Form 10-Q
period 1995-03-31
VACU DRY CO
filed 1995-05-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d)
  X       of the Securities Exchange Act of 1934.
_____     For the quarterly period ended March 31, 1995 or


          Transition Report Pursuant to Section 13
          or 15(d) of the Securities Exchange Act of 1934.
_____     For the transition period from_______ to _______.


                       Commission File Number 01912

                             VACU-DRY COMPANY

          (Exact name of registrant as specified in its charter)




     California                                        94-1069729
(State of incorporation)                              (IRS Employer
                                                    Identification #)

7765 Healdsburg Ave., Sebastopol, California               95472
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  707/829-4600


                                 Not-Applicable
_____________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: __X__   NO:____


As of March 31, 1995, there were 1,704,495 shares of common stock, no par value, outstanding.

                                     PART I
                             FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


The financial statements herein presented for the quarters ended March 31, 1995 and 1994, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented, are of a normal recurring nature.

Liquidity and Capital Resources

Because the Company's operations are seasonal in nature, the Company's liquid resources fluctuate during the year in a way that changes very little from year to year. The inventory and accounts payable balances are normally at their lowest level as of the end of the fiscal year and their highest level as of the end of the second quarter. This seasonal increase in the accounts payable balance results in a temporary increase in the Debt to Equity ratio. The increase in the inventory from the June 30, 1994 balance was funded primarily by the increase in the borrowing under the line credit. The net working capital as of March 31, 1995 of $3,445,000 declined $722,000 from the June 30, 1994 balance of $4,167,000 . The net working capital of $3,445,000 as of March 31, 1995 compares to $3,445,000 as March 31, 1994. The decline in net working capital was a result of the cash needed to fund the operating activities and capital expenditures during the nine month period. The source of this cash was from borrowings under the line of credit agreement with the bank.

The Company's liquidity resources are obtained from external and internal sources. The Company's largest external source is a revolving line of credit provided by a bank at the Bank's prime rate. The Company has a revolving line of credit limit of $4,000,000 secured by inventory and accounts receivable. As of March 31, 1995, the Company had $1,075,000 of available funds under this revolving line of credit. As a result of the increase in the inventory balances during the year, the revolving line of credit limit was increased during the quarter to $4,000,000. This compares with $2,198,000 of available funds (on a $3,000,000 limit) as of March 31, 1994. As of March 31, 1995, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The most significant source of internal liquidity is the Company's net working capital. One source of long term liquidity is the sale of the idle production facility, although the Company is not relying on the sale of this facility as a source of liquidity, the Company's short and long-term liquidity would materially increase upon such a sale. The Company has leased a portion of the idle facility on a short and long term basis. The Company has undertaken an aggressive program with a prominent real estate company to sell or lease this idle facility.

The Company has established a capital expenditure budget of approximately $1,418,000 for the 1994-1995 fiscal year. Approximately $175,000 of this total is needed to relocate Product Development and thus finalize the consolidation of the two production facilities. At this time the Company has not leased the area occupied by Product Development at the idle facility and thus to conserve cash the Company is deferring this relocation until this area is either sold or leased. The balance of the capital expenditure budget will be used to refurbish existing equipment and to purchase new equipment. The Company has expended $813,000 through March 31, 1995, of the budgeted annual amount for capital additions. These expenditures were financed by borrowings on the revolving line of credit. The balance of the budget will be funded as the Company generates cash from the reduction of inventories.


Results of Operations

Quarter ended

Net sales decreased $2,316,000 or 34% in the third quarter ended March 31, 1995. This decline was the result of decreased demand and discontinued items by our customers, and an extremely competitive market.

Cost of sales as a percentage of net sales increased from 83% in 1994 to 102% in 1995. The lower sales in the quarter and the resultant decrease in the production volume accounted for the negative gross profit. The gross profit on the sales for the quarter were approximately equal to the net overhead expenses for the period.

Selling, general and administrative expenses decreased $194,000 or 28% in the third quarter ended March 31, 1995. This decrease is a result of the difference between years in the Bonus/Profit Sharing expense. As result of the lower earnings in 1995, the Company has not reached the level of earnings required by the Bonus/Profit Sharing Plan to begin accrual of this expense. In the third quarter ended March 31, 1994 the Company expensed $179,000 related to the Bonus/Profit Sharing accrual.

Interest expense increased $55,000 because of the increased borrowings under the line of credit.

Year-to-date

Net sales decreased $5,180,000 or 23% for the nine months ended March 31, 1995. This decline was the result of a substantial reduction in sales orders to a major customer in addition to lower sales to a number of other customers. The competitive market, a mild winter (lower sales of ingredients for hot cereal products) and discontinuance of products by our customers are some the main reasons for this decrease in sales. The lower sales were partially offset by increased sales of $1,477,000 of banana and pumpkin flakes.

Cost of sales as a percentage of net sales increased from 83% in 1994 to 90% in 1995. The competitive environment has adversely affected our margins in comparison with previous years. The lower sales resulted in lower production volume and consequently less overhead was absorbed. The actual overhead incurred did not decrease as result of the decreased production volume and consequently the total cost of sales increased as a percentage of net sales.

Selling, general and administrative expenses decreased $288,000 or 10% in the nine month period ended March 31, 1995. Most of this decrease is composed of the difference between years in the Bonus/Profit Sharing expense. As result of the lower earnings in 1995, the Company has not reached the level of earnings required by the Bonus/Profit Sharing Plan to begin accrual of this expense. In the nine month period ended March 31, 1994, the Company accrued $320,000 of Bonus/Profit Sharing expense.

Interest expense increased $100,000 because of the increase in the borrowing under the line of credit.

                              PART II
                           OTHER INFORMATION

Item 1.   Legal Proceedings

               There are no legal proceedings pending.


Item 4.   Submission of Matters to a Vote of Security Holders.

               No matters were submitted to a vote of security holders during the period covered by this report.



Item 6.   Exhibits & Reports on Form 8-K

          a.   Exhibits  -  none

          b.   Reports on Form 8-K  -  none


                                            VACU-DRY COMPANY
                                     CONDENSED STATEMENT OF EARNINGS
                                               (UNAUDITED)


                    Nine Months    Nine Months   Three Months   Three Months
                        Ended         Ended           Ended          Ended
                  March 31, 1995 March 31, 1994 March 31, 1995 March 31, 1994
REVENUES:

     Net sales       $16,705,000    $21,885,000     $4,531,000     $6,847,000

     Other               235,000        255,000         84,000         73,000
     Total revenue  $ 16,940,000    $22,140,000     $4,615,000     $6,920,000

COST & EXPENSES

     Cost of sales    14,984,000     18,241,000      4,629,000      5,656,000

     Selling, general &
       administration  1,629,000      1,917,000        500,000        694,000

     Interest            270,000        170,000        116,000         61,000
                     $16,883,000    $20,328,000     $5,245,000     $6,411,000


EARNINGS BEFORE
  INCOME TAXES            57,000      1,812,000      (630,000)        509,000

PROVISION FOR TAXES       20,000        720,000      (255,000)        199,000

NET EARNINGS         $    37,000     $1,092,000    $ (375,000)     $  310,000


EARNINGS PER COMMON SHARE   $.02           $.66         $(.22)           $.19


AVE COMMON SHARES
  OUSTANDING           1,701,510      1,664,029     1,702,300       1,664,029



                                See notes to interim financial statements

                                             VACU-DRY COMPANY
                                               Balance Sheets
                                                (Unaudited)
                                           (Dollars in thousands)

CURRENT ASSETS:          3/31/95   6/30/94        CURRENT LIABILITIES:                3/31/95   6/30/94

Cash                     $  195    $  419         Borrowings under line of credit     $ 2,925   $  280

Accounts receivable       1,489     1,670         Current maturities of long-term debt    475      475

Other receivables           235       -0-         Accounts payable                      1,417    1,160

Inventories               7,166     4,777         Accrued payroll & related liabilities   677      596

Prepaid expenses            140       104         Accrued expenses                        193      604

Current deferred taxes      451       502         Accrued interest & insurance payable    106       49

                          _____     _____         Accrued SAR payble                       52      141
Total current assets      9,676     7,472
                                                  Deferred factory overhead               394      -0-

Net property, plant &                             Income taxes payable                    -0-      -0-
   equipment              7,632     7,457
                                                                                        ____     _____
                                                  Total current liabilities            $6,239   $3,305

                                                  LONG-TERM DEBT - Net of
                                                    current maturities                  2,229    2,585

                                                  DEFERRED INCOME TAXES                   810      803

                                                  SHAREHOLDERS' EQUITY:

                                                  Capital stock                         3,945    3,933
                                                  Retained earnings                     4,085    4,303

                                                  Total shareholders' equity            8,030    8,236

                         ______    ______         Total liabilities and                ______    ______
Total Assets            $17,308   $14,929           shareholders' equity              $17,308  $14,929

                              See notes to interim financial statements

                                VACU-DRY COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                     1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                    $   37,000       $1,092,000
                                                  __________       __________
  Adjustments to reconcile net earnings to net
    cash provided by operating activities  -

    (Gain) on sale of equipment                         -0-             8,000
     Depreciation expense                            641,000          569,000
   Changes in certain assets & liabilities
     Decrease (increase) in receivables              (50,000)           1,000
     (Increase) in inventories                    (2,389,000)      (3,555,000)
     Decrease (increase) in prepaid assets           (36,000)         334,000
     Decrease (increase) in current deferred taxes    51,000          (17,000)
     Increase in accounts payable                    702,000        1,203,000
     Increase (decrease) in accrued expenses        (856,000)         366,000
     Increase in accrued insurance & interest         57,000           28,000
     Increase in accrued payroll & liabilities        81,000          127,000
     Increase in deferred overhead                   394,000          600,000
     Increase in income taxes payable                   -0-           204,000
     (Decrease) in SAR liability                     (89,000)         (41,000)
                                                     _______         __________
          Total adjustments                       (1,494,000)        (173,000)

     Net cash provided by (used for)
          operating activities                    (1,457,000)         919,000
                                                   _________        _________
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                           (813,000)      (1,007,000)
                                                   _________        _________
          Net cash used for investing activities    (813,000)      (1,007,000)
                                                   _________        _________
CASH FLOWS FROM FINANCING ACTIVITIES:
     Additional borrowings under line of credit    9,688,000        6,489,000
     Payments on line of credit                   (7,043,000       (6,869,000)
     Quarterly Dividend of $.05 per share           (255,000)           -0-
     Employee purchase of Company stock               81,000           19,000
     Stock buy back of Company shares                (69,000)           -0-
     Principal payment of long-term debt            (356,000)        (216,000)
     Borrowings on the consolidation loan              -0-            640,000
                                                  __________         ________
          Net cash used by financing activities    2,046,000           63,000
                                                  __________         _________
NET INCREASE (DECREASE) IN CASH                     (224,000)         (25,000)

CASH AT THE BEGINNING OF THE YEAR                    419,000          327,000
                                                  __________        _________
TOTAL CASH AT THE END OF THE PERIOD               $  195,000       $  302,000

                   See notes to interim financial statements

                                VACU-DRY COMPANY
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1995


Note 1  -      The Interim Financial Statements herein presented for
               the nine months ended March 31, 1995, reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the period then ended. The statements are unaudited and are not necessarily indicative of results for the full year.

Note 2  -      Inventories  -

               Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method or market.

               The excess of current cost of the inventory over LIFO cost was $1,233,000 at March 31, 1995 and $1,511,000 at June 30,
               1994.

               Inventories at March 31, 1995 and June 30, 1994, consisted of the following:

                                              3/31/95         6/30/94

                 Finished goods              $6,569,000     $4,276,000

                 Work in progress               270,000        192,000

                 Raw materials, & containers    327,000        309,000
                                             __________     __________
                                             $7,166,000     $4,777,000


Note 3  -      Statement of Cash Flows  -

               Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

                                              1995                 1994

               Interest paid                 $281,000            $170,000
               Income taxes paid             $158,000            $373,000

Note 4  -      Income Taxes -

               The effective income tax rate for 1995 is 40%, which compares to 40% for 1994. There were no federal or state tax operating loss carryforwards for book or tax purposes at March 31, 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              VACU-DRY COMPANY


Date: May 12, 1995            (Donal Sugrue)
                              _______________________
                              Donal Sugrue, President

Date: May 12, 1995            (Tom Eakin)
                              _______________________
                              Tom Eakin, VP, Finance