Form 10-K
period 1995-06-30
VACU DRY CO
filed 1995-09-27
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
       X       of the Securities Exchange Act of 1934.
               For the fiscal year ended June 30, 1995.

               Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the transition period from_______ to _______.

                             VACU-DRY COMPANY

          (Exact name of registrant as specified in its charter)

                       Commission File Number 01912

     California                                               94-1069729

(State of incorporation)                                    (IRS Employer
                                                            Identification

7765 Healdsburg Ave., Sebastopol, California                     95472

(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          707/829-4600

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES:  X    NO:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (  )

On August 25, 1995, nonaffiliates of the Registrant held voting stock with an aggregate market value of $8,596,277 based upon the average of the high and low prices of the Company's stock.

As of August 25, 1995, there were 1,698,030 shares of common stock, no par value, outstanding.

The Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

                                     Part I

Item I. Business

 (a) Vacu-dry Company (the Company), incorporated in California in 1946, is engaged in the business of the development, production and marketing of fruit products. The Company's products include low moisture and evaporated fruits, bulk apple juice, apple juice concentrate, private label drink mixes and low moisture food for the food storage market.

     The Company has been engaged in the production of low moisture fruits since 1933. Through drying processes, the moisture in apples is reduced from original levels of 85%-90% to as low as 2%. In addition the Company purchases other fruits such as apricots, dates, peaches, prunes and other varieties of fruit which have been partially dried and further reduces the moisture in these fruits to levels of approximately 3%. The resultant low moisture products are much lighter in weight and less bulky than their raw, canned or frozen counterparts. Because of their extreme dryness, low moisture fruit products require no refrigeration or other special storage conditions. Other advantages include consistent product quality, economical packaging and convenience in handling and use.

     The Company has a representation agreement to sell fruit products produced in Ecuador for a company based in the United States. This agreement automatically renews at the end of each three year term unless either party notifies the other six months in advance of the end of the term. In the current fiscal year the Company entered into a similar representation agreement to sell dried fruit products produced by a California company. This agreement automatically renews at the end of each three year term unless either party notifies the other six months in advance of the end of the term. These products will be sold primarily as ingredients to the major food processors.

(b) The Company competes in a single industry segment within the food industry; all assets held are supportive of efforts to compete in that segment. Selective financial information relating to the industry segment is as follows:

                             1994               1994            1993

     Net sales           $21,438,000         $27,773,000    $26,770,000
     Earnings before
       income taxes        $ 287,000         $ 1,887,000    $ 1,791,000
     Identifiable assets $15,335,000         $14,929,000    $13,210,000


(c) The low moisture food industry in the United States is comparatively small. There are only a few organizations engaged in the dehydration of fruits to low moisture levels (2% to 5% moisture).

     The Company has two major direct competitors in the low moisture and evaporated business. One is a Washington-based agricultural cooperative and the other is a Washington-based privately owned processor. Numerous processors compete in the business of producing bulk apple juice and concentrate.

     The Company's products are sold directly and through brokers, to the bakery, food storage and food service markets, to major food processors (most of which use the products as ingredients), and to federal and state institutions.

     In terms of volume, apples represent the major fruit handled by the Company. The sources of raw material supply are individual apple growers and in emergencies by dried apple processors in Washington. The majority of the Company's raw apple supply comes from California. In some years, due to crop conditions, the percentage of fruit purchased from out-of-state sources may increase. In those years, the Company incurs increased costs due to additional freight. The Company strives to reflect such cost increases in selling price adjustments but, if unsuccessful, will absorb such costs.

     Other important fruits, including peaches, apricots and prunes, are obtained principally from dried fruit packing houses in California. Supplies of fruit are expected to be sufficient to meet the needs of regular customers. For other supplies, including cans and packaging materials, the Company draws from a number of vendors and expects that adequate supplies will be available.

     The business of producing evaporated apples, bulk apple juice and concentrate is seasonal, beginning in late July and usually ending in March or April.

     Inventories of fresh and dried apples, packaging materials and finished goods as of June 30, 1995, were approximately 25% of annual net sales.

     The Company's three largest customers accounted for approximately 21% of gross sales in 1995. The loss of any one or more of these customers could have a material adverse effect on the Company.

     The dollar amount of order backlog believed to be firm as of June 30, 1995, June 30, 1994 and June 30, 1993 was $10,029,000, $9,931,000 and
     $10,790,000, respectively. The backlog of orders at June 30, 1995 is expected to be filled within the current fiscal year. The dollar value of backlog varies during the year, with the peak occurring during the September through December period.

     The Company holds the following trademarks: Vacu-dry, Appella, Apple Munchies, Noah's Ark, Fruit Galaxy, Perma-Pak and Pantri Reserve. Trademark sales account for the majority of the Company's total sales. Vacu-dry and Perma-Pak are the predominant trademarks listed above.


     For information on research and development expenditures, see Note 11 to the Financial Statements.

     The Company has completed the consolidation of its two production operations ,with only the product development department remaining to complete the consolidation of the two facilities. Product development will remain at the idle production facility until the related portion of the facility is leased. As of June 30, 1995, the land and buildings of the idle production facility remain on the market for sale or lease by the Company. The Company has leased a significant portion of the facility and is conducting negotiations with other potential tenants.

     The Company has complied with all governmental regulations regarding protection of the environment. No material capital expenditures are anticipated for environmental control facilities during the next fiscal year.

     The Company employs an average of approximately 250 persons. This number varies throughout each year and increases during periods of high production. Of the 250 employees, approximately 200 are represented by the General Truck Drivers, Warehousemen and Helpers Union, Local #624. The Company is presently in contract negotiations with the Union.

(d) The Company's export sales can vary greatly between years, depending upon foreign crop conditions and relative exchange rates. The amount of the Company's export sales for 1995, 1994 and 1993 were $1,480,000, $1,267,000 and $971,000 respectively.

Item 2. Properties

     The principal administrative offices are located in Sebastopol, California. Approximately 3,710 square feet of office space are leased through February 1996. The lease may be extended for one year.

     The Company owns 15 acres of land and approximately 90,000 square feet under roof at 1365 Gravenstein Hwy So., Sebastopol, California. This facility (formerly described as Plant #1) was used for the dehydration of fruits to low moisture, prior to the consolidation of this operation into the main processing plant (formerly described as Plant #2), located at 2064 Gravenstein Hwy No., Sebastopol, California. As of June 30, 1995, the land and buildings of the idle production facility (Plant #1) remain on the market for sale or lease. Management believes that leasing the facility is currently the most likely alternative. The Company has leased a portion of the facility and is conducting negotiations with other potential tenants. The Company has no debt associated with this facility.

     The Company owns 64 acres of land and approximately 282,000 square feet under roof at 2064 Gravenstein Hwy. No., Sebastopol, California. As of June 30, 1995, this facility is the Company's only active processing plant. The buildings include facilities to process fresh apples into dried products, bulk apple juice and concentrate, in addition to dehydrating by continuous air drying and vacuum drying of apples and other fruits; warehouse space; cold storage, and office accommodations. The Company has leased approximately 35,000 square feet of excess warehouse space through April 1995. The lease may be extended for one year.

     The consolidated production operations functioned at approximately 114% of the single shift capacity.


Item 3. Legal Proceedings

     The Company has no material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the last quarter of the year ended June 30, 1995.

                                    Part II

Item 5. Market for the Registrant's Common Stock and Related Security-holder matters

     The quarterly high and low prices for the last two fiscal years were as follows:


               First Quarter                 Low Bid        High Bid

                  9/30/93                     9               10-1/2
                 12/31/93                     8-1/2           11-1/4
                  3/31/94                     8-1/4            9
                  6/30/94                     8-1/4           10-1/2
                  9/30/94                     8-1/2           11
                 12/31/94                     7-3/4           10-3/4
                  3/31/95                     5-1/2            8-1/2
                  6/30/95                     4-1/4            6-1/2

     The above quotations were obtained from the Nasdaq monthly statistical reports. The Company's Nasdaq symbol is VDRY.

     On August 25, 1995, the approximate number of holders of common stock was 1,021. On that date, the average of the high and low price per share of the Company's stock was $5.0625. This price does not include dealer mark-ups, mark-downs or commissions.

Item 6. Selected Financial Data

                                        YEAR ENDED

                         June 30,  June 30,  June 30,  June 30,  June 30,
                           1995      1994      1993      1992      1991

                              (In thousands except per share amounts)

Net sales                $21,438   $27,773   $26,770   $24,307   $19,450
Earnings before
   income taxes          $   287   $ 1,887   $ 1,791   $ 1,353   $ 1,152
Net earnings             $   195   $ 1,174   $ 1,075   $   833   $   671
Earnings per
  common share             $ .11      $.70      $.65      $.50      $.40
Weighted average common
  shares outstanding       1,701     1,669     1,664     1,664     1,667
Total Assets             $15,335   $14,929   $13,210   $10,760   $10,256


Long-term debt           $ 2,105   $ 2,585   $ 2,404   $ 1,272   $   378

Cash dividends per
       common share      $   .15   $   .05   $  --     $  --     $ --




Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

     LIQUIDITY AND CAPITAL RESOURCES

     Vacu-dry Company's financial condition declined slightly during Fiscal 1995 as a result of the lower net earnings. The Company's liquidity decreased during 1995 as it's net working capital decreased 9%. During the same period, the Company's equity position remained level with last year.

     Because the Company's operations are subject to seasonality, the Company's liquid resources fluctuate annually in a manner which changes very little from year to year. The Company experiences a normal seasonal decrease in production in April. Inventories and related short term borrowing are usually at their peak at this time. The slowdown in production normally extends through July and corresponds to the availability of raw fruit on an affordable basis. The Company's inventory ordinarily decreases during the period beginning in April and ending in October, which creates a corresponding increase in liquidity.

     The Company's largest external source of liquidity is a $4,000,000 revolving line of credit provided by a bank at the Bank's prime lending rate. As of June 30, 1995, the Company had $1,649,000 of available funds on the $4,000,000 revolving line of credit. This compares with $2,720,000 of available funds on the $3,000,000 revolving line of credit as of June 30, 1994. As of June 30, 1995, the Company was in compliance with all covenants and restrictions related to its outstanding debt.

     The Company has established a capital expenditure budget of approximately $537,000 for the 1995-1996 fiscal year. The Company anticipates financing these expenditures through internally generated funds and possibly the use of debt financing.

     The most significant internal source of liquidity is the Company's net working capital. The Company believes that sustained profitability will lessen the impact of seasonal liquidity fluctuations. The Company has also leased a significant portion of its idle facility and is aggressively trying to the lease the remaining square footage. At this time the Company is not pursuing the sale of this facility.

     The Company's net working capital decreased from $4,167,000 in 1994 to $3,775,000 in 1995 as a result of using the line of credit to finance the current year's capital expenditures. The debt to equity ratio remained flat between years. The Company believes its existing working capital line of credit is sufficient to meet its commitments.

     The Company anticipates that profitable operations and debt financing will satisfy the Company's future liquidity and capital needs. However, the Company will utilize future private or public financing if interest rates rise or if the Company's growth prospects require additional funds for operations.

     On April 28, 1994, the Board of Directors established a regular dividend policy of $.05 per share per quarter. As a result of the lower sales and earnings, the Board of Directors, on April 27, 1995 suspended the payment of this quarterly cash dividend.

     On July 28, 1994, the Board of Directors approved a plan to repurchase up to 40,000 shares of the Company's stock from time to time in the open market or in privately negotiated transactions. During the current fiscal year, the Company repurchased 15,200 shares of stock under this plan at an average price per share of $6.27. On April 27, 1995 the Board of Directors suspended the repurchase of stock under this plan.

     RESULTS OF OPERATIONS

     The Company's sales are dictated by the competitive environment, customer demands and consumer preferences. Sales volume between years can be affected by one or more of these factors. In fiscal 1995 the Company's net sales decreased $6,335,00 or 23%. The sales declined as a result of substantially lower sales to one of the Company's major customers in addition to lower sales volume to other significant customers. The competitive environment contributed to the sales decline in fiscal 1995. The Company anticipates the competitive environment to continue into the next fiscal year and may affect the sales for fiscal 1996. The net sales for 1994 increased $1,003,000 or 4%. This increase was a result of sales of banana products. Apple sales for the 1994 fiscal year decreased $850,000 as a result of the competitive environment. Sales in 1994 (predominantly in the first and second quarters) were favorably impacted by substantial purchases by one of its major customers. In fiscal 1993, the Company's net sales increased $2,463,000 or 10%. Increases during 1993 were attributable to increases in volume and in unit price.

     Cost of sales as a percentage of net sales increased during fiscal years 1995 (90%), 1994 (85%) and 1993 (84%), respectively. In fiscal 1995, the increase in the cost of sales percentage was predominantly due to the lower production volume as a result of the decreased sales volume and the resultant decrease in overhead absorption. Cost of sales increased slightly in fiscal year 1994 due to slightly lower margins, along with inefficiencies incurred during the start-up phase of the consolidation of operations. The decrease in 1993, was a result of the increased production volume and slightly improved profitability.

     Selling, general and administrative expenses decreased $621,000 in 1995. This decrease was due to multiple factors, including; the receipt of two workers compensation dividends from two different policy years totally $257,000, a $96,000 credit from the reduction in the SAR liability (as result of the lower stock price) and a decrease of $346,000 between years in the bonus and profit sharing expense. Selling, general and administrative expenses decreased $24,000 in 1994, due to the receipt of a workers compensation dividend. In 1993, selling, general and administrative expenses increased $186,000 or 8%. This increase was due primarily to higher brokerage on the increased sales, increased incentive expense generated by the Company's higher earnings and increased marketing expenses incurred to promote the Company's existing product line.

     Interest expense increased $144,000 in fiscal 1995 as a result of the increased level of borrowing on the line of credit. In 1994 interest expense increased $31,000, as a result of the increase in the prime lending rate by the Company's bank and the larger balance owing to the bank on the consolidation related financing during fiscal 1994 versus 1993. Interest expense increased $77,000 in 1993, as a result of an increase in long-term borrowing.

Item 8. Consolidated Financial Statements and Supplementary Data

     See Index at Item 14 for information required by this item.

Item 9. Disagreements on Accounting and Financial Disclosure

     None

                                 Part III


Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this item is contained in the Registrant's 1995 Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference.


     Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company as of August 25, 1995:

     Name                         Age             Position

     Donal Sugrue                 64              President and Chief
                                                  Executive Officer

     Esther K. Castain            57              Secretary and Manager
                                                  of Employee Relations

     Thomas R. Eakin              41              Vice President, Finance


     Ralph A. Sceales             57              Vice President, Operations


     Mr. Sugrue joined the Company in 1962. He has been President and Chief Executive Officer since August 1990. Prior thereto he was Executive Vice President and Secretary.

     Ms. Castain joined the Company in 1976. She has been Secretary of the Company since 1990. Prior thereto she was Manager of Employee Relations.

     Mr. Eakin joined the Company in 1983. For more than the past eight years he has been Vice President, Finance, and Chief Financial Officer.

     Mr. Sceales joined the Company in 1975. He has been Vice President, Operations, since August 1990. For more than six years prior thereto he was Director of Operations of the Company.



Item 11. Executive Compensation

     Information with respect to this item is contained in the Registrant's 1995 Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this item is contained in the Registrant's 1995 Proxy Statement in the table under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     Information with respect to this item is contained in the Registrant's 1995 Proxy Statement in the table under the heading "Executive Compensation," which information is incorporated herein by reference.

                                    Part IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

     (a)
          1.   Financial Statements:

               Reports of Independent Public Accountants.
               Statements of Earnings for the Years Ended June 30, 1995,
                    June 30, 1994 and June 30, 1993.
               Balance Sheets -- June 30, 1995 and June 30, 1994.
               Statements of Changes in Shareholders Equity for the
                    Years Ended June 30, 1995, June 30, 1994 & June 30, 1993.
               Statements of Cash Flows for the Years Ended June 30, 1995,
                    June 30, 1994 and June 30, 1993.
               Notes to Financial Statements.


          Financial statements and schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes thereto.

            3.    Exhibits:

            Exhibit No.

            3. a.   Articles of Incorporation (2)

               c.   By-laws of Vacu-dry Company (4)


          10.  c.   February 8, 1983 Donal Sugrue Consultant Agreement (1)

               d.   February 8, 1983 Donal Sugrue Employment Agreement (1)

               j.   Stock Appreciation Plan (4)

          20.       Proxy Statement Information (5)

          These exhibits are incorporated by reference to the Registrant's Annual Report, filed pursuant to Section 13 of the Securities Exchange Act of 1934:

               (1)  On Form 10-K for the year ended June 30, 1984.

               (2)  On Form 10-K for the year ended June 30, 1988.

               (4)  On Form 10-K for the year ended June 30, 1992.

               (5)  On Form 10-K for the year ended June 30, 1995.

     (b) No reports on Form 8-K were filed during the last quarter of the year ended June 30, 1995.

                         ARTHUR ANDERSON LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Vacu-dry Company:

We have audited the accompanying balance sheets of Vacu-dry Company
(a California corporation) as of June 30, 1995 and 1994, and the related statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vacu-dry Company as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.



  (ARTHUR ANDERSON LLP)
San Francisco, California,
  August 11, 1995

                           VACU-DRY COMPANY
                   BALANCE SHEETS--JUNE 30, 1995 AND 1994


                                                        1995            1994
ASSETS
CURRENT ASSETS:
  Cash                                            $   187,000     $   419,000
  Accounts receivable, less allowances for
   uncollectible accounts of $45,000 and $35,000
   in 1995 and 1994, respectively                   1,679,000       1,670,000
  Inventories, less LIFO reserves of $1,334,000 and
    $1,511,000 in 1995 and 1994, respectively       5,414,000       4,777,000
  Income tax refund receivable                        155,000          38,000
  Prepaid expenses                                    176,000          66,000
  Current deferred income taxes                       303,000         502,000
                                                  -----------      -----------
          Total current assets                      7,914,000       7,472,000
                                                  -----------      -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                227,000         227,000
  Buildings and improvements                        6,416,000       6,285,000
  Machinery and equipment                          10,135,000       9,417,000
  Construction in progress                             32,000         138,000
                                                  -----------      -----------
          Total property, plant and equipment      16,810,000      16,067,000
  Accumulated depreciation                         (9,389,000)     (8,610,000)
                                                  -----------      -----------
          Net property, plant and equipment         7,421,000       7,457,000
                                                  -----------      -----------
          Total assets                            $15,335,000     $14,929,000
                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under line of credit                $ 2,351,000      $   280,000
  Current maturities of long-term debt               480,000          475,000
  Accounts payable                                   393,000        1,160,000
  Accrued payroll and related liabilities            524,000          596,000
  Accrued expenses                                   317,000          745,000
  Accrued insurance payable                           58,000           47,000
  Accrued interest                                    16,000            2,000
                                                 -----------      -----------
          Total current liabilities                4,139,000        3,305,000
                                                 -----------      -----------
LONG-TERM DEBT, net of current maturities          2,105,000        2,585,000
                                                 -----------      -----------
DEFERRED INCOME TAXES                                912,000          803,000
                                                 -----------      -----------
SHAREHOLDERS' EQUITY:
  Preferred stock- 2,500,000 shares authorized; no
   shares outstanding                                   -                -
  Capital stock- common stock, 5,000,000 shares
   authorized, no par; 1,698,030 and 1,699,572 shares
   outstanding in 1995 and 1994, respectively     3,936,000        3,933,000
  Retained earnings                               4,243,000        4,303,000
                                                -----------      -----------
          Total shareholders' equity              8,179,000        8,236,000
                                                -----------      -----------
  Total liabilities and shareholders' equity    $15,335,000      $14,929,000
                                                ===========      ===========

        The accompanying notes are an integral part of these statements.


                              VACU-DRY COMPANY
                             STATEMENTS OF EARNINGS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                   1995            1994           1993

REVENUE:
  Net sales                     $21,438,000     $27,773,000    $26,770,000
  Other                             255,000         248,000        300,000
                                -----------     -----------    -----------
    Total revenue                21,693,000      28,021,000     27,070,000
                                -----------     -----------    -----------
COSTS AND EXPENSES:
  Cost of sales                  19,270,000      23,521,000     22,582,000
  Selling, general and
   administrative                 1,751,000       2,372,000      2,396,000
  Interest, net                     385,000         241,000        210,000
  Consolidation expenses              -               -             91,000
                                -----------     -----------    -----------
    Total costs and expenses     21,406,000      26,134,000     25,279,000
                                -----------     -----------    -----------
    Earnings before provision
     for income taxes               287,000       1,887,000      1,791,000

PROVISION FOR INCOME TAXES           92,000         713,000        716,000
                                -----------     -----------    -----------
          Net earnings          $   195,000     $ 1,174,000    $ 1,075,000
                                ===========     ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                  1,700,912       1,669,122      1,664,029
                                  =========       =========      =========
EARNINGS PER COMMON SHARE              $.11            $.70           $.65
                                       ====            ====           ====

        The accompanying notes are an integral part of these statements.



                           VACU-DRY COMPANY
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                Common Stock
                           ----------------------
                                                                  Total
                              Number                Retained    Shareholders
                            of Shares    Amount     Earnings       Equity

BALANCE, JUNE 30, 1992     1,664,029   $3,615,000  $2,137,000    $5,752,000
  Net earnings                  -          -        1,075,000     1,075,000
                           ---------   ----------  ----------    ----------
BALANCE, JUNE 30, 1993     1,664,029    3,615,000   3,212,000     6,827,000
  Net earnings                  -          -        1,174,000     1,174,000
  Dividends                     -          -          (83,000)      (83,000)
  Issuance of common stock    35,543      318,000        -          318,000
                           ---------   ----------  ----------    ----------
BALANCE, JUNE 30, 1994     1,699,572    3,933,000   4,303,000     8,236,000
  Net earnings                 -           -          195,000       195,000
  Dividends                    -           -         (255,000)     (255,000)
  Issuance of common stock    13,658       99,000        -           99,000
  Repurchase of common stock (15,200)     (96,000)       -          (96,000)
                           ---------   ----------  ----------    ----------
BALANCE, JUNE 30, 1995     1,698,030   $3,936,000  $4,243,000    $8,179,000
                           =========   ==========  ==========    ==========

        The accompanying notes are an integral part of these statements.



                             VACU-DRY COMPANY
                           STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 1995,1994 AND 1993

                                        1995           1994            1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                        $    195,000  $ 1,174,000  $  1,075,000
                                      ------------  -----------  ------------
  Adjustments to reconcile net earnings to
   net cash provided by (used for) operating
   activities-
      Depreciation expense                 884,000      777,000       859,000
      Loss (gain) on sale of assets          6,000        9,000       (10,000)
      Deferred taxes                       308,000       16,000       131,000
      Changes in certain assets and
       liabilities-
        Decrease (increase) in accounts
         receivable, net                    (9,000)     148,000      (315,000)
        Increase in inventories           (637,000)  (1,376,000)     (357,000)
        Decrease in other receivables         -            -           95,000
        Decrease (increase) in prepaid
         expenses                         (110,000)     (83,000)       84,000
        Decrease (increase) in income tax
         refund receivable                (117,000)     431,000      (469,000)
        Decrease in other assets              -            -           30,000
        Increase (decrease) in accounts
         payable                          (767,000)     394,000       (64,000)
        Increase (decrease) in accrued
         liabilities                      (475,000)      74,000       288,000
        Decrease in income taxes payable      -            -          (70,000)
                                       ------------ -----------   ------------
          Total adjustments               (917,000)     390,000       202,000
                                       ------------ -----------   ------------
          Net cash provided by (used for)
           operating activities           (722,000)   1,564,000     1,277,000
                                       ------------ -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    (867,000)  (1,111,000)   (2,277,000)
  Proceeds from the sale of assets          13,000         -           30,000
                                       ------------  -----------  ------------
          Net cash used for investing
           activities                     (854,000)  (1,111,000)   (2,247,000)
                                       ------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowings under the line of
   credit                               11,324,000    8,974,000    15,074,000
  Payments on line of credit            (9,253,000)  (9,876,000)  (15,460,000)
  Borrowings under consolidation term
   loan                                       -         640,000     1,482,000
  Principal payments of long-term debt    (475,000)    (334,000)      (86,000)
  Dividends paid                          (255,000)     (83,000)         -
  Repurchase of common stock               (96,000)        -             -
  Issuance of common stock                  99,000      318,000          -
                                       ------------  -----------  ------------
          Net cash provided by (used for)
           financing activities          1,344,000     (361,000)    1,010,000
                                       ------------  -----------  ------------
NET INCREASE (DECREASE) IN CASH           (232,000)      92,000        40,000

CASH AT BEGINNING OF YEAR                  419,000      327,000       287,000
                                       ------------  -----------  ------------
CASH AT END OF YEAR                   $    187,000  $   419,000  $    327,000
                                       ============  ===========  ============
SUPPLEMENTAL DATA:
  Cash paid for-
    Interest                         $    371,000   $   238,000  $    171,000
    Income taxes                          158,000       581,000       969,000

        The accompanying notes are an integral part of these statements.

VACU-DRY COMPANY
                                  NOTES TO FINANCIAL STATEMENTS
                                         JUNE 30, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Vacu-dry Company (the Company) is engaged in the business of the development, production and marketing of fruit products. The Company's products include low-moisture fruits, bulk apple juice, apple juice concentrate, private label drink mixes and low-moisture food.

Inventories

Inventories are stated at the lower of cost, using the last-in, first-out
(LIFO) method or market (Note 2).

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the assets as follows:

              Buildings and improvements       10 to 40 years
              Machinery and equipment           3 to 15 years


Improvements that extend the life of the asset are capitalized; other maintenance and repairs are expensed. The cost of maintenance and repairs was $982,000 in 1995, $909,000 in 1994 and $1,013,000 in 1993.

Income Taxes

Income taxes include provisions for timing differences between income reported for financial statement and income tax purposes.

Earnings per Common Share

Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.

Common Stock

The Company has no par value common stock. The financial statements reflect no par value.

Reclassifications

Certain 1994 and 1993 amounts were reclassified to conform to the 1995 presentation.

2. INVENTORIES:

Inventories at June 30, 1995 and 1994, consist of the following (LIFO cost):

                                        1995            1994

        Finished goods              $4,926,000      $4,276,000
        Work in process                239,000         192,000
        Raw material and containers    249,000         309,000
                                    ----------      ----------
          Total                     $5,414,000      $4,777,000
                                    ==========      ==========

3. BORROWINGS UNDER LINE OF CREDIT:

Borrowings under the line of credit are secured by inventory and accounts receivable and interest accrues monthly at the prime lending rate. The line of credit is renewed annually on November 1.

                                             1995            1994

      Balance at June 30                 $2,351,000      $  280,000
      Maximum amount available under
       the line of credit                 4,000,000       3,000,000
      Weighted average borrowings         1,459,000         273,000
      Maximum borrowings                  2,996,000         867,000
      Interest rate at June 30                9.00%           8.00%
      Weighted average interest rate          8.60%           7.00%

Per the covenants of the revolving line of credit note with the Company's bank, the Company will not, without prior written consent of the bank, declare or pay any dividend or distribution either in cash, stock or any other property on the Company's stock now or hereafter outstanding with the exception of a $0.05 per share quarterly dividend declared in fiscal 1994 and paid in fiscal 1994 and 1995.

Among the restrictions under the line of credit are provisions that require the Company to maintain certain financial ratios. The Company was in compliance with these financial restrictions.

4. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                       1995          1994

Note payable- five-year consolidation note,
 interest at prime (9.0 percent at June 30, 1995)
 plus 0.375 percent, interest and principal due
 monthly, maturing in September 1998, secured by
 accounts receivable, inventory, equipment and
 fixtures                                        $  667,000        867,000


Note payable- seven-year consolidation note,
 interest at prime (9.0 percent at June 30, 1995)
 plus 0.375 percent, interest and principal due
 monthly, maturing in September 2000, secured by
 accounts receivable, inventory, equipment and
 fixtures
                                                  1,792,000      2,006,000


Industrial revenue bonds, interest at a weighted
 average rate (5.25 percent) and payable in
 installments through 1997
                                                    126,000        187,000
                                                 ----------     ----------
          Total                                   2,585,000      3,060,000

Less- Current maturities                           (480,000)      (475,000)
                                                 ----------     ----------
          Long-term debt                         $2,105,000     $2,585,000
                                                 ==========     ==========

Maturities of long-term debt are as follows:

                                             1996        $  480,000
                                             1997           477,000
                                             1998           415,000
                                             1999           282,000
                                             2000           215,000
                                             Thereafter     716,000
                                                            -------
                                             Total       $2,585,000
                                                         ==========

5. INCOME TAXES:

In the first quarter of fiscal year 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
(SFAS 109). SFAS 109 requires the Company to compute deferred taxes based upon the amount of taxes payable in future years after considering changes in tax rates and other statutory provisions that will be in effect in those years. The implementation of SFAS 109 did not have a material effect on the financial position or results of operations of the Company.

The following is a summary of the Company's provision for income taxes:

                               1995          1994        1993
Current-
  Federal                   $(155,000)     $530,000    $449,000
  State                          -          161,000     136,000
Deferred                      247,000        22,000     131,000
                            ---------      --------    --------
          Provision         $  92,000      $713,000    $716,000
                            =========      ========    ========

A reconciliation of the income tax provision to the expected provision at the federal statutory income tax rate is as follows:

                                1995     %      1994    %      1993     %

Provision at federal
 statutory rate              $98,000    34% $642,000   34% $609,000   34%
State taxes, less federal
 tax benefit                  17,000     6   113,000    6   110,000    6
Research and development
 tax credits                 (23,000)   (8)  (27,000)  (1)   (3,000)   -
Other                           -        -   (15,000)  (1)     -       -
                             --------   --   --------  --   --------  --
          Total provision    $92,000    32% $713,000   38% $716,000   40%
                             =======    ==   ========  ==   ========  ==

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. Temporary differences that gave rise to a significant portion of deferred taxes and liabilities for 1995 and 1994 were as follows:

                                          1995          1994
          Depreciation                 $(880,000)    $(803,000)
          Employee benefit accruals      155,000       219,000
          Unicap and inventory reserves  119,000       119,000
          Contingency reserves              -           80,000
          State income taxes               2,000        34,000
          Property taxes                 (46,000)         -
          Other                           41,000        50,000
                                       ---------     ---------
                                       $(609,000)    $(301,000)
                                       =========     =========

6. STOCK APPRECIATION RIGHTS PLAN:

The Company has a stock appreciation rights (SAR) plan as an incentive for key employees. Under the SAR plan, key employees are granted rights entitling them to market price increases in the Company's stock. At
June 30, 1995 and 1994, 100,000 SARs were authorized. A summary of the outstanding SARs is as follows:

                                  Rights Outstanding at June 30
                Price                 ------------------
              per Right                1995          1994
              ---------                ----          ----
               $ 3.75                 1,600         1,900
                 5.63                   200           200
                 2.69                 5,750         7,750
                 4.31                 1,500         1,500
                 4.63                18,400        18,900
                 5.25                   -           2,500
                11.88                   -           1,000
                 9.63                 3,000         3,000
                10.88                 2,500         2,500
                 8.88                 5,500           -
                                     ------        ------
                                     38,450        39,250
                                     ======        ======

The individual rights vest from the grant date as follows:

                    Year 1       0%      Year 4     60%
                         2      20            5     80
                         3      40            6    100

All rights are granted at fair market value at the date of grant. Rights generally vest over a period from the second to the sixth anniversary date of the grant. The SAR liability is recorded based on the market price of the Company's stock as of the balance sheet date. In 1995, the Company decreased selling, general and administrative expenses by $96,000 in order to reflect the lower SAR liability. In 1994 and 1993, the Company increased selling, general and administrative expenses by $26,000 and $161,000, respectively, in order to reflect the higher SAR liability.

7. EMPLOYEE STOCK PURCHASE PLAN:

The Employee Stock Purchase Plan enables substantially all employees to purchase shares of the Company's common stock at 85 percent of the market value on the first or last business day of the quarterly offering period, whichever is lower. A maximum of 100,000 shares are authorized for issuance over the ten-year term of the plan. The plan term began on January 1, 1994. Under the Plan, 13,658 shares were issued during the fiscal year ended
June 30, 1995, at an average price of $7.248, and 4,774 shares were issued from January 1, 1994, through June 30, 1994, at an average price of $7.438.

8. MAJOR CUSTOMERS:

The five largest customers accounted for approximately 31.6 percent of gross sales in 1995.

9. OPERATING LEASES:

The Company leases office space and equipment. At June 30, 1995, future minimum rental payments are as follows:


                        1996             $215,000
                        Thereafter           -
                                         --------
                        Total            $215,000
                                         ========

Rental expense under these leases was $235,000 in 1995, $233,000 in 1994 and $223,000 in 1993.

The Company has been leasing excess warehouse space, generating revenues of $292,000 in 1995 and $195,000 in 1994 and 1993. These revenues are classified as other income in the statements of earnings.

10. RETIREMENT PLANS:

The Company has a contributory retirement savings and profit sharing plan covering nonunion employees. The Company contributes one and one-half times the first 3 percent of employee contributions to the retirement savings plan. Profit sharing contributions are derived based upon a specific formula of Company earnings. Company contributions to the retirement savings and profit sharing plan were approximately $107,000 in 1995, $148,000 in 1994 and $183,000 in 1993 and are funded currently. The employer's contributions for any fiscal year may not exceed the amount lawfully deductible by the Company under the provisions of the Internal Revenue Code.

The Company contributes to a defined contribution plan for employees covered by collective bargaining agreements. These contributions, funded currently, were $306,000 in 1995, $356,000 in 1994 and $275,000 in 1993.

11. RESEARCH AND DEVELOPMENT:

The Company sponsors research activities relating to the development of new products and the improvement of existing products. The cost of such activities was $347,000 in 1995, $308,000 in 1994 and $258,000 in 1993.

12. QUARTERLY RESULTS (Unaudited):

                       For the Year Ended June 30, 1995
                 -----------------------------------------------
                    First        Second      Third       Fourth
                   Quarter      Quarter     Quarter     Quarter      Total

Net sales        $6,224,000   $5,950,000  $4,531,000  $4,733,000  $21,438,000

Earnings (loss)
  before income
  taxes             347,000      340,000    (630,000)    230,000      287,000

Net earnings (loss) 208,000      204,000    (375,000)    158,000      195,000

Earnings per common
  share                $.12         $.12       $(.22)       $.09         $.11


                          For the Year Ended June 30, 1994
                   -----------------------------------------------

                    First       Second      Third      Fourth
                   Quarter     Quarter     Quarter     Quarter    Total

Net sales       $7,712,000  $7,326,000  $6,847,000  $5,888,000  $27,773,000

Earnings before
 income taxes      433,000     870,000     509,000      75,000    1,887,000

Net earnings       260,000     522,000     310,000      82,000    1,174,000

Earnings per common
share                 $.16        $.31        $.19        $.04         $.70

  Form 10-K

  Copies of the Company's Form 10-K on file with the Securities and Exchange Commission may be obtained by writing to:

                     Esther K. Castain
                     Vacu-dry Company
                     P.O. Box 2418
                     Sebastopol, California  95473-2418

                           SIGNATURES
                           ----------


 Pursuant to the requirements of Section 14 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VACU-DRY COMPANY
                                       ----------------
                                         (Registrant)

  Date: September 26, 1995           By:  (Donal Sugrue)
                                        -----------------------------
                                        Donal Sugrue, President & CEO


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   SIGNATURES                   TITLE                DATE

(a) Principal Executive Officer

     (Donal Sugrue)          President & CEO        September 26, 1995
    ---------------
    Donal Sugrue

(b) Directors:

     (D.P. Boothe Jr.)                              September 26, 1995
    -------------------
    D.P. Boothe Jr.

     (Kenneth P. Gill)                              September 26, 1995
    ------------------
    Kenneth P. Gill

     (Ed Koplovsky)                                 September 26, 1995
    ----------------
    Ed Koplovsky

     (Roger Mertz)                                  September 26, 1995
    ----------------
    Roger Mertz

     (Craig Stapleton)                              September 26, 1995
    ------------------
    Craig Stapleton

     (Joseph Tonascia)                              September 26, 1995
    -------------------
    Joseph Tonascia


(c) Principal Financial Officer and
    Accounting Manager

     (Thomas Eakin)                                 September 26, 1995
    ----------------
    Thomas Eakin        Chief Financial Officer

     (Susan Medeiros)                               September 26, 1995
    ------------------
    Susan Medeiros      Accounting Manager