Form 10-Q
period 1995-09-30
VACU DRY CO
filed 1995-11-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d)
  X       of the Securities Exchange Act of 1934.
          For the quarterly period ended September 30, 1995 or


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

YES: __X__   NO:____


As of September 30, 1995, there were 1,701,910 shares of common stock, no par value, outstanding.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


The financial statements herein presented for the quarters ended September 30, 1995 and 1994, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented, are of a normal recurring nature.

Liquidity and Capital Resources

Because the Company's operations are seasonal in nature, the Company's liquid resources fluctuate during the year in a way that changes very little from year to year. The inventory and accounts payable balances are normally at their lowest level as of the end of the fiscal year and their highest level as of the end of the second quarter. This seasonal increase in the accounts payable balance results in a temporary increase in the Debt to Equity ratio. Normally during the first quarter of the fiscal year the inventory levels increase as a result of the beginning of the production season for apples. Adverse weather conditions earlier this year resulted in a poor local apple crop and a late start in production. As a result of this late start, the inventory level did not increase in the first quarter of the current fiscal year. The net working capital increased from $3,775,000 as of June 30, 1995 to $3,882,000 as of September 30, 1995. These levels are very comparable with September 30, 1994 of $3,875,000. The increase in the Borrowings Under the Line of Credit from September 30, 1994 to September 30, 1995 of $1,185,000 was a result of an increase in the accounts receivable balance of $1,182,000 during the same period. The Borrowings Under the Line of Credit will decline as the accounts receivable balance decreases.


The Company's liquidity resources are obtained from external and internal sources. The Company's largest external source is a revolving line of credit provided by a bank at the Bank's prime rate. The Company has a revolving line of credit limit of $4,000,000 secured by inventory and accounts receivable. As of September 30, 1995, the Company had $2,237,000 of available funds under this revolving line of credit. During the prior fiscal year the revolving line of credit limit was increased to $4,000,000. The current availablity of $2,237,000 compares with $2,422,000 of available funds (on a $3,000,000 limit) as of September 30, 1994. As of September 30, 1995, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The most significant source of internal liquidity is the Company's net working capital. One source of long term liquidity is the sale of the idle production facility, although the Company is not relying on the sale of this facility as a source of liquidity, the Company's short and long-term liquidity would materially increase upon such a sale. The Company has leased the majority of the idle facility on a short and long-term basis.

The Company has established a capital expenditure budget of approximately $537,000 for the 1995-1996 fiscal year. The Company anticipates financing these assets through internally generated funds and possibly the use of debt financing. At this time the Company has not leased the area occupied by Product Development at the idle facility and thus to conserve cash the Company is deferring this relocation until this area is either leased or the entire facility is sold. The capital expenditure budget will be used to refurbish existing equipment and to purchase some new equipment.

The Board of Directors have suspended the quarterly cash dividend and stock repurchase plan.



Results of Operations

Net sales increased $255,000 or 4% in the first quarter of fiscal 1996. The sales increased as a result of volume rather than price.

Cost of sales as a percentage of net sales increased from 85% in 1994 to 92% in 1995. The smaller apple crop resulted in a late start in production and consequently less factory overhead was absorbed during the quarter. This lack of absorption resulted in the increase to cost of sales. In comparison with the first quarter of the past two years, the Company processed significantly less tonnage this period and as a result we did not have the excess absorption of overhead to set aside in the Deferred Factory Overhead reserve. By comparison, in the first quarter of the past two years the Company established a reserve of $150,000 each year. To achieve the same balance in the Deferred Factory Overhead Reserve as in the past two years, the Company will need to materially increase the absorption of overhead in the next quarter. The Deferred Factory Overhead Reserve is normally accumulated in the first and second quarter to offset the lower production level in the fourth quarter. Failure to accumulate an adequate reserve would have an adverse effect on the earnings for the fourth quarter.

Selling, general and administrative expenses decreased $190,000 or 30% in the first quarter. This decrease is a result of numerous factors, including; the effects of the staff reductions, lower legal fees as a result of settlement of the pending ligitaion, decreased expenses related to the SAR plan and other miscellaneous expense reductions.

Interest expense increased $28,000 because of the increased borrowings under the line of credit.

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



Item 6.   Exhibits & Reports on Form 8-K

          a.   Exhibits  -  none

          b.   Reports on Form 8-K  -  none


                         VACU-DRY COMPANY
                   CONDENSED STATEMENT OF EARNINGS
                          (UNAUDITED)


                          Three Months   Three Months
                             Ended            Ended
                            9/30/95          9/30/94

REVENUES:

     Net sales             $6,479,000     $6,224,000

     Other                     60,000        120,000
     Total revenue         $6,539,000     $6,344,000

COST & EXPENSES

     Cost of sales          5,934,000      5,302,000

     Selling, general &
       administration         437,000        627,000

     Interest                  96,000         68,000
                           $6,467,000     $5,997,000


EARNINGS BEFORE INCOME TAXES   72,000        347,000

PROVISION FOR INCOME TAXES     29,000        139,000

NET EARNINGS               $   43,000     $  208,000


EARNINGS PER COMMON SHARE        $.03           $.12


WEIGHTED AVERAGE COMMON SHARES
  OUSTANDING                1,698,072      1,699,605



           See notes to interim financial statements

                                             VACU-DRY COMPANY
                                               Balance Sheets
                                                (Unaudited)
                                           (Dollars in thousands)

CURRENT ASSETS:       9/30/95   6/30/95        CURRENT LIABILITIES:                9/30/95  6/30/95

Cash                  $  215    $  187         Borrowings under line of credit     $ 1,763   $2,351

Accounts receivable    2,769     1,679         Current maturities of long-term debt    480      480

Other receivables        161       155         Accounts payable                      2,045      393

Inventories            5,369     5,414         Accrued payroll & related liabilities   621      524

Prepaid expenses         264       176         Accrued expenses                        261      391

Current deferred taxes   303       303         Deferred factory overhead               -0-     -0-

                       _____     _____         Income taxes payable                     29     -0-
Total current assets   9,081     7,914
                                                                                     _____    _____
Net property, plant &                               Total current liabilities       $5,199   $4,139
  equipment            7,252     7,421
                                               LONG-TERM DEBT - Net of
                                                      current maturities             1,985    2,105

                                               DEFERRED INCOME TAXES                   912      912

                                               SHAREHOLDERS' EQUITY:

                                                 Capital stock                       3,952    3,936
                                                 Retained earnings                   4,285    4,243

                                                 Total shareholders' equity          8,237    8,179

                     ______      ______          Total liabilities and              ______   ______
Total Assets        $16,333     $15,335            shareholders' equity            $16,333  $15,335




                           See notes to interim financial statements



                                VACU-DRY COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                                  1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                      $   43,000     $  208,000
                                                    __________     __________
  Adjustments to reconcile net earnings to net
    cash provided by operating activities  -


    Depreciation expense                               229,000        207,000

    Changes in certain assets & liabilities
  (Increase) in receivables                         (1,096,000)       (65,000)
  Decrease (increase) in inventories                    45,000     (2,160,000)
  (Increase) in prepared assets                        (88,000)        (6,000)
  Increase in accounts payable                       1,652,000      1,413,000
  Increase (decrease) in accrued expenses             (131,000)       248,000
  Increase in payroll & related liabilities             97,000        161,000
  Increase in deferred overhead                         -0-           150,000
  Increase in income taxes payable                      29,000        101,000
                                                    __________      _________
       Total adjustments                               737,000         49,000

  Net cash provided by (used for) operating activities 780,000        257,000
                                                       _______       ________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (60,000)      (543,000)
                                                       _______       ________
       Net cash used for investing activities          (60,000)      (543,000)
                                                       _______       ________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowings under the line of credit     2,713,000      1,863,000
  Payments on line of credit                        (3,301,000)    (1,565,000)
  Quarterly Dividend of $.05 per share                   -0-          (85,000)
  Employee purchase of Company stock                    16,000         40,000
  Principal payments of long-term debt                (120,000)      (119,000)
                                                    __________     __________
       Net cash used by financing activities          (692,000)       134,000
                                                    __________     __________
NET INCREASE (DECREASE) IN CASH                         28,000       (152,000)

CASH AT THE BEGINNING OF THE YEAR                      187,000        419,000
                                                    __________     __________
TOTAL CASH AT THE END OF THE PERIOD                 $  215,000     $  267,000




                   See notes to interim financial statements



                                VACU-DRY COMPANY
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1995


Note 1  -   The Interim Financial Statements herein presented for the
            three months ended September 30, 1995, reflect all adjustments which are in the opinion of management necessary to a fair statement of the results of operations for the period then ended. The statements are unaudited and are not necessarily indicative of results for the full year.

Note 2  -        Inventories  -

            Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method or market.

            The excess of current cost of the inventory over LIFO cost was $1,334,000 at September 30, 1995 and $1,334,000 at
            June 30, 1995.

            Inventories at September 30, 1995 and June 30, 1995, consisted of the following:

                                           9/30/95         6/30/95

              Finished goods              $4,174,000     $4,926,000

              Work in progress               252,000        239,000

              Raw materials, & containers    943,000        249,000
                                          __________     __________
                                          $5,369,000     $5,414,000


Note 3  -        Statement of Cash Flows  -

            Interest and income tax payments reflected in the Consolidated
            Statement of Cash Flows were as follows:

                                           1995          1994

            Interest paid                 $100,000       $68,000
            Income taxes paid               - 0 -         - 0 -

Note 4  -        Income Taxes -

            The effective income tax rate for 1995 is 40%, which compares to 40% for 1994. There were no federal or state tax operating loss carryforwards for book or tax purposes at September 30, 1995.






                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           VACU-DRY COMPANY


Date: November 13, 1995              (Donal Sugrue)
                           _______________________
                           Donal Sugrue, President

Date: November 13, 1995              (Tom Eakin)
                           _______________________
                           Tom Eakin, VP, Finance








