Form 10-K/A
period 1995-06-30
VACU DRY CO
filed 1996-02-08
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              (AMENDED)
                             FORM 10-K/A

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

          27.       Financial Data Schedule (6)

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

               (6)  On Form 10-K/A for the year ended June 30, 1995

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


                                       VACU-DRY COMPANY
                                       ----------------
                                         (Registrant)

  Date: January  25, 1996           By:  (Donal Sugrue)
                                        -----------------------------
                                        Donal Sugrue, President & CEO


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   SIGNATURES                   TITLE                DATE

(a) Principal Executive Officer

     (Donal Sugrue)          President & CEO        January 25, 1996
    ---------------
    Donal Sugrue