Form 10-Q
period 1995-12-31
VACU DRY CO
filed 1996-02-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d)
  X       of the Securities Exchange Act of 1934.
          For the quarterly period ended December 31, 1995 or


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


                                 Not-Applicable
___________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: __X__   NO:____


As of December 31, 1995, there were 1,706,252 shares of common stock, no par value, outstanding.

                                    PART I
                            FINANCIAL INFORMATION


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


The financial statements herein presented for the quarter and six months ended December 31, 1995 and 1994, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented, are of a normal recurring nature.

Liquidity and Capital Resources

Because the Company's operations are seasonal in nature, the Company's liquid resources fluctuate during the year in a way that changes very little from year to year. To assist in analyzing the seasonal impact on the balance sheet, we have included comparative figures from December 1995 and 1994 in addition to the prior fiscal year. Inventory and accounts payable balances are normally at their lowest level as of the end of the fiscal year and their highest level as of the end of the second quarter. This seasonal increase in the accounts payable balance results in a temporary increase in the Debt to Equity ratio. Adverse weather conditions earlier this year resulted in a poor apple crop and has required purchasing more tonnage from out of state than in normal years. The inventory level as of December 31, 1995 in comparison with December 31, 1994 is significantly lower as a result of the smaller California apple crop. The net working capital increased from $3,775,000 as of June 30, 1995 to $4,150,000 as of December 31, 1995. The
1995 level is very comparable with December 31, 1994 of $4,058,000. The increase in the accounts receivable balance is a result of the increased sales and extended payment terms.

The Company's liquidity resources are obtained from external and internal sources. The Company's largest external source is a revolving line of credit provided by a bank at the Bank's prime rate. The Company has a revolving line of credit limit of $3,500,000 ($3,000,000 as of December 31, 1994) secured by inventory and accounts receivable. As of December 31, 1995, the Company had $1,818,000 of available funds under this revolving line of credit. The current availability of $1,818,000 compares with $767,000 of available funds (on a $3,000,000 limit) as of December 31, 1994. As of December 31, 1995, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The most significant source of internal liquidity is the Company's net working capital. One source of long term liquidity is the sale of the idle production facility, although the Company is not relying on the sale of this facility as a source of liquidity, the Company's short and long-term liquidity would materially increase upon such a sale. The Company has leased the majority of the idle facility on a short and long-term basis.

The Company has established a capital expenditure budget of approximately $537,000 for the 1995-1996 fiscal year. Through December 31, 1995, the
Company has expended $121,000 of the $537,000, all of which has been internally funded. The Company anticipates financing these assets through internally generated funds and possibly the use of debt financing. At this time the Company has not leased the area occupied by Product Development at the idle facility and thus to conserve cash the Company is deferring this relocation until this area is either leased or the entire facility is sold. The capital expenditure budget will be used to refurbish existing equipment and to purchase some new equipment.


Results of Operations

Quarter

Net sales increased $822,000 or 14% in the second quarter of fiscal 1996. Although the sales increase is still a function of volume, we anticipate that in the remaining quarters of the fiscal year we will see the affects of higher prices. The short apple crop worldwide has driven the cost of apples up and consequently the sale price of evaporated and low moisture apples has increased.

Other revenue increased $252,000 or 812% as a result of increased rental income from the idle production facility and $110,000 from the refund of reserve related to debt owing to the State of California. This refund will not be recurring in future quarters.

Cost of sales as a percentage of net sales increased from 85% in 1994 to 88% in 1995. LIFO materially effected the comparative results for the quarters. In 1995 LIFO resulted in a charge against earnings of $250,000 and comparatively in 1994 LIFO was a credit of $250,000 to earnings. The unfavorable purchase price variance in 1995 is the predominant reason for the LIFO charge against earnings. The Company anticipates an unfavorable LIFO impact on earnings during the last six months similar to the impact this quarter.

Selling, general and administrative expenses decreased $14,000 or 3% in the second quarter. This decrease is primarily a result of the downsizing which occurred in May of 1995. The Company anticipates similar favorable results in the next six months.

Interest expense decreased $13,000 as a result of lower borrowings during the quarter on the line of credit.

Year-To-Date

Net sales increased $1,077,000 or 9% during the six months ended December 1995. The sales increase was a result of volume rather than price. In the next six months this relationship should change as we experience the affects of higher prices.

Other revenue increased $192,000, primarily as a result of the refund of the reserve of $110,000, related to debt owing to the State of California.

Cost of sales as a percentage of net sales increased from 85% in 1994 to 90% in 1995. As discussed above in the quarter results, the charge against earnings from LIFO had a substantial impact on the comparative results between years. Although our processing tonnage is down as a result of the smaller apple crop, our factory overhead has decreased proportionately. The balance in the Deferred Factory Overhead reserve is the same as December 1994. As we discussed in the first quarter 10Q, the Company has achieved an increase in the reserve to a level equal to last year. The Deferred Factory Overhead Reserve is normally accumulated in the first and second quarters to offset the lower production level in the fourth quarter.

Selling, general and administrative expenses decreased $204,000 or 18% during the six months ended December 1995. This decrease is a result of numerous factors, including; the effects of the downsizing, lower legal fees as a result of settlement of litigation, decreased expenses related to the SAR plan and other miscellaneous expense reductions.


Interest expense increased $15,000 during the six months ended December 1995 as a result of a higher outstanding balance on the line of credit coming into the current fiscal year.

                         PART II  --  OTHER INFORMATION


Item 1.    Legal Proceedings

           There are no legal proceedings pending.

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matters were submitted to a vote of security holders during the period covered by this report.

Item 5.    Other Information

           Confoco Representation Agreement
           Effective July 1, 1996, the representation agreement with Confoco, Inc., for the sale of low moisture banana and pumpkin flakes will terminate. Confoco, Inc., has decided to consolidate the sales and marketing of its products internally. From July 1, 1995 through December 31, 1995 the Company recorded sales of $1,722,000 of Confoco products with a gross profit of $221,000. The
           Company estimates it's sales of Confoco products for the entire 1996 Fiscal year to be approximately $2,500,000 with $321,000 of related gross profit. For the 1995 Fiscal year the Company recorded sales of $3,452,000 of Confoco products with a gross profit of $532,000. The Company intends to put significant effort into replacing these lost sales. However, there is no assurance that such sales can be replaced, or if they can be replaced, the same gross profit will be realized. If these sales and related gross profit are not replaced, the resulting decline will have a material negative impact on the Company's earnings. Under the Company's agreement with Confoco, for the two years from the date of termination the Company is prohibited from distributing in the United States, Canada and Mexico, banana products similar to those currently being sold.

           Leased Properties
           The Company recently finalized a lease with Fantastic Foods for the balance of Plant #1( Idle Production Facility) for a term of two years. Combined with the other tenants, the Company is currently leasing properties at Plant #1 and #2 with annualized gross revenues of approximately $500,000. The tenants at these locations include Fantastic Foods, Inc., Benziger Family Winery, P&L Specialties and a couple of other smaller companies.

           Retirement of President & CEO
           Donal Sugrue, President and CEO, has advised the Board of Directors of his intention to retire this year after thirty four years of service with the Company. The Executive Committee of the Board of Directors has initiated a search for a successor and is currently in the process of interviewing candidates. Mr. Sugrue has agreed to accommodate the wishes of the Board of Directors in regard to timing and orderly transition of the presidency. Mr. Sugrue will continue to serve as a member of the Board of Directors.

Item 6.     Exhibits & Reports on Form 8-K

           (a)  Exhibits  -

              (27.)  Financial Data Schedule (by electronic filing only)

           (b)  Reports on Form 8-K  -  none

                                            VACU-DRY COMPANY
                                     CONDENSED STATEMENT OF EARNINGS
                                               (UNAUDITED)


                                Six Months       Six Months          Three Months   Three Months
                                  Ended            Ended               Ended         Ended
                                 12/31/95         12/31/94            12/31/95       12/31/94

REVENUES:
     Net sales                  $13,251,000      $12,174,000          $6,772,000    $5,950,000

     Other                          343,000          151,000             283,000        31,000
                                ___________      ___________          __________    __________
        Total revenue           $13,594,000      $12,325,000          $7,055,000    $5,981,000

COST & EXPENSES:

     Cost of sales               11,927,000      $10,355,000           5,993,000     5,053,000

     Selling, general &
       administrative               925,000        1,129,000             488,000       502,000

     Interest                       169,000          154,000              73,000        86,000
                                ___________      ___________          __________    __________
       Total cost & expenses    $13,021,000      $11,638,000          $6,554,000    $5,641,000

EARNINGS BEFORE INCOME TAXES        573,000          687,000             501,000       340,000

PROVISION FOR INCOME TAXES          235,000          275,000             206,000       136,000
                                   ________         ________            ________      ________
NET EARNINGS                       $338,000         $412,000            $295,000      $204,000

EARNINGS PER COMMON SHARE              $.20             $.24                $.17          $.12

AVERAGE COMMON SHARES
 OUTSTANDING                      1,700,015        1,700,852           1,701,957     1,702,099



                                See notes to interim financial statements

                                                 VACU-DRY COMPANY
                                                   Balance Sheets
                                                    (Unaudited)
                                              (Dollars in thousands)


CURRENT ASSETS:      12/31/95  12/31/94  6/30/95 CURRENT LIABILITIES:          12/31/95   12/31/94  6/30/95
Cash                     $225     $282    $187   Borrowings under line of credit  $1,682   $2,233   $2,351

Accounts receivable     2,313    1,624   1,679   Current maturities of L/T debt      480      475      480

Other receivable            6       97     155   Accounts payable                  2,566    2,438      393

Inventories             7,469    8,504   5,414   Accrued p/r & related               633      652      524

Prepaid expenses           63       66     176   Accrued expenses                    197      615      391

Current deferred taxes    303      502     303   Deferred factory overhead           525      525     -0-
                      _______  _______  ______
Total current assets  $10,379  $11,075  $7,914   Income taxes payable                146       79     -0-

                                                                                   _____    ______   _____
                                                 Total current liabilities        $6,229   $7,017   $4,139
Net property, plant &
equipment               7,078    7,760   7,421
                                                 LONG-TERM DEBT - Net of
                                                         current maturities        1,771    2,348    2,105

                                                 DEFERRED INCOME TAXES               905      803      912

                                                 SHAREHOLDERS' EQUITY;

                                                 Capital stock                     3,971    3,958    3,936
                                                 Retained earnings                 4,581    4,545    4,243

                                                 Total shareholders' equity        8,552    8,503    8,179

                     _______   _______   _______ Total liabilities and           ______   _______  _______
Total Asset          $17,457   $18,835   $15,335    shareholders' equity         $17,457  $18,671  $15,335

                                See notes to interim financial statements
                                VACU-DRY COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994





CASH FLOWS FROM OPERATING ACTIVITIES:
                                                  1995          1994

  Net earnings                                $338,000      $412,000
                                               ________      ________
Adjustments to reconcile net earnings to net cash provided by operating activities -

   Refund of reserve related to debt owing to the
     State of California                      (110,000)           -0-

    Depreciation expense                       464,000       423,000

  Changes in certain assets & liabilities
     (Increase) in receivables                (485,000)      (51,000)
     (Increase) in inventories              (2,055,000)   (3,727,000)
     Decrease in prepaid assets                113,000        38,000
     Increase in accounts payable            2,173,000     1,723,000
   (Decrease) in accrued expenses             (194,000)     (460,000)
   Increase in acc p/r & related liab.         109,000        57,000
   Increase in deferred overhead               525,000       525,000
   Increase in income taxes payable            146,000        79,000
   (Decrease) in deferred taxes                 (7,000)           -0-
                                               ________    __________
       Total adjustments                       679,000    (1,393,000)
                                               ________    __________
   Net cash provided by
     (used for) operating activities         1,017,000      (981,000)
                                             __________    __________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       (121,000)     (726,000)
                                              _________     _________
   Net cash (used for) investing activities   (121,000)     (726,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings on line of credit   5,739,000     5,988,000
   Payments on line of credit               (6,408,000)   (4,035,000)
   Quarterly dividend of $0.05 per share            -0-     (170,000)
   Employee purchase of Company stock           35,000        63,000
   Stock buy back of Company shares                 -0-      (39,000)
   Principal payments of long-term debt       (224,000)     (237,000)
                                              _________     _________
   Net cash provided by
    (used for) financing activities           (858,000)    1,570,000
                                              _________     _________
NET INCREASE (DECREASE) IN CASH                 38,000      (137,000)

CASH AT THE BEGINNING OF THE YEAR              187,000       419,000
                                               ________      ________
TOTAL CASH AT THE END OF THE PERIOD           $225,000      $282,000



                    See notes to interim financial statements

                                VACU-DRY COMPANY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1995

Note 1 - The Interim Financial Statements herein presented for the six months ended December 31, 1995, reflect all adjustments which are in the opinion of management, necessary to a fair presentation of the financial position and the results of operations for the period then ended. The statements are unaudited and are not necessarily indicative of results for the full year.

Note 2 -  Inventories  -

          Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method or market.

          The excess of current cost of the inventory over LIFO cost was $1,584,000 at December 31, 1995 and $1,334,000 at June 30, 1995.

          Inventories at December 31, 1995 and June 30, 1995, consisted of the following:
                                     12/31/95         6/30/95

          Finished Foods             $5,837,000       $4,926,000
          Work in progress              300,000          239,000
          Raw materials & containers  1,332,000          249,000
                                     $7,469,000       $5,414,000

Note 3 -  Borrowings Under Line of Credit -

          The Company renewed its line of credit with the bank on November 1, 1995. The maximum amount available under the line of credit was reduced from $4,000,000 to $3,500,000. The interest rate and security were not changed.

Note 4 -  Statement of Cash Flows -

          Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:
                                        1995            1994

          Interest paid              $178,000        $126,000
          Income taxes paid         $  84,000        $158,000

Note 5 -  Income Taxes -

          The effective income tax rate for 1995 is 41%, which compares to 40% for 1994. There were no federal or state tax operating loss carryforwards for book or tax purposes at December 31, 1995.





                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VACU-DRY COMPANY


                                         (Don Sugrue)
Date:          February 14, 1996        ____________________________

                                         Donal Sugrue, President


                                          (Tom Eakin)
Date:          February 14, 1996        ____________________________
                                         Tom Eakin, VP, Finance