Form 10-Q/A
period 1995-12-31
VACU DRY CO
filed 1996-02-16
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A
                                    (Amended)


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


Item 1.    Legal Proceedings

           There are no legal proceedings pending.

   Item 2. Changes in Securities

           The Company's Line of Credit agreement (dated November 1, 1995) with it's Bank, includes a covenant which prohibits the declaring or paying of any dividend or distribution in either cash, stock or any other property on the Company's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire shares of any class of the Company's stock now or hereafter outstanding.

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



                                See notes to interim financial statements

                                                 VACU-DRY COMPANY
                                                   Balance Sheets
                                                    (Unaudited)
                                              (Dollars in thousands)


CURRENT ASSETS:      12/31/95  12/31/94  6/30/95 CURRENT LIABILITIES:          12/31/95   12/31/94  6/30/95
Cash                     $225     $282    $187   Borrowings under line of credit  $1,682   $2,233   $2,351

Accounts receivable     2,313    1,624   1,679   Current maturities of L/T debt      480      475      480

Other receivable            6       97     155   Accounts payable                  2,566    2,438      393

Inventories             7,469    8,504   5,414   Accrued p/r & related               633      652      524

Prepaid expenses           63       66     176   Accrued expenses                    197      779      391

Current deferred taxes    303      502     303   Deferred factory overhead           525      525     -0-
                      _______  _______  ______
Total current assets  $10,379  $11,075  $7,914   Income taxes payable                146       79     -0-

                                                                                   _____    ______   _____
                                                 Total current liabilities        $6,229   $7,181   $4,139
Net property, plant &
equipment               7,078    7,760   7,421
                                                 LONG-TERM DEBT - Net of
                                                         current maturities        1,771    2,348    2,105

                                                 DEFERRED INCOME TAXES               905      803      912

                                                 SHAREHOLDERS' EQUITY;

                                                 Capital stock                     3,971    3,958    3,936
                                                 Retained earnings                 4,581    4,545    4,243

                                                 Total shareholders' equity        8,552    8,503    8,179

                     _______   _______   _______ Total liabilities and           ______   _______  _______
Total Asset          $17,457   $18,835   $15,335    shareholders' equity         $17,457  $18,835  $15,335

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


                                   VACU-DRY COMPANY


                                         (Don Sugrue)
Date:          February 16, 1996        ____________________________

                                         Donal Sugrue, President


                                          (Tom Eakin)
Date:          February 16, 1996        ____________________________
                                         Tom Eakin, VP, Finance