Form 10-Q
period 1996-03-31
VACU DRY CO
filed 1996-05-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d)
  X       of the Securities Exchange Act of 1934.
          For the quarterly period ended March 31, 1996 or


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

YES: __X__   NO:____


As of May 13, 1996, there were 1,709,599 shares of common stock, no par value, outstanding.

                                    PART I
                            FINANCIAL INFORMATION


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


The financial statements herein presented for the quarter and nine months ended March 31, 1996 and 1995, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented, are of a normal recurring nature.

Liquidity and Capital Resources

Because the Company's operations are seasonal in nature, the Company's liquid resources fluctuate during the year in a way that changes very little from year to year. To assist in analyzing the seasonal impact on the balance sheet, we have included comparative figures as of March 31, 1996 and 1995 in addition to the prior fiscal year end. Inventory and accounts payable balances are normally at their lowest level as of the end of the fiscal year and their highest level as of the end of the second quarter. This seasonal increase in the accounts payable balance results in a temporary increase in the Debt to Equity ratio. Adverse weather conditions earlier this year resulted in a poor apple crop and has required purchasing more tonnage from out of state than in normal years. Inventory levels as of March 31, 1996 in comparison with March 31, 1995 are significantly lower as a result of the smaller California apple crop and an increase in the LIFO reserve of $634,000. Net working capital increased from $3,775,000 as of June 30, 1995 to $4,428,000 as of March 31, 1996. This increase was predominantly a result of the net earnings for the period. The increase in net working capital of $991,000 from the March 31, 1995 balance of $3,437,000, is a result of the decrease in borrowings under the line of credit. Accounts receivable were higher as a result of the increased sales and extended payment terms.

The Company's liquid resources are provided by both external and internal sources. The Company's largest external source is a revolving line of credit provided by a bank at the Bank's prime rate. The Company's credit limit of $3,500,000 ($4,000,000 as of June 30, 1995 and March 31, 1995) is secured by inventory and accounts receivable. As of March 31, 1996, the Company had $2,025,000 of available funds under this revolving line of credit. This compares with $1,075,000 of available funds (on a $4,000,000 limit) as of March 31, 1995. As of March 31, 1996, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The most significant source of internal liquidity is the Company's net working capital. One potential source of long term liquidity, not currently being considered, is the sale of the idle production facility. This facility is being leased on a short-term basis except for a small area occupied by Product Development.

The Company has established a capital expenditure budget of approximately $537,000 for the 1995-1996 fiscal year. Through March 31, 1996, the
Company has expended $199,000 of this budget. We anticipate the balance will be expended during the fourth quarter of fiscal 1996. The Company anticipates financing these assets through internally generated funds. The capital expenditure budget will be used to refurbish existing equipment.



Results of Operations

Quarter

Net sales increased $2,522,000 or 56% in the third quarter of fiscal 1996.
Of the net sales for the quarter ended March 31, 1996, 22% came from a single customer whom we anticipate will not be ordering at such a high level in the fourth quarter. Although the sales increase was primarily a function of higher volume, we also experienced higher prices as a result of the apple shortage.

Other revenue increased $157,000 or 187% compared to the same quarter last year, primarily as a result of the receipt of reimbursement from the State of California for expenses previously incurred by the Company to remove two under-ground storage tanks and monitor the surrounding ground water. This revenue will be non-recurring. Rental income also increased $25,000.

Cost of sales as a percentage of net sales decreased from 102% in 1995 to 90% in 1996. LIFO materially affected the comparative results for the quarters. In 1996 LIFO resulted in a charge against earnings of $384,000 while in 1995
LIFO increased earnings by $25,000. Higher apple prices are the predominant reason for the current years LIFO charge against earnings. The Company anticipates a smaller unfavorable LIFO impact on earnings during the fourth quarter.

Selling, general and administrative expenses increased $96,000 or 19% compared to the same quarter last year. The increase was a result of hiring a new National Sales Manager, increased professional fees and other expenses.

Interest expense decreased $37,000 as a result of lower borrowings on the line of credit during the third quarter of 1996 .

Year-To-Date

Net sales increased $3,599,000 or 22% during the nine months ended
March 31, 1996 compared to the same period last year. Of this sales increase, 85% was a result of volume and 15% price. Of the net sales for the nine months ended March 31, 1996, one customer accounted for 12%.

Other revenue increased $349,000 primarily from the refund of the reserve related to amounts owed to the State of California of $110,000, the receipt of Superfund monies from the State of California of $132,000 and increased rental income. The first two of these items are non-recurring.

Cost of sales as a percentage of net sales was 90% for both the nine month period ended March 31, 1995 and 1996. As discussed above, LIFO had a significant effect on cost of sales for the current period. During the nine months ended March 31, 1996, the Company incurred a LIFO charge against earnings of $634,000. During the comparative period ending March 31, 1995, LIFO increased earnings by $278,000. Although our processed tonnage is down slightly as a result of the smaller apple crop, our factory overhead has decreased proportionately.

Selling, general and administrative expenses decreased $108,000 or 7% during the nine months ended March 1996. This decrease is a result of numerous factors, including: the effects of the downsizing, lower legal fees as a result of settlement of litigation(in the prior fiscal year), decreased expenses related to the SAR plan and other miscellaneous expense reductions.


Interest expense decreased $22,000 between comparative periods as a result of lower average borrowing on the line of credit.

                         PART II  --  OTHER INFORMATION


Item 1.    Legal Proceedings

           There are no legal proceedings pending.

Item 2.    Changes in Securities

           The Company's Line of Credit agreement (dated November 1, 1995) with its Bank, includes a covenant which prohibits the declaring or paying of any dividend or distribution in either cash, stock or any other property on the Company's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire shares of any class of the Company's stock now or hereafter outstanding.

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matters were submitted to a vote of security holders during the period covered by this report.

Item 5.    Other Information

           Confoco Representation Agreement

           Effective July 1, 1996, the representation agreement with Confoco, Inc., for the sale of low moisture banana and pumpkin flakes will terminate. Confoco, Inc., has decided to consolidate the sales and marketing of its products internally. From July 1, 1995 through March 31, 1996 the Company recorded sales of $1,974,000 of Confoco products with a gross profit of $296,000. The
           Company estimates its sales of Confoco products for the entire 1996 Fiscal Year to be approximately $2,500,000 with $375,000 of related gross profit. For the 1995 Fiscal Year the Company recorded sales of $3,452,000 of Confoco products with a gross profit of $532,000. The Company intends to put significant effort into replacing these lost sales. However, there is no assurance that such sales can be replaced, or if they can be replaced, the same gross profit will be realized. If these sales and related gross profit are not replaced, the resulting decline will have a material negative impact on the Company's earnings. Under the Company's agreement with Confoco, for two years from the date of termination the Company is prohibited from distributing in the United States, Canada and Mexico, banana products similar to those currently being sold.

           Leased Properties

           The Company recently finalized a lease with Fantastic Foods for the balance of Plant #1( Idle Production Facility) for a term of two years. Combined with the other tenants, the Company is currently leasing properties at Plant #1 and #2 with annualized gross revenues of approximately $500,000. The tenants at these locations include Fantastic Foods, Inc., Benziger Family Winery, P&L Specialties and a few other smaller companies.

           New President & CEO

           Effective May 1, 1996, the Company has appointed Gary L. Hess as President & CEO. Mr. Hess was formerly Senior Vice President of Dole Food Company North America. He succeeds Donal Sugrue who will be retiring. Mr. Sugrue will continue as a consultant to the Company through the end of the fiscal year. He will also continue to serve as a member of the Board of Directors.


  Item 6.  Exhibits & Reports on Form 8-K

           (a)  Exhibits  -

              (27.)  Financial Data Schedule (by electronic filing only)

           (b)  Reports on Form 8-K  -  none

                                            VACU-DRY COMPANY
                                     CONDENSED STATEMENT OF EARNINGS
                                               (UNAUDITED)


                                Nine Months      Nine Months          Three Months   Three Months
                                  Ended            Ended               Ended         Ended
                                 3/31/96          3/31/95            3/31/96        3/31/95

REVENUES:
     Net sales                  $20,304,000      $16,705,000          $7,053,000    $4,531,000

     Other                          584,000          235,000             241,000        84,000
                                ___________      ___________          __________    __________
        Total revenue           $20,888,000      $16,940,000          $7,294,000    $4,615,000

COST & EXPENSES:

     Cost of sales               18,306,000       14,984,000           6,379,000     4,629,000

     Selling, general &
       administrative             1,521,000        1,629,000             596,000       500,000

     Interest                       248,000          270,000              79,000       116,000
                                ___________      ___________          __________    __________
       Total cost & expenses    $20,075,000      $16,883,000          $7,054,000    $5,245,000

EARNINGS(LOSS) BEFORE INCOME TAXES  813,000           57,000             240,000      (630,000)

PROVISION(BENEFIT) FOR INCOME TAXES 331,000           20,000              96,000      (255,000)
                                   ________         ________            ________      ________
NET (LOSS) EARNINGS                $482,000         $ 37,000            $144,000     $(375,000)

EARNINGS (LOSS) PER COMMON SHARE       $.28             $.02                $.08         $(.22)

AVERAGE COMMON SHARES
 OUTSTANDING                      1,702,091        1,701,510           1,706,289      1,702,300



                                See notes to interim financial statements

                                                 VACU-DRY COMPANY
                                                   Balance Sheets
                                                    (Unaudited)
                                              (Dollars in thousands)


CURRENT ASSETS:      3/31/96   3/31/95  6/30/95  CURRENT LIABILITIES:           3/31/96   3/31/95  6/30/95
Cash                     $271     $195    $187   Borrowings under line of credit  $1,475   $2,925   $2,351

Accounts receivable     2,744    1,489   1,679   Current maturities of L/T debt      415      475      480

Other receivable           18      235     155   Accounts payable                  1,591    1,417      393

Inventories             5,995    7,166   5,414   Accrued p/r & related               644      677      524

Prepaid expenses          152      140     176   Accrued expenses                    144      351      391

Current deferred taxes    303      451     303   Deferred factory overhead           600      394      -0-
                      _______  _______  ______
Total current assets  $ 9,483  $ 9,676  $7,914   Income taxes payable                186       -0-     -0-

                                                                                   _____    ______   _____
                                                 Total current liabilities        $5,055    $6,239   $4,139
Net property, plant &
equipment               6,919    7,632   7,421
                                                 LONG-TERM DEBT - Net of
                                                         current maturities        1,732    2,229    2,105

                                                 DEFERRED INCOME TAXES               905      810      912

                                                 SHAREHOLDERS' EQUITY:

                                                 Capital stock                     3,985    3,945    3,936
                                                 Retained earnings                 4,725    4,085    4,243

                                                 Total shareholders' equity        8,710    8,030    8,179

                     _______   _______   _______ Total liabilities and           ______   _______  _______
Total Assets          $16,402   $17,308   $15,335    shareholders' equity         $16,402  $17,308  $15,335

                                See notes to interim financial statements
                                VACU-DRY COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995





CASH FLOWS FROM OPERATING ACTIVITIES:
                                                  1996          1995

  Net earnings                                $482,000      $ 37,000
                                               ________      ________
Adjustments to reconcile net earnings to net cash provided by operating activities -

   Refund of reserve related to debt owing to the
     State of California                      (110,000)           -0-

    Depreciation expense                       701,000       641,000

  Changes in certain assets & liabilities -
   (Increase) in receivables                  (928,000)      (50,000)
   (Increase) in inventories                  (581,000)   (2,389,000)
   Decrease (increase) in prepaid assets        24,000       (36,000)
   Increase in accounts payable              1,198,000       702,000
   (Decrease) in accrued expenses             (247,000)     (888,000)
   Increase in acc p/r & related liab.         120,000        81,000
   Increase in deferred overhead               600,000       394,000
   Increase in income taxes payable            186,000         -0-
   Increase (decrease) in deferred taxes        (7,000)       51,000
                                               ________    __________
       Total adjustments                       956,000    (1,494,000)
                                               ________    __________
   Net cash provided by
     (used for) operating activities         1,438,000    (1,457,000)
                                             __________    __________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       (199,000)     (813,000)
                                              _________     _________
   Net cash (used for) investing activities   (199,000)     (813,000)
                                              ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings on line of credit   8,736,000     9,688,000
   Payments on line of credit               (9,612,000)   (7,043,000)
   Quarterly dividend of $0.05 per share         -0-        (255,000)
   Employee purchase of Company stock           49,000        81,000
   Stock buy back of Company shares              -0-         (69,000)
   Principal payments of long-term debt       (328,000)     (356,000)
                                              _________     _________
   Net cash provided by
    (used for) financing activities         (1,155,000)    2,046,000
                                              _________     _________
NET INCREASE (DECREASE) IN CASH                 84,000      (224,000)

CASH AT THE BEGINNING OF THE YEAR              187,000       419,000
                                               ________      ________
TOTAL CASH AT THE END OF THE PERIOD           $271,000      $195,000



                    See notes to interim financial statements

                                VACU-DRY COMPANY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                       NINE MONTHS ENDED MARCH 31, 1996

Note 1 - The Interim Financial Statements herein presented for the quarter and nine months ended March 31, 1996, reflect all adjustments which are in the opinion of management, necessary to a fair presentation of the financial position and the results of operations for the periods then ended. The statements are unaudited and are not necessarily indicative of results for the full year.

Note 2 -  Inventories  -

          Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method or market.

          The excess of current cost of the inventory over LIFO cost was $1,968,000 at March 31, 1996 and $1,334,000 at June 30, 1995.

          Inventories at March 31, 1996 and June 30, 1995, consisted of the following:
                                      3/31/96         6/30/95

          Finished goods             $5,043,000       $4,926,000
          Work in progress              264,000          239,000
          Raw materials & containers    688,000          249,000
                                      ---------        ---------
                                     $5,995,000       $5,414,000

Note 3 -  Borrowings Under Line of Credit -

          The Company renewed its line of credit with the bank on November 1, 1995. The maximum amount available under the line of credit was reduced from $4,000,000 to $3,500,000. The interest rate and security were not changed.

Note 4 -  Statement of Cash Flows -

          Interest and income tax payments reflected in the Statement of Cash Flows were as follows:

                                       1996            1995

          Interest paid              $252,000        $281,000
          Income taxes paid          $130,000        $158,000

Note 5 -  Income Taxes -

          The effective income tax rate for 1996 is 41%, which compares to 35% for 1995. There were no federal or state tax operating loss carryforwards for book or tax purposes at March 31, 1996.





                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VACU-DRY COMPANY


                                         (Gary L. Hess)
Date:          May 14, 1996             ____________________________

                                          Gary L. Hess, President


                                          (Tom Eakin)
Date:          May 14, 1996             ____________________________
                                           Tom Eakin, VP, Finance