Form 10-K
period 1996-06-30
VACU DRY CO
filed 1996-09-30
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d)
       X   of the Securities Exchange Act of 1934.
           For the fiscal year ended June 30, 1996.

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the transition period from_______ to _______.

                            VACU-DRY COMPANY

         (Exact name of registrant as specified in its charter)

                      Commission File Number 01912

     California                                     94-1069729

 (State of incorporation)                          (IRS Employer
                                            Identification  Number)

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

 On September 13, 1996 nonaffiliates of the Registrant held voting stock with an aggregate market value of $8,166,770 based upon the average of the high and low prices of such stock.

 As of September 13, 1996, there were 1,633,354 shares of common stock, no par value, outstanding.

 The Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.


                             Part I

 Item 1. Business

 (a) Vacu-dry Company (the Company), incorporated in California in 1946, is engaged in the business of the development, production and marketing of fruit products. The Company's products include low moisture and evaporated fruits, bulk apple juice, apple juice concentrate, private label drink mixes and low moisture food for the food storage market. Sales are principally to manufacturers in the United States and Canada.

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

     As disclosed in Note 1 of the Footnotes to the Financial Statements, the sales from the Representation Agreement with Confoco terminated effective July 1, 1996. The Company has another representation agreement to sell dried fruit products produced by a California company. This agreement automatically renews at the end of each three year term unless either party notifies the other six months in advance of the end of the term. These products will be sold primarily as ingredients to the major food processors.

 (b) The Company competes in a single industry segment within the food industry, all assets held are supportive of efforts to compete in that segment.

 (c) The low moisture food industry in the United States is very small, with only a few processors engaged in the dehydration of fruits to low moisture levels (2% to 5% moisture).

     The Company has one major direct competitor in the low moisture and evaporated business. Numerous processors compete in the business of producing bulk apple juice and concentrate.

     The Company's products are primarily sold through brokers to the major food processors, bakery, food storage and food service markets and to federal and state institutions.

     In terms of volume, apples represent the major fruit handled by the Company. The Company's production facility is designed to process fresh fruit in addition to partially (evaporated) dried fruits or vegetables. The sources of raw material supply are individual apple growers and in emergencies by other dried apple processors . The majority of the Company's raw apple supply comes from California. In some years, due to crop conditions, the percentage of fruit purchased from out-of-state sources may increase. In those years, the Company incurs increased costs due to additional freight. The Company strives to reflect such cost increases in selling price adjustments but, if unsuccessful, will absorb such costs.
     Other important fruits, including peaches, apricots and prunes, are obtained principally from dried fruit packing houses in California. Supplies of fruit are expected to be sufficient to meet the needs of regular customers. For other supplies, including cans and packaging materials, the Company draws from a number of vendors and expects that adequate supplies will be available.

     The business of producing evaporated apples, bulk apple juice and concentrate is seasonal, beginning in August and usually ending in March or April.

     Inventories of fresh and dried apples, packaging materials and finished goods as of June 30, 1996, were approximately 13% of annual net sales. The Company experiences a normal seasonal increase in inventories and related short-term borrowings during the second and third quarters of the fiscal year.

     The Company's three largest customers accounted for approximately 24% of gross sales in 1996. One of these customers A. Sturm & Sons accounted for more than 10% of gross sales in 1996. The loss of any one or more of these customers could have a material adverse effect on the Company.

     The dollar amount of order and contract backlog believed to be firm as of September 1, 1996, September 1, 1995 and September 1, 1994 is $8,558,000, $9,913,000 and $7,960,000 respectively. The backlog as of
      September 1, 1996 excludes the Confoco orders. Of the backlog for September 1, 1995 and September 1, 1994, Confoco orders and contracts represented $1,378,000 and $798,000 of the totals respectively. The backlog of orders is expected to be filled within the related fiscal year. The dollar value of backlog varies during the year, with the peak occurring during the September through December period.

     The Company holds the following trademarks:  Vacu-dry, Appella, Apple
      Munchies, Noah's Ark, Fruit Galaxy, Perma-Pak and Pantri Reserve. Trademark sales, account for the majority of the Company's total sales. Vacu-dry and Perma-Pak are the predominant trademarks listed above.

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

 (d) The Company's export sales can vary greatly between years, depending upon foreign crop conditions and relative exchange rates. The amount of the Company's export sales for 1996, 1995 and 1994 were $2,498,000, $1,480,000 and $1,267,000 respectively.

Item 2. Properties

     The principal administrative offices are located in Sebastopol, California. Approximately 4,130 square feet of office space are leased through February 1997. At the end of the term of the lease, the Company has the option to extend the term for an additional twelve months.

     The Company owns 15 acres of land and approximately 95,000 square feet under roof at 1365 Gravenstein Hwy So., Sebastopol, California. This facility (formerly described as Plant #1) was used for the dehydration of fruits to low moisture, prior to the consolidation of this operation into the main processing plant (formerly described as Plant #2), located at 2064 Gravenstein Hwy No., Sebastopol, California. As of June 30, 1996, the Company has leased approximately 82,000 square feet of this facility. The Company has leased all of the available space (under roof), other than the Research & Development area. The Company has no debt associated with this facility.

     The Company owns 64 acres of land and approximately 282,000 square feet under roof at 2064 Gravenstein Hwy. No., Sebastopol, California. As of June 30, 1996, this facility is the Company's only active processing plant. The buildings include facilities to; process fresh apples into dried products, bulk apple juice and concentrate, in addition to dehydrating by continuous air drying and vacuum drying of apples and other fruits, warehouse space, cold storage, and office accommodations. The Company has leased approximately 42,600 square feet of excess warehouse space through April 1997 and approximately 20,000 square feet of land.

     The consolidated production operations functioned at approximately 118% of the single shift capacity.


 Item 3. Legal Proceedings

     The Company has no material legal proceedings pending.

 Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the last quarter of the year ended June 30, 1996.

                                 Part II

 Item 5. Market for the Registrant's Common Stock and Related Security-Holder Matters

 The Company's shares are traded on the Nasdaq National Market. The Company's Nasdaq symbol is VDRY.

 The quarterly high and low prices for the last two fiscal years were as follows:


               Quarter Ending      Low Bid        High Bid

                      9/30/94                    8-1/2           11
                     12/31/94                    7-3/4           10-3/4
                      3/31/95                    5-1/2            8-1/2
                      6/30/95                    4-1/4            6-1/2
                      9/30/95                    4-5/8            5-3/4
                     12/31/95                    4-5/8            5-3/4
                      3/31/96                    4                6-1/4
                      6/30/96                    4-1/4            5-3/4

 The above quotations were obtained from the Nasdaq monthly statistical reports.

 On September 13, 1996, the approximate number of holders of common stock was
 775. On that date, the average of the high and low price per share of the Company's stock was $5.00. This price does not include dealer mark-ups, mark-downs or commissions.

 In the fourth quarter of fiscal 1994 and in the first three quarters of fiscal 1995, the Company declared a $.05 per share dividend. On April 27, 1995, as a result of the decline in sales and earnings, the Board of Directors suspended the quarterly dividends. The Company's loan agreement with its bank includes a Negative Covenant regarding the declaring or paying of a dividend in cash, stock or any other property. This covenant would need to be changed prior to the declaration of dividend. At this time the Company does not intend to reinstate a cash dividend plan.

Item 6. Selected Financial Data

                                         YEAR ENDED

                          June 30,   June 30,   June 30,    June 30,   June 30,
                          1996       1995       1994       1993       1992

                              (In thousands except per share amounts)

 Net sales              $26,533    $21,438    $27,773     $26,770   $24,307

 Earnings before
    income taxes           $651       $287     $1,887      $1,791    $1,353

 Net earnings              $434       $195     $1,174      $1,075      $833

 Earnings per
   common share            $.25       $.11       $.70        $.65      $.50

 Weighted average common
   shares outstanding     1,704      1,701      1,669       1,664     1,664

 Total Assets           $13,587    $15,335    $14,929     $13,210   $10,760

 Long-term debt         $ 1,628    $ 2,185    $ 2,505     $ 2,404   $ 1,272

 Cash dividends per
   common share         $    --    $   .15      $ .05       $  --      $ --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 LIQUIDITY AND CAPITAL RESOURCES

 The Company's financial condition substantially improved during fiscal 1996. Some of this improvement is reflected in the increase in the Company's current ratio, which increased from 1.9 as of fiscal 1995 to 2.6 as of fiscal 1996.
 In addition, net working capital increased $361,000 and term debt decreased $542,000. As a result the Company's debt to equity ratio decreased from .87 as of fiscal 1995 to .56 as of fiscal 1996. The primary reason for the improvement in the financial condition is the increased cashflow from operating activities of $2,491,000. Of this increase, $2,067,000 was used to reduce debt and $462,000 was used for capital expenditures.


 Because the Company's operations are subject to seasonality, the Company's liquid resources fluctuate annually in a manner which changes very little from year to year. The Company experiences a normal seasonal decrease in production in April. Inventories and related short-term borrowing are usually at their peak at this time. The slowdown in production normally extends through July and corresponds to the availability of raw fruit on an affordable basis. The Company's inventory ordinarily decreases during the period beginning in May and ending in October, which creates a corresponding increase in liquidity.

 The Company's largest external source of liquidity is a $3,500,000 revolving line of credit provided by a bank at the Bank's prime lending rate. As of June 30, 1996, the Company had $2,674,000 of available funds on this revolving line of credit. This compares with $1,649,000 of available funds on the $4,000,000 revolving line of credit as of June 30, 1995. As of June 30, 1996, the Company was in compliance with all covenants and restrictions related to its outstanding debt. The Company's loan agreement with its bank includes a Negative Covenant regarding the declaring or paying of a dividend in cash, stock or any other property. The most significant internal source of liquidity is the Company's net working capital.

 The Company has established a capital expenditure budget of approximately $1,520,000 for the 1996-1997 fiscal year. These funds will primarily be used to purchase new and refurbish existing equipment related to the manufacturing operations. The Company anticipates financing these expenditures through internally generated funds and through the use of debt financing. The Company has a commitment from a financial institution to fund $850,000 of the 1996-1997 capital expenditure budget. As of June 30, 1996 the Company has not borrowed any money related to this commitment.

 The Company has been successful in leasing all of the idle facility other than the portion occupied by Product Development. At this time the Company is not pursuing the sale of this facility. The Company continues to lease a portion of its operating facility and is in negotiations with the primary tenant to increase their square footage.

 The Company anticipates that profitable operations and debt financing will satisfy the Company's future liquidity and capital needs. However, the Company will utilize future private or public financing if interest rates rise or if the Company's growth prospects require additional funds for operations. The Company does not believe the termination of the Confoco representation agreement will have an immediate adverse effect on liquidity. The Company believes its existing revolving line of credit is sufficient to meet its working capital requirements.
RESULTS OF OPERATIONS

 Net sales: The Company's sales are dictated by the competitive environment, customer demands and consumer preferences. Sales volume between years can be affected by one or more of these factors. Net sales for fiscal 1996 increased $5,095,000 or 24%. This increase was primarily a result of higher volume sales(67%) combined with an increase in the average unit price(33%). The unit price increases were a direct result of the increased raw material costs. Evaporated and low moisture fruit categories increased substantially while sales of banana flakes and other Confoco products decreased $973,000. As disclosed in Note 1 of the Footnotes to the Financial Statements, the sales from the Confoco representation agreement terminated effective July 1, 1996. In fiscal 1995 the Company's net sales decreased $6,335,000 or 23%. This decline was a result of substantially lower sales to one of the Company's major customers in addition to lower sales volume to other significant customers. The competitive environment contributed to the sales decline in fiscal 1995. The net sales for 1994 increased $1,003,000 or 4%. This increase was a result of sales of banana products while apple sales actually decreased $850,000, mainly as a result of the competitive environment.

 Other revenue:   During fiscal 1996 this category increased $430,000 or 169%
 principally as a result of the receipt of two non-recurring items totalling
 $313,000.  Net rental income also increased an additional $134,000.   In prior
 years this revenue category has been comprised mainly of net rental income and has been relatively constant at $250,000 to $300,000 per year.

 Cost of sales: As a percentage of net sales, cost of sales increased slightly in fiscal 1996 to 91% as compared to 90% in 1995 and 85% in 1994. This increase was a direct result of the small worldwide apple crop and the resultant higher raw material costs. For the second consecutive year we have experienced depressed gross margins as a result of the continued competitive pressure spurred by customer cost reduction programs. As disclosed in Footnote 2 to the Financial Statements, the liquidation of certain LIFO inventories in fiscal 1996 resulted in a reduction of cost of sales of $642,000. In fiscal 1995, the increase in the cost of sales percentage was predominantly due to the lower production volume as a result of the decreased sales volume and the resultant decrease in overhead absorption. Cost of sales increased slightly in fiscal 1994 due to slightly lower margins, along with inefficiencies incurred during the start-up phase of the consolidation of operations.

 Selling, general and administrative expenses: In fiscal 1996 these expenses increased $376,000 or 21%. The reason for the increase between years is primarily due to the lower than normal expenses in fiscal 1995 as a result of the reduction in the expenses from the receipt of workers compensation dividends of $257,000 and a $96,000 credit from the reduction in the SAR liability (as a result of the lower stock price). Included in the fiscal 1994 expenses is $346,000 of bonus and profit sharing expense which did not occur in either fiscal 1995 or 1996.

 Interest expense: The decline in fiscal 1996 interest expense of 23% is a result of lower total borrowing( term debt decreased $542,000 and average borrowings under the line of credit decreased $518,000). In contrast, in fiscal 1995 interest expense increased $144,000 or 60% as a result of the increased level of borrowing on the line of credit. In 1994 interest expense increased $31,000 as a result of the increase in the prime lending rate by the Company's bank and the larger balance owing to the bank on the consolidation related financing during fiscal 1994 versus 1993.

 Item 8. Consolidated Financial Statements and Supplementary Data

     See Index at Item 14 for information required by this item.

 Item 9. Disagreements on Accounting and Financial Disclosure

     None

                                Part III


 Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this item is contained in the Registrant's
      1996 Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference.

     Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company as of September 13, 1996:

     Name                  Age               Position

       Gary L. Hess             44                 President and Chief
                                                         Executive Officer

       Esther K. Castain        58                 Secretary and Manager
                                                         of Employee Relations

       Thomas R. Eakin          42                 Vice President, Finance


       Ralph A. Sceales          58                  Vice President, Operations

     Mr. Hess joined  the Company as of May 1, 1996 as President and Chief
      Executive Officer. Prior thereto he was a Senior Vice President of Dole Food Company, Inc.(fresh and processed fruit)(1993-1996); President of Cadence Enterprises, Inc.(water conservation products) and The Marketing Partnership (1992-1993); and Director of Marketing, E & J Gallo Winery (wine and distilled spirits) (1987-1992).

     Ms. Castain joined the Company in 1976. She has been Secretary of the Company since 1990. Prior thereto she was Manager of Employee Relations.

     Mr. Eakin joined the Company in 1983. For the past nine years he has been Vice President, Finance, and Chief Financial Officer.

     Mr. Sceales joined the Company in 1975.  He has been Vice President,
      Operations, since August 1990. For more than six years prior thereto he was Director of Operations of the Company.

 Items 11, 12 and 13

 The information required by items 11, 12 and 13 will be included in the definitive Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders or in an amendment to the Form 10-K under cover of Form 8. The information required in this Part III will be filed with the Securities and Exchange Commission not later than 120 days after the end of the 1996 fiscal year.

                                 Part IV

 Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

     (a)
          1.   Financial Statements:

               Reports of Independent Public Accountants.
               Statements of Earnings for the Years Ended June 30, 1996,
                     June 30, 1995 and June 30, 1994.
                   Balance Sheets -- June 30, 1996 and June 30, 1995.
               Statements of Changes in Shareholders Equity for the
                      Years Ended June 30, 1996, June 30, 1995 & June 30, 1994.
               Statements of Cash Flows for the Years Ended June 30, 1996,
                    June 30, 1995 and June 30, 1994.
               Notes to Financial Statements.


          Financial statements and schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes thereto.


            3.    Exhibits:

            Exhibit No.

            3. a.   Articles of Incorporation (2)

               c.   By-laws of Vacu-dry Company (4)


          10.  e.    Employment Agreement, Gary L. Hess March 14, 1996 (5)

                   j.    Stock Appreciation Rights Plan (4)

          23.   i     Consent of Independent Public Accountants (5)


          These exhibits are incorporated by reference to the Registrant's Annual Report, filed pursuant to Section 13 of the Securities Exchange Act of 1934:

               (2)  On Form 10-K for the year ended June 30, 1988.

               (4)  On Form 10-K for the year ended June 30, 1992.

                   (5)   On Form 10-K for the year ended June 30, 1996

     (b)       No reports on Form 8-K were filed during the last quarter

               of the year ended June 30, 1996.

  VACU-DRY COMPANY

  FINANCIAL STATEMENTS
  AS OF JUNE 30, 1996 AND 1995
  TOGETHER WITH AUDITORS' REPORT


  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



  To the Shareholders of
  Vacu-dry Company:

  We have audited the accompanying balance sheets of Vacu-dry Company (a California corporation) as of June 30, 1996 and 1995, and the related statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vacu-dry Company as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.






  San Francisco, California,
    August 9, 1996

VACU-DRY COMPANY
 BALANCE SHEETS--JUNE 30, 1996 AND 1995


                                              1996       1995
  ASSETS
  CURRENT ASSETS:
    Cash                                $   214,000 $   187,000
    Accounts receivable, less allowances
      for uncollectible accounts of $61,000
      and $45,000 in 1996 and 1995,
      respectively                        2,684,000   1,679,000
    Income tax refund receivable              -         155,000
    Inventories, less LIFO reserves of
      $2,114,000 and $1,334,000 in 1996
      and 1995, respectively              3,430,000   5,414,000
    Prepaid expenses                        116,000     176,000
    Current deferred income taxes           225,000     303,000
                                        ----------- -----------
            Total current assets          6,669,000   7,914,000
                                        ----------- -----------
  PROPERTY, PLANT AND EQUIPMENT:
    Land                                    231,000     227,000
    Buildings and improvements            6,455,000   6,416,000
    Machinery and equipment              10,118,000  10,135,000
    Construction in progress                245,000      32,000
                                        ----------- -----------
     Total property, plant and equipment 17,049,000  16,810,000

    Accumulated depreciation            (10,131,000) (9,389,000)
                                        ----------- -----------
     Net property, plant and equipment    6,918,000   7,421,000
                                        ----------- -----------
            Total assets                $13,587,000 $15,335,000
                                        =========== ===========

                                           1996       1995
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Borrowings under line of credit     $  826,000 $ 2,351,000
    Current maturities of long-term debt   415,000     480,000
    Accounts payable                       678,000     393,000
    Accrued payroll and related liabilities476,000     524,000
    Accrued expenses                       106,000     391,000
    Income tax payable                      32,000       -
                                       ----------- -----------
             Total current liabilities   2,533,000   4,139,000
                                       ----------- -----------
  LONG-TERM DEBT, net of current
     maturities                          1,628,000   2,105,000
                                       ----------- -----------
  DEFERRED INCOME TAXES                    748,000     912,000
                                       ----------- -----------
  SHAREHOLDERS' EQUITY:

    Preferred stock- 2,500,000 shares
      authorized; no shares outstanding      -          -
    Capital stock- common stock, 5,000,000
      shares authorized, no par value;
      1,713,354 and 1,698,030 shares
      outstanding in 1996 and 1995,
      respectively                      4,001,000   3,936,000
    Retained earnings                   4,677,000   4,243,000
                                      ----------- -----------
          Total shareholders' equity    8,678,000   8,179,000
                                      ----------- -----------

    Total liabilities and shareholders'
       equity                         $13,587,000 $15,335,000
                                      =========== ===========

  The accompanying notes are an integral part of these statements.

VACU-DRY COMPANY
 STATEMENTS OF EARNINGS
 FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994




                                   1996       1995        1994
 REVENUE:
    Net sales                  $26,533,000 $21,438,000 $27,773,000
    Other                          685,000     255,000     248,000
                               ----------- ----------- -----------
        Total revenue           27,218,000  21,693,000  28,021,000
                               ----------- ----------- -----------
 COSTS AND EXPENSES:
    Cost of sales               24,142,000  19,270,000  23,521,000
    Selling, general and
     administrative              2,127,000   1,751,000   2,372,000
    Interest                       298,000     385,000     241,000
                               ----------- ----------- -----------
      Total costs and expenses  26,567,000  21,406,000  26,134,000
                               ----------- ----------- -----------
    Earnings before provision
      for income taxes             651,000    287,000    1,887,000

 PROVISION FOR INCOME TAXES        217,000     92,000      713,000
                               ----------- ----------- -----------
             Net earnings      $   434,000 $  195,000  $ 1,174,000
                               =========== =========== ===========

 WEIGHTED AVERAGE COMMON SHARES
    AND EQUIVALENTS              1,703,968  1,700,912    1,669,122
                                 =========  =========    =========
 EARNINGS PER COMMON SHARE            $.25       $.11         $.70
                                      ====       ====         ====

  The accompanying notes are an integral part of these statements.

  VACU-DRY COMPANY
  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994




                    Common Stock
                ---------------------
                                                        Total
                 Number                   Retained  Shareholders'
                of Shares    Amount       Earnings     Equity

 BALANCE,
  JUNE 30, 1993 1,664,029  $3,615,000    $3,212,000   $6,827,000

  Net earnings       -           -        1,174,000    1,174,000
  Dividends          -           -          (83,000)     (83,000)
  Issuance of
    common stock   35,543     318,000          -         318,000
                ---------  ----------     ----------  ----------
 BALANCE,
  JUNE 30, 1994 1,699,572   3,933,000     4,303,000    8,236,000

  Net earnings       -          -           195,000      195,000
  Dividends          -          -          (255,000)    (255,000)
  Issuance of
    common stock  13,658       99,000          -          99,000
  Repurchase of
    common stock (15,200)     (96,000)         -         (96,000)
               ---------   ----------    ----------   ----------
 BALANCE,
  JUNE 30,1995 1,698,030    3,936,000     4,243,000    8,179,000

  Net earnings      -           -           434,000      434,000
  Issuance of
    common stock  15,324       65,000          -          65,000
               ---------   ----------    ----------   ----------
 BALANCE,
  JUNE 30,1996 1,713,354   $4,001,000    $4,677,000   $8,678,000
               =========   ==========    ==========   ==========

  The accompanying notes are an integral part of these statements.

VACU-DRY COMPANY
 STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                    1996       1995       1994

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings              $    434,000  $   195,000 $ 1,174,000
                            ------------  ----------- -----------
  Adjustments to reconcile net
    earnings to net cash provided by
    (used for)operating activities-
      Depreciation expense       947,000      884,000     777,000
      Loss on sale of assets      20,000        6,000       9,000
      Deferred taxes             (86,000)     308,000      16,000
  Changes in certain assets and
    liabilities-
     Decrease (increase)in accounts
      receivable, net         (1,005,000)      (9,000)    148,000
     Decrease (increase)in
      inventories              1,984,000     (637,000) (1,376,000)
     Decrease (increase)in
      prepaid expenses            60,000     (110,000)    (83,000)
     Decrease (increase)in income
      tax refund receivable      155,000     (117,000)    431,000
     Increase (decrease) in
      accounts payable           285,000     (767,000)    394,000
     Increase (decrease) in
      accrued liabilities       (335,000)    (475,000)     74,000
     Decrease (increase)in income
      taxes payable               32,000         -           -
                            ------------   ----------- -----------
          Total adjustments    2,057,000     (917,000)    390,000
                            ------------   ----------- -----------
    Net cash provided by (used for)
      operating activities     2,491,000     (722,000)  1,564,000
                            ------------   ----------- -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures        (470,000)    (867,000) (1,111,000)
    Proceeds from the sale
     of assets                     8,000       13,000        -
                            ------------   ----------- -----------
    Net cash used for investing
      activities                (462,000)    (854,000) (1,111,000)
                            ------------   ----------- -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings under
     the line of credit       11,002,000   11,324,000   8,974,000
   Payments on line of credit(12,527,000)  (9,253,000) (9,876,000)
   Borrowings under
    consolidation term loan        -           -          640,000
   Principal payments of
    long-term debt              (542,000)    (475,000)   (334,000)

 VACU-DRY COMPANY
 STATEMENTS OF CASH FLOWS(continued)
 FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                 1996       1995       1994

  Dividends paid                  -      (255,000)    (83,000)
  Repurchase of common stock      -       (96,000)       -
  Issuance of common stock      65,000     99,000     318,000
                            ----------- --------- -----------
  Net cash provided by (used for)
    financing activities    (2,002,000) 1,344,000    (361,000)
                           ------------ --------- -----------
  NET INCREASE (DECREASE)
     IN CASH                    27,000   (232,000)     92,000
  CASH AT BEGINNING OF YEAR    187,000    419,000     327,000
                           ------------ --------- -----------
  CASH AT END OF YEAR     $    214,000  $ 187,000 $   419,000
                          ============ ========== ===========

  SUPPLEMENTAL DATA:
     Cash paid for-
      Interest            $    309,000 $  371,000 $   238,000
      Income taxes             316,000    158,000     581,000


  The accompanying notes are an integral part of these statements.

  VACU-DRY COMPANY
  NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 1996



  1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES:

  Vacu-dry Company (the Company) is engaged in the business of the development, production and marketing of fruit. The Company's products include low-moisture fruits, bulk apple juice, apple juice concentrate, private label drink mixes and low-moisture food, which are sold to manufacturers principally in the United States and Canada.

  The Company competes in a single industry segment within the food industry. The low moisture food industry in the United States is comparatively small with only a few organizations engaged in the dehydration of fruits to low moisture levels.
  The Company has one major direct competitors in the low moisture and evaporated business. Numerous processors compete in the business of bulk apple juice and concentrate.

  Effective July 1, 1996, the representation agreement with Confoco, Inc. (Confoco) for the sale of low-moisture banana and pumpkin flakes terminated. Confoco has decided to consolidate the sales and marketing of its products internally. For the years ended June 30, 1996, 1995 and 1994, the Company recorded gross profit on Confoco products of $368,000, $562,000 and $278,000, respectively. The Company intends to put significant effort into replacing these lost sales. However, there is no assurance that such sales can be replaced, or if they can be replaced, that the same gross profit will be realized. If these sales and related gross profit are not replaced, the resulting decline will have a material impact upon the Company's earnings. Under the Company's agreement with Confoco, for two years from the date of termination, the Company is prohibited from distributing banana products to those customers in the United States, Canada and Mexico that currently purchase Confoco's products from the Company.

  The Company's three largest customers, none of which are Confoco, accounted for approximately 24 percent of net sales in 1996.

  Inventories

  Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market (Note 2).


  Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the assets as follows:

        Buildings and improvements        10 to 40 years
        Machinery and equipment            3 to 15 years


  Improvements that extend the life of the asset are capitalized;
  other maintenance and repairs are expensed. The cost of maintenance and repairs was $856,000 in 1996, $982,000 in 1995 and $909,000 in 1994.

  Income Taxes

  The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the Company to compute deferred taxes based upon the amount of taxes payable in future years after considering changes in tax rates and other statutory provisions that will be in effect in those years.

  Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards.

  Earnings per Common Share

  Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period, including the dilutive effects of stock options using the treasury stock method.

  Common Stock

  The Company has no par value common stock. The financial statements reflect no par value.

  Stock-Based Compensation

  In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (the Statement). The Statement encourages a fair value-based method of accounting for an employee stock option or similar equity instrument. However, the Statement also allows an entity to continue to account for stock-based employee compensation using the intrinsic value-based method in APB Opinion No. 25. The Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Entities that elect to follow the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting had been applied.

  The Company has adopted the accounting requirements of the Statement for nonemployee transactions entered into after December 15, 1995. The fair value-based method of accounting for employee stock-based compensation may be adopted upon issuance. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or earlier if the accounting requirements are early adopted. The Company has not decided whether it will adopt the new standard for employee stock-based compensation, or if it will continue using the intrinsic value-based method in APB Opinion No. 25.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

  Certain 1995 and 1994 amounts were reclassified to conform to the 1996 presentation.

  2. INVENTORIES:

  Inventories at June 30, 1996 and 1995, consist of the following
  (LIFO cost):
                                             1996        1995

             Finished goods              $2,757,000  $4,926,000
             Work in process                233,000     239,000
             Raw material and containers    440,000     249,000
                                         ----------  ----------
             Total                       $3,430,000  $5,414,000
                                         ==========  ==========

  During 1996, the Company liquidated certain LIFO inventories that were carried at lower costs prevailing in prior years.
  The effect of this liquidation was to increase earnings before income taxes by $642,000 ($384,000 increase in net earnings, or an increase of $.23 per share).

  3. BORROWINGS UNDER LINE OF CREDIT:

  Borrowings under the line of credit are secured by inventory and accounts receivable. Interest accrues monthly at the bank's prime lending rate. The line of credit is renewed annually on November 1.

                                          1996       1995
   Balance at June 30                $  826,000    $2,351,000
   Maximum amount available under
    the line of credit               $3,500,000    $4,000,000
   Average borrowings                $1,096,000    $1,614,000
   Maximum borrowings                $2,351,000    $2,996,000
   Interest rate at June 30               8.25%         9.00%
   Weighted average interest rate         8.52%         8.60%

  Per the covenants of the revolving line of credit note with the Company's bank, the Company will not, without prior written consent of the bank, declare or pay any dividend or distribution either in cash, stock or any other property on the Company's stock now or hereafter outstanding with the exception of a $.05 per share quarterly dividend declared in fiscal 1994 and paid in fiscal 1994 and 1995. No dividends have been declared for fiscal 1996.

  Among the restrictions under the line of credit are provisions that require the Company to maintain certain financial ratios.
  The Company was in compliance with these financial restrictions.




 4. LONG-TERM DEBT:

  Long-term debt consists of the following:

                                             1996       1995
   Note payable- five-year consolidation
     note, interest at prime (8.25 percent
     at June 30, 1996) plus 0.375 percent,
     interest and principal due monthly,
     maturing in September 1998, secured
     by accounts receivable, inventory,
     equipment and fixtures              $  467,000  $  667,000

  Note payable- seven-year consolidation
     note, interest at prime (8.25 percent
     at June 30, 1996) plus 0.375 percent,
     interest and principal due monthly,
     maturing in September 2000, secured
     by accounts receivable, inventory,
     equipment and fixtures               1,576,000   1,792,000

  Industrial revenue bonds, interest at a
     weighted average rate (5.25 percent)
     and payable in installments
     through 1996                              -        126,000
                                          ----------  ----------
             Total                        2,043,000   2,585,000
   Less- Current maturities                (415,000)   (480,000)
                                          ----------  ---------
             Long-term debt               $1,628,000 $2,105,000
                                          ========== ==========
  Maturities of long-term debt are as follows:

                Year Ending June 30
                      1997           $  415,000
                      1998              415,000
                      1999              282,000
                      2000              215,000
                      2001              716,000
                                     ----------
             Total                   $2,043,000
                                     ==========



  5. INCOME TAXES:

  The following is a summary of the Company's provision for income taxes:

                                1996      1995      1994
         Current-
          Federal            $259,000  $(155,000)  $530,000
          State                44,000       -       161,000
         Deferred             (86,000)   247,000     22,000
                             --------  ---------   --------
             Provision       $217,000  $  92,000   $713,000
                             ========  =========   ========





  A reconciliation of the income tax provision to the expected provision at the federal statutory income tax rate is as follows:

                        1996    %     1995    %      1994    %
   Provision at federal
    statutory rate    $221,000  34% $ 98,000  34%  $642,000  34%
   State taxes, less
    federal tax benefit 41,000   6    17,000   6    113,000   6
   Tax credits         (45,000) (7)  (23,000) (8)   (27,000) (1)
   Other                  -      -      -      -    (15,000) (1)
                      --------  --  --------  --   --------   --
     Total provision  $217,000  33% $ 92,000  32%  $713,000  38%
                      ========  ==  ========  ==   ========  ==


   Temporary differences that gave rise to a significant portion of deferred tax assets and liabilities for 1996 and 1995 were as follows:

                                          1996       1995

   Deferred tax assets-
     Employee benefit accruals        $ 139,000   $ 155,000
     Tax credit carryforwards           127,000        -
     Unicap and inventory reserves      106,000     119,000
     State income taxes                  15,000       2,000
     Other                               11,000      41,000
                                      ---------  ----------
         Total deferred tax assets      398,000     317,000
                                      ---------  ----------
   Deferred tax liabilities-
     Depreciation                      (875,000)   (880,000)
     Property taxes                     (46,000)    (46,000)
                                      ---------   ---------
       Total deferred tax liabilities  (921,000)   (926,000)
                                      ---------   ---------
                                      $(523,000)  $(609,000)
                                      =========   =========


  The Company has tax credit carryforwards of $62,000 and $99,000 available to offset future federal and state taxable income, respectively, at June 30, 1996.

  6. STOCK APPRECIATION RIGHTS PLAN:

  The Company has a stock appreciation rights (SAR) plan as an incentive for key employees. Under the SAR plan, key employees are granted rights entitling them to market price increases in the Company's stock. At June 30, 1996 and 1995, 100,000 SARs were authorized. A summary of the outstanding SARs is as follows:

                                            Rights Outstanding
                                               at June 30
                                            ------------------
   Price per Right                            1996       1995

       $ 3.75                                 1,600     1,600
         5.63                                   200       200
         2.69                                 5,350     5,750
         4.31                                 1,500     1,500
         4.63                                13,400    18,400
         9.63                                 3,000     3,000
        10.88                                   -       2,500
         8.88                                 4,500     5,500
                                             ------    ------
                                             29,550    38,450
                                             ======    ======


  The individual rights vest from the grant date as follows:

                             Year 1   0%     Year 4  60%
                                  2  20           5  80
                                  3  40           6  100


  All rights are granted at fair market value at the date of grant. Rights generally vest over a period from the second to the sixth anniversary date of the grant. The SAR liability and expense or credit recorded annually is based on the market price of the Company's stock as of the balance sheet date. In 1996 and 1995, the Company decreased selling, general and administrative expenses by $1,000 and $96,000, respectively, in order to reflect the lower SAR liability. In 1994, the Company increased selling, general and administrative expenses by $26,000 in order to reflect the higher SAR liability.

  7. EMPLOYEE STOCK PURCHASE PLAN:

  The Employee Stock Purchase Plan enables substantially all employees to purchase shares of the Company's common stock at 85 percent of the market value on the first or last business day of the quarterly offering period, whichever is lower. A maximum of 100,000 shares are authorized for issuance over the ten-year term of the plan. The plan term began on January 1, 1994. The following shares were issued under the term of the plan:


                                        Shares   Average Price
                                        Issued    per Share
                    1996                15,324      $4.25
                    1995                13,658       7.25
                    1994                 4,774       7.44

  8. EMPLOYEE STOCK OPTION PLAN:

  During 1996, the Board of Directors approved a stock option plan (the Plan) for employees and nonemployee consultants covering 90,000 shares of common stock. The Plan is subject to shareholder approval. Under the terms of the Plan, the purchase price of shares subject to each option granted will not be less than the fair market value of the Company's common shares at the date of grant. Options granted are exercisable for ten years from the date of grant, and options are exercisable at the rate of at least 25 percent per year over four years from the date the option is granted. Each option granted under the Plan may be exercised for 25 percent on the first anniversary of the grant, and an additional 25 percent may be exercised for the next three anniversaries.

  At June 30, 1996, 526 shares were available for granting further options, and options for 89,474 shares were outstanding at $5.00 per share, of which no options were exercisable.

9. OPERATING LEASES:

  The Company leases office space and equipment. At June 30, 1996, future minimum rental payments are as follows:

                              Year Ending
                                June 30
                                 1997       $207,000
                                 1998        178,000
                                             -------
             Total                          $385,000
                                            ========


  Rental expense under these leases was $249,000 in 1996, $235,000 in 1995 and $233,000 in 1994.

  The Company has been leasing excess warehouse space, generating revenues of $441,000 in 1996, $292,000 in 1995 and $195,000 in
  1994. These revenues are classified as other income in the statements of earnings.

  10. RETIREMENT PLANS:

  The Company has a contributory retirement savings and profit-sharing plan covering nonunion employees. The Company contributes one and one-half times the first 3 percent of employee contributions to the retirement savings plan. Profit-sharing contributions are derived based upon a specific formula of Company earnings. Company contributions to the retirement savings and profit-sharing plan were approximately $79,000 in 1996, $107,000 in 1995 and $148,000 in 1994 and are
  funded currently. The employer's contributions for any fiscal year may not exceed the amount lawfully deductible by the Company under the provisions of the Internal Revenue Code.

  The Company contributes to a defined contribution plan for employees covered by collective bargaining agreements. These contributions, funded currently, were $256,000 in 1996, $306,000 in 1995 and $356,000 in 1994.

  11. RESEARCH AND DEVELOPMENT:

  The Company sponsors research activities relating to the development of new products and the improvement of existing products. The cost of such activities charged to expense was $269,000 in 1996, $360,000 in 1995 and $308,000 in 1994.

  12. RELATED PARTY TRANSACTIONS:

  The Company has entered into an agreement with a member of the Board of Directors to provide consulting services to the Company during the 1997 fiscal year. The Company prepaid $18,000 related to this contract during the 1996 fiscal year.

 13. QUARTERLY RESULTS (Unaudited):


                           For the Year Ended June 30, 1996
                 --------------------------------------------------
                      First      Second     Third      Fourth
                      Quarter    Quarter    Quarter    Quarter      Total

  Net sales        $6,479,000  $6,772,000  $7,053,000  $6,229,000  $26,533,000

  Earnings (loss) before
    income taxes       72,000     501,000     240,000    (162,000)     651,000

  Net earnings (loss)  43,000     295,000     144,000     (48,000)     434,000

  Earnings (loss) per
    common share         $.03        $.17        $.08       $(.03)        $.25



                          For the Year Ended June 30, 1995
                 --------------------------------------------------
                      First      Second      Third      Fourth
                      Quarter    Quarter     Quarter    Quarter       Total


  Net sales        $6,224,000  $5,950,000  $4,531,000  $4,733,000  $21,438,000

  Earnings (loss) before
    income taxes      347,000     340,000    (630,000)    230,000      287,000

  Net earnings (loss) 208,000     204,000    (375,000)    158,000      195,000

  Earnings (loss) per
    common share         $.12        $.12       $(.22)       $.09         $.11









  Form 10-K

  Copies of the Company's Form 10-K on file with the Securities and Exchange Commission may be obtained by writing to:

  Esther K. Castain
  Vacu-dry Company
  P.O. Box 2418
  Sebastopol, California  95473-2418

                               SIGNATURES

 Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   VACU-DRY COMPANY
                                       (Registrant)

 Date:  September 27, 1996           By:         (Gary L. Hess)
                                        Gary L. Hess, President & CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURES                     TITLE                DATE

                               President & Chief
 (a)      (Gary L. Hess)       Executive Officer          September 27, 1996
     ________________________
       Gary L. Hess

 (b) Directors:

       ____________________
     D.P. Boothe, Jr.

         (Kenneth P. Gill)                                September 27,1996
       ____________________
     Kenneth P. Gill

         (Ed Koplovsky)                                   September 27,1996
       ____________________
     Ed Koplovsky

       (Roger Mertz)                                    September 27,1996
     ____________________
     Roger Mertz

       (Craig Stapelton)                                September 27,1996
     ____________________
     Craig Stapleton

         (Donal Sugrue)                                   September 27,1996
     ____________________
     Donal Sugrue

       (Joseph Tonascia)                                September  27,1996
     ____________________
     Joseph Tonascia

 (c) Principal Financial Officer
        and Accounting Manager:

     (Thomas R. Eakin)                                  September  27,1996
     __________________
     Thomas R. Eakin      Chief Financial Officer

     (Susan Medeiros)                                   September  27,1996
     _________________
     Susan Medeiros       Accounting Manager