Form 10-Q
period 1996-09-30
VACU DRY CO
filed 1996-11-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d)
   X      of the Securities Exchange Act of 1934.
          For the quarterly period ended September 30, 1996 or


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

 YES: __X__   NO:____


 As of September 30, 1996, there were 1,635,867 shares of common stock, no par value, outstanding.

          Part I - Financial Information


 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

 THIS FORM 10-Q CONTAINS FOWARD-LOOKING STATEMENTS WHICH INVOLVE RISK AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FOWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1996.

 The financial statements herein presented for the quarters ended September 30, 1996 and 1995, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented, are of a normal recurring nature.

 Liquidity and Capital Resources

 Because the Company's operations are seasonal in nature, the Company's liquid resources fluctuate during the year in a way that changes very little from year to year. The inventory and accounts payable balances are normally at their lowest level as of the end of the fiscal year and their highest level as of the end of the second quarter. This seasonal increase in the accounts payable balance results in a temporary increase in the Debt to Equity ratio. Normally during the first quarter of the fiscal year the inventory levels increase as a result of the beginning of the production season. As of September 30, 1996, the Company's inventory was at one of the lowest levels in years. The net working capital decreased from $4,136,000 as of June 30, 1996 to $3,262,000 as of September 30, 1996. The decrease was a result of the the capital expenditure increase of $679,000 and the repurchase of common stock of $407,000. This compares to a net working capital balance of $3,882,000 as of September 30, 1995.

 The Company's liquidity resources are obtained from external and internal sources. The Company's largest external source is a revolving line of credit provided by a bank at the Bank's prime rate. The Company has a revolving line of credit limit of $3,500,000 ($4,000,000 as of September 30, 1995) secured by inventory and accounts receivable. As of September 30, 1996, the Company did not have any borrowings outstanding on the line of credit. As of September 30, 1995 the Company had $2,237,000 of available funds under the line of credit limit of $4,000,000. As of September 30, 1996, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The most significant source of internal liquidity is the Company's net working capital. One possible source of long term liquidity could be the sale of the idle production facility, although the Company is not relying on the sale of this facility as a source of liquidity, the Company's short and long- term liquidity would materially increase upon such a sale.
 At this time the Company is not pursuing the sale of this facility. The Company has been successful in leasing all of the idle facility other than a portion occupied by Product development. The Company continues to lease a portion of its operating facility and is in negotiations with the primary tenant to increase their square footage.

 The Company has established a capital expenditure budget of approximately $1,520,000 for the 1996-1997 fiscal year. These funds will primarily be used to purchase new and refurbish existing equipment. The Company anticipates financing these assets through internally generated funds and through the use of debt financing. The Company has a commitment from a financial institution to fund $850,000 of the 1996 - 1997 capital budget. As of September 30, 1996, the Company has not borrowed any funds related to this commitment.

 During the first quarter ended September 30, 1996, the Company repurchased 80,000 of common stock at a cost of $407,000 to offset the dilution caused by stock issuances under the Company's stock purchase plan and under outstanding options. The Company has no present intentions to repurchase any more stock in the current fiscal year.



 Results of Operations

 Net sales decreased $436,000 or 7% in the first quarter of fiscal 1996. This decrease was caused by the loss of the Confoco representation agreement business which was only partially offset by higher dried apple sales. Other revenue increased $88,000 as a result of higher rental income and reimbursement of a product claim.

 The loss of the Confoco sales reduced our gross margin on a comparative basis from 8.4% as of September 1995 to 7.6% as of September 1996. Excluding the Confoco sales from the comparative figures for September 1995, the Company's gross margin on an on going basis improved slightly from 7.1% to 7.6%.

 Selling, general and administrative expenses increased $57,000 or 13% in the first quarter. This change is a result of increased travel expenses and salaries as a result of hiring a regional sales manager.

 Interest expense decreased $52,000 as a result of the payoff of the balance on the line of credit and the interest income from investing the temporary excess cash.

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



 Item 6.  Exhibits & Reports on Form 8-K

          a.   Exhibits  -  none

           b.   Reports on Form 8-K  -  none

                                VACU-DRY COMPANY
                       CONDENSED STATEMENT OF EARNINGS
                                 (UNAUDITED)


                               Three Months           Three Months
                                   Ended                 Ended
                                 9/30/96                9/30/95
                               ------------           ------------
REVENUES:

     Net sales                 $6,043,000              $6,479,000

     Other                        148,000                  60,000
                               ----------              ----------
     Total revenue             $6,191,000              $6,539,000
                               ----------              ----------
COST & EXPENSES:

     Cost of sales              5,584,000               5,934,000

     Selling, general &
       administration             494,000                 437,000

     Interest                      44,000                  96,000
                               ----------              ----------
                               $6,122,000              $6,467,000
                               ----------              ----------

EARNINGS BEFORE INCOME TAXES       69,000                  72,000

PROVISION FOR INCOME TAXES         27,000                  29,000
                               ----------             -----------
NET EARNINGS                   $   42,000             $    43,000
                               ==========             ===========

EARNINGS PER COMMON SHARE            $.03                    $.03
                                     ====                    ====

WEIGHTED AVERAGE COMMON SHARES
  AND EQUIVALENTS               1,675,120               1,698,072
                                =========               =========


                          See notes to interim financial statements

                                             VACU-DRY COMPANY
                                                  Balance Sheets
                                                   (Unaudited)
                                             (Dollars in thousands)

ASSETS                                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT ASSETS:        9/30/96   9/30/95  6/30/96     CURRENT LIABILITIES:              9/30/96   9/30/95   6/30/96

Cash                      $515      $215     $214     Borrowings under line of credit    $-0-      $1,763      $826

Accounts receivable      1,964    2,769     2,684     Current maturities of long-term debt  415       480       415

Other receivable            16      161      -0-      Accounts payable                    2,071     2,045       678

Inventories              3,802    5,369     3,430     Accrued payroll & related liabilities 640       621       476

Prepaid expenses            96      264       116     Accrued expenses                       72       261       106

Current deferred taxes     225      303       225     Deferred factory overhead             150       -0-       -0-
                        _______   ______   ______
Total current assets    $6,618   $9,081    $6,669     Income taxes payable                    8        29       32

                                                                                         ______    ______   ______
                                                     Total current liabilities           $3,356    $5,199   $2,533
Net property, plant &                                                                    ------    ------   ------
equipment                7,335    7,252     6,918
                                                      LONG-TERM DEBT - Net of
                                                         current maturities               1,525     1,985    1,628

                                                      DEFERRED INCOME TAXES                 748       912      748

                                                      SHAREHOLDERS' EQUITY:

                                                      Capital stock                       3,605     3,952    4,001
                                                      Retained earnings                   4,719     4,285    4,677
                                                                                          -----     -----    -----
                                                      Total shareholders' equity          8,324     8,237    8,678

                       _______   _______  _______     Total liabilities and             -------   -------  -------
Total Assets           $13,953   $16,333  $13,587       shareholders' equity            $13,953   $16,333  $13,587
                       =======   =======  =======                                       =======   =======  =======

                                 See notes to interim financial statements

                                VACU-DRY COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995





CASH FLOWS FROM OPERATING ACTIVITIES:
                                                     1996          1995

Net earnings                                      $42,000       $43,000
                                                  _______       _______
Adjustments to reconcile net earnings to net cash provided by operating activities -

     Depreciation expense                         262,000       229,000

  Changes in certain assets & liabilities
     Decrease (increase) in receivables           704,000    (1,096,000)
     Decrease (increase) in inventories          (372,000)       45,000
     Decrease (increase) in prepaid assets         20,000       (88,000)
     Increase in accounts payable               1,393,000     1,652,000
    (Decrease) in accrued expenses                (34,000)     (131,000)
     Increase in accrued p/r & liabilities        164,000        97,000
     Increase in deferred overhead                150,000           -0-
     Increase (decrease) in income taxes payable  (24,000)       29,000
                                                _________     _________
          Total adjustments                     2,263,000       737,000
                                                _________     _________
      Net cash provided by(used for)
         operating activities                   2,305,000       780,000
                                                _________     _________
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                       (679,000)      (60,000)
                                                _________     _________
      Net cash (used for) investing activities   (679,000)      (60,000)
                                                _________     _________
CASH FLOWS FROM FINANCING ACTIVITIES:
      Additional borrowings under line of credit  253,000     2,713,000
      Payments on line of credit               (1,079,000)   (3,301,000)
      Issuance of common stock                     11,000        16,000
      Repurchase of common stock                 (407,000)          -0-
      Principal payments of long-term debt       (103,000)     (120,000)
                                                _________    __________
      Net cash provided by(used for)
         financing activities                  (1,325,000)     (692,000)
                                                _________    __________
NET INCREASE IN CASH                              301,000        28,000

CASH AT THE BEGINNING OF THE YEAR                 214,000       187,000
                                                _________     _________
TOTAL CASH AT THE END OF THE PERIOD              $515,000      $215,000
                                                =========     =========


                   See notes to interim financial statements

                            VACU-DRY COMPANY
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                  THREE MONTHS ENDED SEPTEMBER 30, 1996


 Note 1  -           The Interim Financial Statements herein presented for the
                     three months ended September 30, 1996, reflect all adjustments which are in the opinion of management necessary to a fair statement of the results of operations for the period then ended. The statements are unaudited and are not necessarily indicative of results for the full year.

 Note 2  -          Inventories  -

                    Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method or market.

                    The excess of current cost of the inventory over LIFO cost was $2,113,000 at September 30, 1996 and $2,113,000 at
                    June 30, 1996.

                    Inventories at September 30, 1996 and June 30, 1996, consisted of the following:

                                            9/30/96         6/30/96

                    Finished goods         $2,694,000     $2,757,000

                    Work in progress          201,000        233,000

                    Raw materials, &
                        containers            907,000        440,000
                                           __________     __________
                                           $3,802,000     $3,430,000


 Note 3  -          Statement of Cash Flows  -

               Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

                                    1996          1995

               Interest paid        $45,000       $97,000
               Income taxes paid    $53,000        - 0 -

 Note 4  -          Income Taxes -

                The effective income tax rate for 1996 is 40%, which compares to 40% for 1995. As of June 30, 1996, the Company has tax credit carryforwards of $62,000 and $99,000 available to offset future federal and state taxable income.

                               SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VACU-DRY COMPANY


 Date: November 13, 1996               (Gary L. Hess)
                                  _______________________
                                  Gary L. Hess, President

 Date: November 13, 1996                (Tom Eakin)
                                  _______________________
                                  Tom Eakin, VP, Finance