Form 10-K/A
period 1996-06-30
VACU DRY CO
filed 1997-01-15
CIK 102588

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

                       Common Stock, No Par Value

                            (Title of Class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.    YES:     NO: X

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
 incorporated by reference in Part III of this Form 10-K/A.   (  )

 On January 10, 1997 nonaffiliates of the Registrant held voting stock with an aggregate market value of $8,705,673 based upon the average of the high and low prices of such stock.

 As of January 13, 1997, there were 1,638,715 shares of common stock, no par value, outstanding.

 The Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated by reference into Part III of this report and is included as
 Exhibit 99 to this 10-K/A.

 The Exhibit Index is listed after the signature page and prior to the listing of the exhibits.

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

 The Company anticipates that profitable operations and debt financing will satisfy the Company's future liquidity and capital needs. However, the Company will utilize future private or public financing if interest rates rise or if the Company's growth prospects require additional funds for operations. The Company does not believe the termination of the Confoco representation agreement will have an immediate adverse effect on liquidity. The Company believes its existing revolving line of credit is sufficient to meet its working capital requirements.

 RESULTS OF OPERATIONS:

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

 Item 9. Disagreements on Accounting and Financial Disclosure

     None

                                Part III


 Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this item is contained in the Registrant's 1996 Proxy Statement under the heading "Election of Directors," which information is incorporated by reference. The 1996 Proxy Statement is included as an exhibit to this filing.

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

 Items 11, 12 and 13

     The information required by items 11, 12 and 13 is included in the definitive Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders and is included in the exhibits to this filing.

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

            Exhibit No.

               3.  a.    Articles of Incorporation (2)

                   c.    By-laws of Vacu-dry Company (4)


              10.  e.    Employment Agreement, Gary L. Hess March 14, 1996 (5)

                   j.    Stock Appreciation Rights Plan (4)

                   k. 1996 Stock Option Plan ( Incorporated by reference to the 1996 Definitive Proxy Statement, included as an exhibit to this filing). (6)

              23.  i.    Consent of Independent Public Accountants (5)

              99.        1996 Definitive Proxy Statement(6)


          These exhibits are incorporated by reference to the Registrant's Annual Report, filed pursuant to Section 13 of the Securities Exchange Act of 1934:

               (2)  On Form 10-K for the year ended June 30, 1988.

               (4)  On Form 10-K for the year ended June 30, 1992.

               (5)  On Form 10-K for the year ended June 30, 1996

               (6)  On Form 10-K/A for the year ended June 30, 1996

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






  San Francisco, California,
    August 9, 1996

                       VACU-DRY COMPANY
                    BALANCE SHEETS--JUNE 30, 1996 AND 1995


                                                   1996        1995
  ASSETS
  CURRENT ASSETS:
    Cash                                     $   214,000 $   187,000
    Accounts receivable, less allowances
      for uncollectible accounts of $61,000
      and $45,000 in 1996 and 1995,
      respectively                             2,684,000   1,679,000
    Income tax refund receivable                   -         155,000
    Inventories, less LIFO reserves of
      $2,114,000 and $1,334,000 in 1996
      and 1995, respectively                   3,430,000   5,414,000
    Prepaid expenses                             116,000     176,000
    Current deferred income taxes                225,000     303,000
                                             ----------- -----------
            Total current assets               6,669,000   7,914,000
                                             ----------- -----------
  PROPERTY, PLANT AND EQUIPMENT:
    Land                                         231,000     227,000
    Buildings and improvements                 6,455,000   6,416,000
    Machinery and equipment                   10,118,000  10,135,000
    Construction in progress                     245,000      32,000
                                             ----------- -----------
     Total property, plant and equipment      17,049,000  16,810,000

    Accumulated depreciation                 (10,131,000) (9,389,000)
                                             ----------- -----------
     Net property, plant and equipment         6,918,000   7,421,000
                                             ----------- -----------
            Total assets                     $13,587,000 $15,335,000
                                             =========== ===========

                                                  1996       1995
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Borrowings under line of credit          $  826,000 $ 2,351,000
    Current maturities of long-term debt        415,000     480,000
    Accounts payable                            678,000     393,000
    Accrued payroll and related liabilities     476,000     524,000
    Accrued expenses                            106,000     391,000
    Income tax payable                           32,000       -
                                            ----------- -----------
             Total current liabilities        2,533,000   4,139,000
                                            ----------- -----------
  LONG-TERM DEBT, net of current
     maturities                               1,628,000   2,105,000
                                            ----------- -----------
  DEFERRED INCOME TAXES                         748,000     912,000
                                            ----------- -----------
  SHAREHOLDERS' EQUITY:

    Preferred stock- 2,500,000 shares
      authorized; no shares outstanding            -          -
    Capital stock- common stock, 5,000,000
      shares authorized, no par value;
      1,713,354 and 1,698,030 shares
      outstanding in 1996 and 1995,
      respectively                           4,001,000   3,936,000
    Retained earnings                        4,677,000   4,243,000
                                           ----------- -----------
          Total shareholders' equity         8,678,000   8,179,000
                                           ----------- -----------
      Total liabilities and shareholders'
       equity                              $13,587,000 $15,335,000
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

 Date:  January 14, 1997           By:         (Gary L. Hess)
                                        Gary L. Hess, President & CEO


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                      Title                Date
                              President & Chief
   (Gary L. Hess)             Executive Officer      January 14, 1997

 Gary L. Hess


                                 Vacu-dry Company

                                  Exhibit Index

                            For the year ended June 30, 1996


   Listed in Order of Attachment

   Exhibit 27      Financial Data Schedule

   Exhibit 10(e)   Employment Agreement - Gary L. Hess

   Exhibit 10(k) 1996 Stock Option Plan( Incorporated by Reference in the 1996 Definitive Proxy Statement, included in Exhibit 99)

   Exhibit 23(i)   Consent of Independent Public Accountants

   Exhibit 99      1996 Definitive Proxy Statement