Form 10-Q
period 1996-12-31
VACU DRY CO
filed 1997-02-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d)
  X       of the Securities Exchange Act of 1934.
          For the quarterly period ended December 31, 1996 or


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

YES: ____   NO:__X__

As of December 31, 1996, there were 1,638,715 shares of common stock, no par value, outstanding.

                                Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                                            VACU-DRY COMPANY
                                     CONDENSED STATEMENT OF EARNINGS
                                               (UNAUDITED)

                                  Six Months       Six Months         Three Months    Three Months
                                    Ended             Ended               Ended         Ended
                                   12/31/96         12/31/95            12/31/96       12/31/95

REVENUES:
       Net sales                  $12,339,000      $13,251,000          $6,296,000    $6,772,000

       Other                          355,000          343,000             207,000       283,000
                                  ___________      ___________          __________    __________
          Total revenue           $12,694,000      $13,594,000          $6,503,000    $7,055,000

COST & EXPENSES:

       Cost of sales               10,816,000       11,927,000           5,232,000     5,993,000

       Selling, general &
         administrative             1,080,000          925,000             586,000       488,000

       Interest                        93,000          169,000              49,000        73,000
                                  ___________      ___________          __________    __________
         Total cost & expenses    $11,989,000      $13,021,000          $5,867,000    $6,554,000

EARNINGS BEFORE INCOME TAXES          705,000          573,000             636,000       501,000

PROVISION FOR INCOME TAXES            282,000          235,000             254,000       206,000
                                     ________         ________            ________      ________
NET EARNINGS                         $423,000         $338,000            $382,000      $295,000
                                     ========         ========            ========      ========
EARNINGS PER COMMON SHARE                $.26             $.20                $.23          $.17
                                         ====             ====                ====          ====
WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS                    1,655,509        1,700,015           1,635,898     1,701,957

                                See notes to interim financial statements




                                                 VACU-DRY COMPANY
                                                   Balance Sheets
                                                    (Unaudited)
                                              (Dollars in thousands)


CURRENT ASSETS:             12/31/96  12/31/95  6/30/96     CURRENT LIABILITIES:                12/31/96  12/31/95   6/30/96

Cash                            $178      $225     $214     Borrowings under line of credit        -0-      $1,682      $826

Accounts receivable            1,670     2,313    2,684     Current maturities of long-term debt     576       480       415

Other receivable                 124         6      -0-     Accounts payable                       2,818     2,566       678

Inventories                    6,208     6,944    3,430     Accrued payroll & related liabilities    659       633       476

Prepaid expenses                  55        63      116     Accrued expenses                         127       197       106

Current deferred taxes           225       303      225     Income taxes payable                     209       146        32
                             _______   _______   ______                                           ------    ------    ------
Total current assets          $8,460   $ 9,854   $6,669       Total current liabilities           $4,389    $5,704    $2,533
                                                                                                  ------    ------    ------



Net property, plant &                                       LONG-TERM DEBT - Net of
equipment                      7,554     7,078    6,918       current maturities                   2,065     1,771     1,628
                                                                                                   -----     -----     -----

                                                            DEFERRED INCOME TAXES                    843       905       748
                                                                                                     ---       ---       ---


                                                            SHAREHOLDERS' EQUITY;
                                                              Capital stock                        3,617     3,971     4,001
                                                              Retained earnings                    5,100     4,581     4,677
                                                                                                   -----     -----     -----
                                                               Total shareholders' equity          8,717     8,552     8,678
                                                                                                   -----     -----     -----
                           _______   _______  _______     Total liabilities and
Total Asset                $16,014   $16,932  $13,587       shareholders' equity                 $16,014   $16,932   $13,587
                           =======   =======  =======                                            =======   =======   =======
                                 See notes to interim financial statements



                                VACU-DRY COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995





CASH FLOWS FROM OPERATING ACTIVITIES:                1996        1995

  Net earnings                                    $423,000     $338,000
                                                  ________     ________
Adjustments to reconcile net earnings to net
     cash provided by operating activities  -

   Refund of reserve related to debt owing to the
     State of California                             -0-       (110,000)

    Depreciation expense                           525,000      464,000

  Changes in certain assets & liabilities
   (Increase) in receivables                       890,000     (485,000)
   (Increase) in inventories                    (2,778,000)  (1,530,000)
   Decrease in prepaid assets                       61,000      113,000
   Increase in accounts payable                  2,140,000    2,173,000
   (Decrease) in accrued expenses                   21,000     (194,000)
   Increase in accrued p/r & rel. liab.            183,000      109,000
   Increase in income taxes payable                181,000      146,000
   (Decrease) in deferred taxes                     95,000       (7,000)
                                                __________   __________
       Total adjustments                         1,318,000      679,000
                                               ___________   __________
   Net cash provided by operating activities     1,741,000    1,071,000
                                                __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         (1,165,000)    (121,000)
                                               ___________    _________
   Net cash (used for) investing activities     (1,165,000)    (121,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings on line of credit       2,227,000    5,739,000
   Payments on line of credit                   (3,053,000)  (6,408,000)
   Employee purchase of Company stock               23,000       35,000
   Repurchase of common stock                     (407,000)         -0-
   Proceeds from long-term debt                    805,000          -0-
   Principal payments of long-term debt           (207,000)    (224,000)
                                                 _________    _________
   Net cash used by financing activities          (612,000)    (858,000)
                                                 _________    _________
NET INCREASE (DECREASE) IN CASH                    (36,000)      38,000

CASH AT THE BEGINNING OF THE YEAR                  214,000      187,000
                                                  ________     ________
TOTAL CASH AT THE END OF THE PERIOD               $178,000     $225,000
                                                  ========     ========


                    See notes to interim financial statements








                            VACU-DRY COMPANY
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 1996


 Note 1  -          The Interim Financial Statements herein presented for the
                     six months ended December 31, 1996, reflect all
                     adjustments which are in the opinion of management
                     necessary to a fair statement of the results of
                     operations for the period then ended. The statements are
                     unaudited and are not necessarily indicative of results
                     for the full year.

                     Reclassifications - Certain 1995 amounts were reclassified to conform to the 1996 presentation.

 Note 2  -          Inventories  -

                    Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method or market.

                       Inventories at December 31, 1996 and June 30, 1996, consisted of the following:

                                        12/31/96        6/30/96

                 Finished goods         $4,667,000     $2,757,000

                 Work in progress          351,000        233,000

                 Raw materials, &
                     containers          1,715,000        440,000
                                        __________     __________
                                        $6,733,000     $3,430,000
                                        ==========     ==========

 Note 3  -          Statement of Cash Flows  -

               Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

                                      1996               1995

               Interest paid        $ 91,000           $178,000
               Income taxes paid   $ 128,000            $84,000

 Note 4  -          Income Taxes -

               The effective income tax rate for 1996 is 40%, which compares to 41% for 1995.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations


THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISK AND
UNCERTAINTIES.  THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE
RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF
THE FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR
ENDED JUNE 30, 1996.

The financial statements herein presented for the quarters ended December 31, 1996 and 1995, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented, are of a normal recurring nature.

Liquidity and Capital Resources

Because the Company's operations are seasonal in nature, the Company's liquid resources fluctuate during the year in a way that changes very little from year to year. The inventory and accounts payable balances are normally at their lowest level as of the end of the fiscal year and their highest level as of the end of the second quarter. This seasonal increase in the accounts payable balance results in a temporary increase in the Debt to Equity ratio.
The inventory levels as of December 31, 1996 and 1995 are very comparable when you take into consideration the differences between periods in the LIFO reserves. The net working capital as of December 31, 1996, 1995 and June 30, 1996 are very comparable. The decline in the accounts receivable balance as of December 31, 1996 was only temporary and was a result of the lower sales in the month of December. The Company increased its long-term debt by $805,000 as of the end of December 1996.

The Company's liquidity resources are obtained from external and internal sources. The Company's largest external source is a revolving line of credit provided by a bank at the Bank's prime rate. The Company has a revolving line of credit limit of $3,500,000 secured by inventory and accounts receivable. As of December 31, 1996, the Company did not have any borrowings outstanding on the line of credit. As of December 31, 1995 the Company had $1,818,000 of available funds under the line of credit. As of December 31, 1996, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The most significant source of internal liquidity is the Company's net working capital. One additional possible source of long term liquidity could be the sale of the idle production facility. Although the Company is not relying on or pursuing the sale of this facility as a source of liquidity, the Company's short and long-term liquidity would materially increase upon such a sale. In regard to this facility, there is some indication that in late 1997 certain leases may not be renewed. Advance planning to locate new tenants is already underway. The Company continues to lease a portion of its operating facility and is in negotiations with the primary tenant to increase its square footage.






The Company has established a capital expenditure budget of approximately
$1,813,000 for the fifteen month period April 1,1996 - June 30, 1997. To date, capital expenditures of $1,165,000 have been made. These funds are being primarily used to purchase new and refurbish existing equipment. The Company anticipates financing these assets through internally generated funds and through the use of debt financing. As of December 31, 1996, the Company borrowed $805,000 of long-term debt to finance a portion of the $1,813,000 capital budget. The note for $805,000 is dated December 31, 1996 with a term of 60 months, at a variable interest rate equal to the average weekly yield of 30 day Commercial Paper, plus 2.10% and is secured by specific machinery and equipment.

During the first quarter ended September 30, 1996, the Company repurchased
80,000 shares of common stock at a cost of $407,000. This repurchase was to offset the dilution caused by stock issuances under the Company's stock purchase plan and under outstanding options. The Company has no present intentions to repurchase more stock in the current fiscal year.



Results of Operations

Quarter

Net sales decreased $476,000 or 7% in the second quarter of fiscal 1996 compared to 1995. The adverse sales impact of the lost Confoco business was only partially offset by higher dried apple sales. Other revenue decreased
$76,000 as a result of a non-recurring refund in 1995 of $110,000 from a reserve related to debt owing to the State of California. Rental income increased $16,000 between quarters. In addition a refund of $40,000 from the Company's workers compensation insurance carrier was received.

Cost of sales for the quarter ended December 31, 1996 decreased 5.4% from 88.5% to 83.1% of net sales. Price increases have resulted in higher gross margins for the quarter. We anticipate the margin will decrease in the third and fourth quarter as we complete our raw material purchases and feel the full impact of the increasing raw material costs.

Selling, general and administrative expenses increased $98,000 or 20% in the second quarter. This increase is a result of higher expenses in the following areas: consultants for our strategic plan, travel and higher salaries(replaced our new regional sales manager). The consulting expenses of approximately
$75,000 will be non-recurring.

Interest expense decreased $24,000 as a result of our lower average borrowings on the line of credit. Interest expense for the third quarter should increase as a result of the long-term debt borrowing of $805,000 and increased borrowings on the line of credit as a result of the higher inventory level.

Year-to Date

Net sales decreased $912,000 or 7% in the six months ended December 31, 1996.
Sales of Confoco products last year accounted for $1,723,000 of the net sales for the six months ended December 31, 1995. In comparing the periods, if you eliminate the Confoco sales from the net sales through December 31, 1995, the sales increased $811,000 on approximately the same volume of unit sales.
Other income increased $12,000 during the comparative six month period.

Cost of sales as a percent of net sales decreased from 90% as of December 31, 1995 to 87.6% as of December 31, 1996. As noted in the quarter results, the higher sale prices in the second quarter resulted in a higher gross operating margin. On a comparative basis we have increased our production volume and consequently our overhead absorption through the six months ended December
31, 1996.

Selling, general and administrative expenses increased $155,000 or 17% through the six months ended December 31, 1996. This increase is a result of higher expenses in the following areas: consultants for our strategic plan, travel and higher salaries(replaced our new regional sales manager). The consulting expenses of approximately $90,000 will be non-recurring next year.

Interest expense decreased $76,000 as a result of our lower average borrowings on the line of credit. Interest expense for the third quarter should increase as a result of the long-term debt borrowing of $805,000 and increased borrowings on the line of credit as a result of the higher inventory level.



PART II
                           OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no material legal proceedings pending.

Item 2.   Changes in Securities

          The Company's revolving line of credit agreement with its Bank dated( November 1, 1996), includes a covenant which prohibits the declaring or paying of any dividend or distribution in either cash, stock or any other property on the Company's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire shares of any class of the Company's stock now or hereafter outstanding, without the prior approval by the Bank. The
          Company received approval from the Bank prior to the repurchase of 80,000 shares of common stock.



Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the period covered by this report.


Item 5.   Other Information

          Confoco Representation Agreement

          Effective July 1, 1996, the representation agreement with Confoco,
          Inc., for the sale of low moisture banana and pumpkin flakes terminated. Confoco, Inc., has consolidated the sales and marketing of its products internally. From July 1, 1995 through December 31, 1995 the Company recorded sales of $1,722,000 of Confoco products with a gross profit of $221,000. Under the Company's agreement with Confoco, for the two years from the date of termination the Company is prohibited from distributing in the United States, Canada and Mexico, banana products similar to those currently being sold.



Item 6.   Exhibits & Reports on Form 8-K

          a.   Exhibits  -  none

               (27) Financial Data Schedule (by electronic filing only)

          b.   Reports on Form 8-K  -  none



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               VACU-DRY COMPANY


Date: February 13, 1997                 (Gary L. Hess)
                                   _______________________
                                   Gary L. Hess, President

Date: February 13, 1997                 (Tom Eakin)
                                   _______________________
                                   Tom Eakin, VP, Finance



