Form 10-Q
period 1997-03-31
VACU DRY CO
filed 1997-05-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


          Quarterly Report Pursuant to Section 13 or 15(d)
  X       of the Securities Exchange Act of 1934.
          For the quarterly period ended March 31, 1997 or


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

YES: ____   NO:__X__

As of May 12, 1997, there were 1,640,845 shares of common stock, no par value, outstanding.

                                Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                                            VACU-DRY COMPANY
                                     CONDENSED STATEMENT OF EARNINGS
                                               (UNAUDITED)


                            Nine Months       Nine Months      Three Months     Three Months
                              3/31/97           3/31/96          3/31/97          3/31/96
REVENUES:
     Net sales              $18,233,000       $20,304,000      $5,894,000      $7,053,000

     Other                      531,000           584,000         176,000         241,000
                            ___________       ___________      __________      __________
       Total revenue        $18,764,000       $20,888,000      $6,070,000      $7,294,000

COST & EXPENSES:

     Cost of sales           16,208,000        18,306,000       5,392,000       6,379,000

     Selling, general &
       administrative         1,625,000         1,521,000         545,000         596,000

     Interest                   175,000           248,000          82,000          79,000
                            ___________       ___________      __________      __________
      Total cost & expenses $18,008,000       $20,075,000      $6,019,000      $7,054,000

EARNINGS BEFORE INCOME TAXES    756,000           813,000          51,000         240,000

PROVISION FOR INCOME TAXES      306,000           331,000          24,000          96,000
                               ________          ________        ________        ________
NET EARNINGS                   $450,000          $482,000         $27,000        $144,000
                               ========          ========         =======        ========
EARNINGS PER COMMON SHARE          $.27              $.28            $.02            $.08
                                   ====              ====            ====            ====
WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS              1,650,001         1,702,091       1,638,739       1,706,289

                                See notes to interim financial statements








                                                 VACU-DRY COMPANY
                                                   Balance Sheets
                                                    (Unaudited)
                                              (Dollars in thousands)

CURRENT ASSETS:           3/31/97    3/31/96   6/30/96     CURRENT LIABILITIES:              3/31/97     3/31/96     6/30/96

Cash                        $250      $271     $214     Borrowings under line of credit      $3,428    $1,475      $826

Accounts receivable        2,306     2,744    2,684     Current maturities of long-term debt    576       415       415

Other receivable              27        18      -0-     Accounts payable                      1,461     1,591       678

Inventories                7,692     5,395    3,430     Accrued payroll & related liabilities   742       644       476

Prepaid expenses              16       152      116     Accrued expenses                        123       144       106


Current deferred taxes       225       303      225     Income taxes payable                    -0-       186        32
                         _______   _______   ______                                          ______    ______    ______
Total current assets     $10,516   $ 8,883   $6,669          Total current liabilities       $6,330    $4,455    $2,533


Net property, plant &                                   LONG-TERM DEBT - Net of
equipment                  7,337     6,919    6,918           current maturities              1,927     1,732     1,628


                                                        DEFERRED INCOME TAXES                   843       905       748



                                                        SHAREHOLDERS' EQUITY;

                                                          Capital stock                       3,626     3,985     4,001
                                                          Retained earnings                   5,127     4,725     4,677
                                                                                              _____     _____     _____
                                                          Total shareholders' equity          8,753     8,710     8,678

                         _______   _______  _______     Total liabilities and               _______   _______   ______
Total Asset              $17,853   $15,802  $13,587       shareholders' equity              $17,853   $15,802   $13,587
                         =======   =======  =======                                         =======   =======   =======
                                 See notes to interim financial statements

                                VACU-DRY COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996





CASH FLOWS FROM OPERATING ACTIVITIES:                 1997        1996

  Net earnings                                     $450,000     $482,000
                                                   ________     ________
Adjustments to reconcile net earnings to net cash provided by(used for)operating activities -

   Refund of reserve related to debt owing to the
     State of California                                -0-     (110,000)

    Depreciation expense                            787,000      701,000
    Deferred income tax provision                    95,000       (7,000)

  Changes in certain assets & liabilities
   (Increase) decrease in receivables               351,000     (928,000)
   (Increase) decrease in inventories            (4,262,000)      19,000
   Decrease in prepaid assets                       100,000       24,000
   Increase in accounts payable                     783,000    1,198,000
   (Decrease) increase in accrued expenses           17,000     (247,000)
   Increase in accrued payroll & related liab       266,000      120,000
   Increase (decrease) in income taxes payable      (32,000)     186,000
                                                 __________   __________
       Total adjustments                         (1,895,000)     956,000
                                                ___________   __________
   Net cash provided by operating activities     (1,445,000)   1,438,000
                                                 __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                            (401,000)    (199,000)
                                                ___________    _________
   Net cash (used for) investing activities        (401,000)    (199,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings under the line of credit 6,483,000    8,736,000
   Payments on line of credit                    (3,881,000)  (9,612,000)
   Employee purchase of Company stock                32,000       49,000
   Repurchase of common stock                      (407,000)         -0-
   Principal payments of long-term debt            (345,000)    (328,000)
                                                  _________    _________
   Net cash used by financing activities          1,882,000   (1,155,000)
                                                  _________    _________
NET INCREASE (DECREASE) IN CASH                      36,000       84,000

CASH AT THE BEGINNING OF THE YEAR                   214,000      187,000
                                                   ________     ________
TOTAL CASH AT THE END OF THE PERIOD                $250,000     $271,000
                                                   ========     ========


                    See notes to interim financial statements








                            VACU-DRY COMPANY
                  NOTES TO INTERIM FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1997


 Note 1  -  The accompanying 1997 and 1996 unaudited interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the period presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 1996. The results of operations for the nine month period ended March 31, 1997 are not indicative of the results that may be achieved for the entire year ending June 30, 1997.

            Reclassifications - Certain 1996 amounts were reclassified to conform to the 1997 presentation.

 Note 2  -  Inventories  -

                    Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method or market.

                    Inventories at March 31, 1997 and June 30, 1996, consisted of the following:

                                          3/31/97        6/30/96
                                          -------        -------
                 Finished goods         $5,845,000     $2,757,000

                 Work in progress          473,000        233,000

                 Raw materials, &
                     containers          1,374,000        440,000
                                        __________     __________
                                        $7,692,000     $3,430,000
                                        ==========     ==========

 Note 3  -  Statement of Cash Flows  -

               Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

                                         1997               1996

               Interest paid           $159,000          $252,000
               Income taxes paid       $376,000          $130,000

               Supplemental disclosure of cash flow information:

                                                  1997         1996
               Non-cash investing and financing activities:
                 Liabilities assumed in the
                   acquisition of equipment      $805,000     $ -0-

 Note 4  -          Income Taxes -

               The effective income tax rate for 1997 is 40%, which
              compares to 41% for 1996

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

The financial statements herein presented for the quarters ended March 31, 1997 and 1996, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented, are of a normal recurring nature.

Liquidity and Capital Resources

Because the Company's operations are seasonal in nature, the Company's liquid resources fluctuate during the year in a way that changes very little from year to year. The inventory and accounts payable balances are normally at their lowest level as of the end of the fiscal year and their highest level as of the end of the second quarter. This seasonal increase in the accounts payable balance results in a temporary increase in the Debt to Equity ratio. This year, as a result of certain processing efficiencies and a change in our sales mix (resulting in larger carryover inventory balances), our inventories will be at their highest level as of the current quarter. At this time we are anticipating that our inventory balances at the end of the current fiscal year will be higher than last year as result of these changes. The net working capital as of March 31, 1997, 1996 and June 30, 1996 are very comparable. The largest increase in working capital is a result of the higher inventory balance which has been funded by the increase in the borrowings under the line of credit. The Company increased its long-term debt by $805,000 as of the end of December 1996.

The Company's liquidity resources are obtained from external and internal sources. The Company's largest external source is a revolving line of credit provided by a bank at the Bank's prime rate. The Company has a revolving line of credit limit of $3,500,000 secured by inventory and accounts receivable. As of March 31, 1997, the Company had $72,000 of available funds on the line of credit. As of March 31, 1996 the Company had $2,025,000 of available funds under the line of credit. The increase in the inventory balance between March 31, 1997 and 1996, resulted in the decrease in the available funds under the line of credit. We are estimating that this will be the lowest level of available funds during the current fiscal year. As of March 31, 1997, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The most significant source of internal liquidity is the Company's net working capital. One additional possible source of long term liquidity could be the sale of the idle production facility, which is presently being leased to third parties. Although the Company is not relying on or pursuing the sale of this facility as a source of liquidity, the Company's short and long-term liquidity would materially increase upon such a sale. In regard to this facility, there is some indication that in the latter part of calendar 1997 certain leases may not be renewed. Advance planning to locate new tenants is already underway. The Company continues to lease a portion of its operating facility and is in negotiations with the primary tenant to increase its square footage.

The Company has established a capital expenditure budget of approximately $1,813,000 for the fifteen month period April 1, 1996 through June 30, 1997. To date, capital expenditures of $1,477,000 have been made. These funds are being primarily used to purchase new and refurbish existing equipment. The Company anticipates financing these assets through internally generated funds and through the use of debt financing. During the current fiscal year, the Company borrowed $805,000 of long-term debt to finance a portion of the $1,813,000 capital budget. The note for $805,000 is dated December 31, 1996 with a term of 60 months, at a variable interest rate equal to the average weekly yield of 30 day Commercial Paper, plus 2.10% and is secured by specific machinery and equipment.

During the first quarter ended September 30, 1996, the Company repurchased 80,000 shares of common stock at a cost of $407,000. This repurchase was to offset the dilution caused by stock issuances under the Company's stock purchase plan and under outstanding options. The Company received approval from the Bank prior to the repurchase of 80,000 shares of common stock during the current fiscal year. The Company has no present intentions to repurchase more stock in the current fiscal year.



Results of Operations

Quarter

Net sales decreased $1,159,000 or 16% in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. In the third quarter of fiscal 1996 sales increased $2,522,000 or 56%, 22% of this increase was a result of increased sales from a single customer. This increase in sales did not continue in the fourth quarter of fiscal 1996 nor did this volume to one customer recur in the third quarter of fiscal 1997. The loss of the Confoco business only accounted for $252,000 of lost net sales between quarters. Most of the adverse sales impact of the lost Confoco business incurred in the first two quarters of fiscal 1997. Other revenue decreased $65,000 as a result of a non-recurring refund in 1996 of $132,000 from the State of California Superfund for the clean-up of underground storage tanks.

Cost of sales for the quarter ended March 31, 1997 increased from 90.4% to 91.5% of net sales. The overall margins for the third quarter of fiscal 1997 were slightly lower than the third quarter of fiscal 1996 as a result of decreases in overall prices due to the change in the sales mix. Overall prices were lower in fiscal 1997, but the margins between years remained comparable as a result of the higher overhead absorption due to the increased production in the third quarter of fiscal 1997.

Selling, general and administrative expenses decreased $51,000 or 9% in the third quarter of fiscal 1997. This change is a composite of a decrease in expenses as a result of not incurring the costs related to the Storm Damage in fiscal 1996 and increases in travel expenses and consulting fees related to the strategic planning process which was incurred in fiscal 1997.

Interest expense was very comparable between quarters. Interest expense for the fourth quarter should be higher than fiscal 1996 as a result of the long-term debt borrowing of $805,000 and increased borrowings on the line of credit as a result of the higher inventory levels.

Year-to Date

Net sales decreased $2,071,000 or 10% in the nine months ended March 31, 1997. The loss of the sales of Confoco products accounted for $1,974,000 of this net sales decline. Other income decreased $53,000 during the comparative nine month period as a result of the net change between periods of non-recurring income.

Cost of sales as a percent of net sales decreased from 90% as of March 31, 1996 to 88.9% as of March 31, 1997. The increase in the comparative margins is a result of the increased production volume and the related overhead absorption during the nine months ended March 31, 1997.

Selling, general and administrative expenses increased $104,000 or 7% in the nine months ended March 31, 1997. This increase is a result of higher expenses in the following areas: consultants for our strategic plan, travel expenses and increased salaries(new regional sales manager).

Interest expense decreased $73,000 as a result of our lower average borrowings on the line of credit during the nine months ended March 31, 1997. Interest expense for the fourth quarter should increase as a result of the long-term debt borrowing of $805,000 and increased borrowings on the line of credit as a result of the higher inventory levels.

PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no material legal proceedings pending.

Item 2.   Changes in Securities

          The Company's revolving line of credit agreement with its Bank dated( November 1, 1996), includes a covenant which prohibits the declaring or paying of any dividend or distribution in either cash, stock or any other property on the Company's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire shares of any class of the Company's stock now or hereafter outstanding, without the prior approval by the Bank. The Company received approval from the Bank prior to the repurchase of 80,000 shares of common stock during the current fiscal year.



Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the period covered by this report.


Item 5.   Other Information

          Confoco Representation Agreement

          Effective July 1, 1996, the representation agreement with Confoco, Inc., for the sale of low moisture banana and pumpkin flakes terminated. Confoco, Inc., has consolidated the sales and marketing of its products internally. From July 1, 1995 through March 31, 1996 the Company recorded sales of $1,974,000 of Confoco products with a gross profit of $294,000. Under the Company's agreement with Confoco, for the two years from the date of termination the Company is prohibited from distributing in the United States, Canada and Mexico, banana products similar to those currently being sold.



Item 6.   Exhibits & Reports on Form 8-K

          a.   Exhibits  -  none

               (27) Financial Data Schedule (by electronic filing only)

          b.   Reports on Form 8-K  -  none

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               VACU-DRY COMPANY


Date: May 13, 1997                 (Gary L. Hess)
                                   _______________________
                                   Gary L. Hess, President

Date: May 13, 1997                 (Tom Eakin)
                                   _______________________
                                   Tom Eakin, VP, Finance