Form 10-K
period 1997-06-30
VACU DRY CO
filed 1997-09-29
CIK 102588

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-K
          Annual Report Pursuant to Section 13 or 15(d)
       X   of the Securities Exchange Act of 1934.
           For the fiscal year ended June 30, 1997.

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the transition period from_______ to _______.

                        VACU-DRY COMPANY
     (Exact name of registrant as specified in its charter)

                  Commission File Number 01912

(State of Incorporation)                 (IRS Employer Identification Number)
     California                                     94-1069729

(Address of principal executive offices)              (Zip Code)
7765 Healdsburg Ave., Sebastopol, California           95472

Registrant's telephone number, including area code: 707/829-4600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        (Title of Class)
                   Common Stock, No Par Value

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

On September 8, 1997 nonaffiliates of the Registrant held voting stock with an aggregate market value of $8,419,130 based upon the average of the high and low prices of such stock on such date.

As of September 8, 1997, there were 1,642,757 shares of common stock, no par value, outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE
                -----------------------------------
The Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

                             Part I

Item 1. Business

     GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------
     Vacu-dry Company (the Company), incorporated in California in 1946, is engaged in the business of the development, production and marketing of fruit products. The Company's products include low moisture and evaporated fruits, bulk apple juice, apple juice concentrate, private label drink mixes and low moisture food for the food storage market. Sales are worldwide, but principally to manufacturers in the United States and Canada.

     The Company has been engaged in the production of low moisture fruits since 1933. Through drying processes, the moisture in apples is reduced from original levels of 85%- 90% to as low as 2%. In addition the Company purchases other fruits such as apricots, dates, peaches, prunes and other varieties of fruit which have been partially dried and further reduces the moisture in these fruits to levels of approximately 3%. The resultant low moisture products are much lighter in weight and less bulky than their raw, canned or frozen counterparts. Because of their extreme dryness, low moisture fruit products require no refrigeration or other special storage conditions. Other advantages include: consistent product quality, economical packaging and convenience in handling and use.

     As disclosed in Note 1 of the Footnotes to the Financial Statements, the sales from the Representation Agreement with Confoco terminated effective July 1, 1996. The Company has another representation agreement to sell dried fruit products produced by a California company. This agreement expires on November 3, 1997.

     INDUSTRY SEGMENT INFORMATION
     ----------------------------
     The Company competes in a single industry segment within the food industry, all assets held are supportive of efforts to compete in that segment.

     NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------
     The low moisture food industry in the United States is very small, with only a few processors engaged in the dehydration of fruits to low moisture levels (2% to 5% moisture).

     The  Company has one major domestic competitor  in  the  low
     moisture  and  evaporated   business.   Numerous  processors
     compete in the business of producing bulk apple juice and concentrate.

     The Company's products are primarily sold through brokers to the major food processors, bakery, food storage and food service markets and to federal and state institutions.

     In terms of volume, apples represent the major fruit handled by the Company. The Company's production facility is designed to process fresh fruit in addition to partially (evaporated) dried fruits or vegetables. The sources of raw material supply are individual apple growers and in emergencies by other dried apple processors. The majority of the Company's raw apple supply comes from California. In some years, due to crop conditions, the percentage of fruit purchased from out-of-state sources may increase. In those years, the Company incurs increased costs due to additional freight. The Company strives to reflect such cost increases in selling price adjustments, but if unsuccessful, will absorb such costs.

     Other important fruits, including peaches, apricots and prunes, are obtained principally from dried fruit packing houses in California. Supplies of these fruits are expected to be sufficient to meet the needs of our regular customers. For other supplies, including cans and packaging materials, the Company draws from a number of vendors and expects that adequate supplies will be available.

     The business of producing evaporated apples, bulk apple juice and concentrate is seasonal, beginning in August and usually ending in March or April. In fiscal 1998, the Company is changing its production plan and as a result, production will be compressed into a shorter period of months.

     Inventories of fresh and dried apples, packaging materials and finished goods as of June 30, 1997, were approximately 21% of annual net sales. The Company experiences a normal seasonal increase in inventories and related short-term borrowings during the second and third quarters of the fiscal year.

     The Company's three largest customers accounted for approximately 22% of gross sales in 1997. One of these customers A. Sturm & Sons accounted for more than 10% of gross sales in 1997. The loss of any one or more of these customers could have a material adverse effect on the Company.

     The dollar amount of order and contract backlog believed to be firm as of September 1, 1997, September 1, 1996 and September 1, 1995 is $10,186,000, $8,558,000 and $9,913,000
     respectively. The backlog as of September 1, 1996 excludes the Confoco orders. Of the backlog for September 1, 1995, Confoco orders and contracts represented $1,378,000 of the
     total.   The  backlog  of orders is expected  to  be  filled
     within the related fiscal year. The dollar value of backlog varies during the year, with the peak occurring during the September through December period.

     The  Company  holds  the  following  trademarks:   Vacu-dry,
     Apple Munchies, Noah's Ark, Fruit Galaxy, Perma-Pak
     and  Pantri  Reserve.   Trademark  sales,  account  for  the
     majority of the Company's total sales.  Vacu-dry and  Perma-
     Pak are the predominant trademarks listed above.

     For information on research and development expenditures, see Note 11 to the Financial Statements.

     The  Company  has complied with all governmental regulations
     regarding  protection  of  the  environment.   No   material
     capital   expenditures  are  anticipated  for  environmental
     control facilities during the next fiscal year.

     The Company employs an average of approximately 250 persons. This number varies throughout each year and increases during periods of high production. Of the 250 employees, approximately 200 are represented by the General Truck Drivers, Warehousemen and Helpers Union, Local #624. The union employees are presently covered by a signed contract.

     EXPORT SALES
     ------------
     The Company's export sales can vary greatly between years, depending upon foreign crop conditions and relative exchange rates. The amount of the Company's export sales for 1997, 1996 and 1995 were $2,536,000, $2,498,000 and $1,480,000 respectively.

Item 2. Properties

     The   principal  administrative  offices  are   located   in
     Sebastopol, California. Approximately 4,130 square feet of office space are leased through February 1999. At the end of the term, the lease reverts to month to month.

     The Company owns 15 acres of land and approximately 95,000 square feet under roof at 1365 Gravenstein Hwy So., Sebastopol, California. This facility (formerly described as Plant #1) was used for the dehydration of fruits to low moisture, prior to the consolidation of this operation into the main processing plant (formerly described as Plant #2), located at 2064 Gravenstein Hwy No., Sebastopol, California. As of June 30, 1997, the Company has leased approximately 78,000 square feet of this facility. The Company has leased all of the available space (under roof), other than the Research & Development area. The Company has no debt associated with this facility.

     The Company owns 66 acres of land and approximately 298,000 square feet under roof at 2064 Gravenstein Hwy. No., Sebastopol, California. As of June 30, 1997, this facility is the Company's only active processing plant. The buildings include facilities to; process fresh apples into dried products, bulk apple juice and concentrate, in addition to dehydrating by continuous air drying and vacuum drying of apples and other fruits, warehouse space, cold storage, and office accommodations. The Company has leased approximately 51,500 square feet of excess warehouse space through December 1997 and approximately 23,750 square feet of land through May 1998.

     The  production operations functioned at approximately  118%
     of the single shift capacity.


Item 3. Legal Proceedings

     The Company has no material legal proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the last quarter of the year ended June 30, 1997.

                            Part II

Item  5.  Market  for the Registrant's Common Stock  and  Related
Security-Holder Matters

The  Company's  shares are traded on the Nasdaq National  Market.
The Company's Nasdaq symbol is VDRY.

The quarterly high and low prices for the last two fiscal years were as follows:

               Quarter Ending      Low Bid        High Bid

                 9/30/95            4-5/8          5-3/4
                12/31/95            4-5/8          5-3/4
                 3/31/96            4              6-1/4
                 6/30/96            4-1/4          5-3/4
                 9/30/96            4-7/8          5-1/4
                12/31/96            4-7/8          5-1/2
                 3/31/97            5              5-1/2
                 6/30/97            4-3/8          5

The above quotations were obtained from the Nasdaq monthly statistical reports.

On September 8, 1997, the approximate number of holders of common stock was 733. On that date, the average of the high and low price per share of the Company's stock was $5.125. This price does not include dealer mark-ups, mark-downs or commissions.

In the fourth quarter of fiscal 1994 and in the first three quarters of fiscal 1995, the Company declared a $.05 per share dividend. On April 27, 1995, as a result of the decline in sales and earnings, the Board of Directors suspended the quarterly dividends. The Company's loan agreement with its bank includes a Negative Covenant regarding the declaring or paying of a dividend in cash, stock or any other property. This covenant would need to be waived prior to the declaration of a dividend. At this time the Company does not intend to reinstate a cash dividend plan.

Item 6. Selected Financial Data

                                        YEAR ENDED

                         June 30,   June 30,   June 30,     June 30,   June 30,
                          1997        1996       1995        1994       1993

                               (In  thousands  except  per  share amounts)

Net  sales              $23,798    $26,533    $21,438     $27,773     $26,770

Earnings before
 income taxes              $749       $651       $287      $1,887      $1,791

Net  earnings              $517       $434       $195      $1,174      $1,075

Earnings per
   common share            $.31       $.25       $.11        $.70        $.65

Weighted average common
  shares and equivalents
   outstanding            1,648      1,704      1,701       1,669       1,664

Total  Assets           $14,576    $13,587    $15,335     $14,929     $13,210

Long-term debt          $ 1,808    $ 1,628    $ 2,105     $  2,585    $ 2,404

Cash dividends per
   common share         $    --    $    --    $   .15     $    .05    $   --

Item   7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition continues to be strong although the increase in inventories and the increased capital expenditures in fiscal 1997 offset some of the positive cash flow from fiscal 1996. The Company's current ratio declined slightly from 2.6 as of fiscal 1996 to 2.4 as of fiscal 1997. During fiscal 1997, the Company borrowed $805,000 of long-term debt to finance a portion of the $1,338,000 of capital expenditures. In addition the Company repurchased 80,000 shares of stock at a total cost of $407,000. As a result, the Company's debt to equity ratio increased from .56 as of fiscal 1996 to .65 as of fiscal 1997.

Because the Company's operations are subject to seasonality, the Company's liquid resources fluctuate annually in a manner which changes very little from year to year. The Company experiences a normal seasonal decrease in production in April. Inventories and related short-term borrowing are usually at their peak at this time. The slowdown in production normally extends through July and corresponds to the availability of raw fruit on an affordable basis. The Company's inventory ordinarily decreases during the period beginning in May and ending in October, which creates a corresponding increase in liquidity. In fiscal 1998 the Company is forecasting a change in the normal production period. This change will increase inventories in the first six months of the fiscal year. The Company has arranged with its Bank to finance this increase if needed with an increase in the available short-term borrowing.

The   most  significant  internal  source  of  liquidity  is  the
Company's net working capital, which during fiscal 1997, increased slightly to $4,232,000. The Company's largest external source of liquidity is a $3,500,000 revolving line of credit provided by a bank at the Bank's prime lending rate. As of June 30, 1997, the Company had $2,146,000 of available funds on this revolving line of credit. This compares with $2,674,000 of available funds on the $3,500,000 revolving line of credit as of June 30, 1996. As of June 30, 1997, the Company was in
compliance with all covenants and restrictions related to its outstanding debt. The Company's loan agreement with its bank includes a Negative Covenant regarding the declaring or paying of a dividend in cash, stock or any other property without the prior approval by the Bank.

The Company has established a capital expenditure budget of approximately $532,000 for the 1998 fiscal year. These funds will primarily be used to purchase new and refurbish existing equipment related to the manufacturing operations. The Company anticipates financing these expenditures through internally generated funds.

The Company has been successful in leasing all of the idle facility other than the portion occupied by Product Development. A major tenant, that accounted for 38 percent of rental income in fiscal 1997, has informed the Company they will not renew their lease which expires in November of 1997. The Company is working hard to obtain a replacement tenant without a loss of income. If a tenant is not found the Company will lose $17,000 per month in lease income. The Company continues to lease a portion of its operating facility and is in negotiations with the primary tenant to increase their square footage.

The Company anticipates that profitable operations and debt financing will satisfy the Company's future liquidity and capital needs. However, the Company will utilize future private or public financing if interest rates rise or if the Company's growth prospects require additional funds for operations.


The Company believes its existing revolving line of credit limit of $3,500,000 may need to be increased as a result of the new production schedule and the related increase in inventories during the peak production activity. The Company has discussed this increase with its Bank and does not anticipate any problems in finalizing this increase at the November 1st renewal.


RESULTS OF OPERATIONS

Net sales: The Company's sales are dictated by the competitive environment, customer demands and consumer preferences. Sales volume between years can be affected by one or more of these factors. Net sales for fiscal 1997 decreased $2,735,000 or 10%. This decrease was primarily a result of the loss of the Confoco banana and pumpkin sales, which accounted for $2,478,000 of fiscal 1996 sales. The Confoco sales representation agreement was terminated as of June 30, 1996 (See Note 1 of the Footnotes to the Financial Statements). Net sales for fiscal 1996 increased $5,095,000 or 24%. This increase was primarily a result of higher volume sales (67%) combined with an increase in the average unit price (33%). The unit price increases were a direct result of the increased raw material costs. Evaporated and low moisture fruit categories increased substantially while sales of banana flakes and other Confoco products decreased $973,000.

Other revenue: In fiscal 1997 other revenue decreased $50,000 or 7%. This decrease was due primarily to a decrease in nonrecurring items that were partially offset by an increase in net rental income of $96,000. During fiscal 1996 this category increased $430,000 or 169%, principally as a result of the receipt of two non-recurring items totalling $313,000. Net rental income also
increased an additional $134,000 during fiscal 1996.   In fiscal
1995 this category was comprised mainly of net rental income of $217,000.

Cost of sales: As a percentage of net sales, cost of sales decreased slightly in fiscal 1997 to 89% as compared to 91% in 1996 and 90% in 1995. This decrease is a result of the increased production volume and the resultant increase in overhead absorption. The increase in fiscal 1996 was a direct result of the small worldwide apple crop and the resultant higher raw material costs. As disclosed in Note 2 of the Footnotes to the Financial Statements, the liquidation of certain LIFO inventories in fiscal 1996 resulted in a reduction of cost of sales of $642,000.

Selling, general and administrative expenses: Expenses in fiscal 1997 increased $27,000 or 1%. In fiscal 1996 these expenses increased $376,000 or 21%. The reason for the increase in fiscal 1996 is primarily due to the lower than normal expenses in fiscal 1995 as a result of the reduction in expenses from the receipt of a workers compensation dividend of $257,000 and a $96,000 credit from the reduction in the SAR liability (as a result of the lower stock price).

Interest expense: In fiscal 1997 interest expense declined $26,000 or 9%. The decline in the weighted average borrowings and the decline in the weighted average interest rate on the line of credit more than offset the increase in interest expense as a result of the increase in long-term debt. The decline in fiscal 1996 interest expense of 23% is a result of lower total borrowing (term debt decreased $542,000 and average borrowings under the line of credit decreased $518,000).

Item 8. Consolidated Financial Statements and Supplementary Data

     See Index at Item 14 for information required by this item.

Item 9. Disagreements on Accounting and Financial Disclosure

     None

                            Part III
Item 10. Directors and Executive Officers of the Registrant

     Information with respect to this item is contained in the Registrant's 1997 Proxy Statement under the heading
     "Election of Directors," which information is incorporated herein by reference.

     Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company as of September 8, 1997:

     Name                    Age                 Position

     Gary L. Hess             45                 President and Chief
                                                   Executive Officer

     Esther K. Castain        59                 Secretary and
                                                  Manager of Employee Relations

     Thomas R. Eakin          43                 Vice President,Finance


     Ralph A. Sceales         59                 Vice President,Operations

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

     Mr. Eakin joined the Company in 1983. For the past ten years he has been Vice President, Finance, and Chief
     Financial Officer.

     Mr. Sceales joined the Company in 1975.  He has been Vice
     President, Operations, since August 1990. For more than six years prior thereto he was Director of Operations of the Company.

Items 11, 12 and 13

The information required by items 11, 12 and 13 will be included in the definitive Proxy Statement for Registrant's 1997 Annual
Meeting of Shareholders or in an amendment to the Form 10-K under cover of Form 8. The information required in this Part III will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year.

                            Part IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

     (a)  Documents filed as part of this Report:

          1.   Financial Statements:                                Page No.

               Report of Independent Public Accountants                12

               Statement of Earnings for the Years Ended               15
                  June 30, 1997, June 30, 1996 and June 30, 1995

               Balance Sheets -- June 30, 1997 and June 30,1996      13-14

               Statements of Changes in Shareholders' Equity for       16
               the Years Ended June 30, 1997, June 30, 1996 and
                  June 30, 1995.

               Statements of Cash Flows for the Years Ended            17
                  June 30, 1997, June 30, 1996 and June 30, 1995.

               Notes to Financial Statements.                        18-28

          2. Financial statements and schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes thereto.

            3.    Exhibits:
                                                                   Page No.
                 See Exhibit Index                                    30

     (b) No reports on Form 8-K were filed during the last quarter of the year ended June 30, 1997.

                        VACU-DRY COMPANY

                      FINANCIAL STATEMENTS
                  AS OF JUNE 30, 1997 AND 1996
                     TOGETHER WITH REPORT OF
                 INDEPENDENT PUBLIC ACCOUNTANTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Vacu-dry Company:

We have audited the accompanying balance sheets of Vacu-dry Company (a California corporation) as of June 30, 1997 and 1996, and the related statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vacu-dry Company as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




San Francisco, California,
August 13, 1997

                        VACU-DRY COMPANY
              BALANCE SHEETS-JUNE 30, 1997 AND 1996


                                                1997        1996
                   ASSETS

CURRENT ASSETS:
Cash                                          $283,000     $214,000

Accounts receivable, less allowances for
uncollectible accounts of $63,000 and
$61,000 in 1997 and 1996, respectively       1,567,000    2,684,000

Income tax receivable                           70,000            0

Inventories, less LIFO reserves of $2,180,000
and $2,114,000 in 1997 and 1996,
respectively                                 5,055,000    3,430,000

Prepaid expenses                               131,000      116,000

Current deferred income taxes                  239,000      225,000
                                             _________    _________
        Total current assets                 7,345,000    6,669,000
                                             _________    _________
PROPERTY, PLANT AND EQUIPMENT:
Land                                           231,000      231,000
Buildings and improvements                   6,570,000    6,455,000
Machinery and equipment                     11,059,000   10,118,000
Construction in progress                        77,000      245,000
                                            __________   __________
     Total property, plant and equipment    17,049,000   17,937,000

Accumulated depreciation                   (10,706,000) (10,131,000)
                                            __________   __________
        Net property, plant and equipment    7,231,000    6,918,000
                                            __________   __________

        Total assets                       $14,576,000  $13,587,000
                                            ==========   ==========

      The accompanying notes are an integral part of these statements

                        VACU-DRY COMPANY
               BALANCE SHEETS--JUNE 30, 1997 AND 1996

    LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Borrowings under line of credit                $1,354,000   $826,000

Current maturities of long-term debt              557,000    415,000

Accounts payable                                  490,000    678,000

Accrued payroll and related liabilities           539,000    476,000

Accrued expenses                                  173,000    138,000
                                                  _______    _______

        Total current liabilities               3,113,000  2,533,000


LONG-TERM DEBT, net of current maturities       1,808,000  1,628,000


DEFERRED INCOME TAXES                             826,000    748,000

SHAREHOLDERS' EQUITY:
Preferred stock:   2,500,000 shares                     0          0
authorized; no shares outstanding
Common stock:   5,000,000 shares authorized,
no par value; 1,642,757 and 1,713,354 shares    3,635,000  4,001,000
outstanding in 1997 and 1996, respectively
Retained earnings                               5,194,000  4,677,000
                                                _________  _________

        Total shareholders' equity              8,829,000  8,678,000
                                                _________  _________

  Total liabilities and shareholders'equity   $14,576,000$13,587,000
                                               ========== ==========

     The accompanying notes are an integral part of these statements.

                              VACU-DRY COMPANY
                           STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995



                                   1997        1996        1995

REVENUE:
Net sales                      $23,798,000  $26,533,000 $21,438,000
Other                              635,000      685,000     255,000
                                __________   __________  __________
        Total revenue           24,433,000   27,218,000  21,693,000

COSTS AND EXPENSES:
Cost of sales                   21,258,000   24,142,000  19,270,000

Selling, general and             2,154,000    2,127,000   1,751,000
administrative

Interest                           272,000      298,000     385,000
                                   -------     --------     -------

  Total costs and expenses      23,684,000   26,567,000  21,406,000
                                ----------   ----------  ----------
Earnings before provision          749,000      651,000     287,000
for income taxes

PROVISION FOR INCOME TAXES         232,000      217,000      92,000
                                   -------      -------      ------

        Net earnings              $517,000     $434,000    $195,000
                                   =======      =======     =======

WEIGHTED AVERAGE COMMON SHARES
AND EQUIVALENTS                  1,647,723    1,703,968   1,700,912


EARNINGS PER COMMON SHARE           $.31        $.25        $.11


      The accompanying notes are an integral part of these statements.

                              VACU-DRY COMPANY
                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                   Common Stock              Total
                            Number             Retained   Shareholders'
                          of Shares   Amount   Earnings     Equity


BALANCE, JUNE 30, 1994   1,699,572 $3,933,000 $4,303,000   $8,236,000

Net earnings                     0          0    195,000      195,000

Dividends                        0          0   (255,000)    (255,000)

Issuance of common stock    13,658     99,000          0       99,000

Repurchase of common stock (15,200)   (96,000)         0      (96,000)
                            ------     ------    -------       ------
BALANCE, JUNE 30, 1995   1,698,030  3,936,000  4,243,000    8,179,000

Net earnings                     0          0    434,000      434,000

Issuance of common stock    15,324     65,000          0       65,000
                            ------     ------     ------       ------
BALANCE, JUNE 30, 1996   1,713,354  4,001,000  4,677,000    8,678,000

Net earnings                     0          0    517,000      517,000

Repurchase of common stock (80,000)  (407,000)         0     (407,000)

Issuance of common stock     9,403     41,000          0       41,000
                             -----     ------     ------      -------

BALANCE, JUNE 30, 1997   1,642,757 $3,635,000 $5,194,000   $8,829,000
                         =========  =========  =========    =========


      The accompanying notes are an integral part of these statements.

                              VACU-DRY COMPANY
                          STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                         1997      1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                          $517,000    $434,000    $195,000
  Adjustments to reconcile net earnings
to net cash provided by (used for)
operating activities:

Depreciation expense                 1,025,000     947,000     884,000
Loss on sale of assets                       0      20,000       6,000
Deferred income tax provision           64,000     (86,000)    308,000
  Changes in assets and liabilities:
Accounts receivable, net             1,117,000  (1,005,000)     (9,000)
Income tax receivable                  (70,000)    155,000    (117,000)
Inventories                         (1,625,000)  1,984,000    (637,000)
Prepaid expenses                       (15,000)     60,000    (110,000)
Accounts payable                      (188,000)    285,000    (767,000)
Accrued payroll and related liabilites  63,000     (50,000)    (72,000)
Accrued expenses                        35,000    (253,000)   (403,000)
                                        ------     -------     -------
                                       406,000   2,057,000    (917,000)
                                       -------   ---------     -------
 Net cash provided by (used for)       923,000   2,491,000    (722,000)
     operating activities              -------   ---------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                (1,338,000)   (470,000)   (867,000)
Proceeds from the sale of assets             0       8,000      13,000
                                       -------     -------      ------
        Net cash used for investing (1,338,000)   (462,000)   (854,000)
          activities                 ---------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the line of credit  8,030,000  11,002,000  11,324,000
Payments on line of credit          (7,502,000)(12,527,000) (9,253,000)
Proceeds from issuance-Long-term debt  805,000           0           0
Principal payments of long-term debt  (483,000)   (542,000)   (475,000)
Dividends paid                               0           0    (255,000)
Repurchase of common stock            (407,000)          0     (96,000)
Issuance of common stock                41,000      65,000      99,000
                                        ------      ------      ------
        Net cash provided by (used     484,000  (2,002,000)  1,344,000
          for) financing activities    -------   ---------   ---------
NET INCREASE (DECREASE) IN CASH         69,000      27,000    (232,000)
CASH AT BEGINNING OF YEAR              214,000     187,000     419,000
                                       -------     -------     -------
CASH AT END OF YEAR                   $283,000    $214,000    $187,000
                                       =======     =======     =======
SUPPLEMENTAL DATA:  Cash paid for:
Interest                              $264,000    $309,000    $371,000
Income taxes                           381,000     316,000     158,000
      The accompanying notes are an integral part of these statements.

                        VACU-DRY COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997

  1.NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                            POLICIES:

Vacu-dry Company (the Company) is engaged in the business of the development, production and marketing of fruit. The Company's products include low moisture fruits, bulk apple juice, apple juice concentrate, private label drink mixes and low moisture food products, which are sold to manufacturers principally in the United States and Canada.

The Company competes in a single industry segment within the food industry. The low moisture food industry in the United States is comparatively small, with only a few organizations engaged in the dehydration of fruits to low moisture levels. The Company has one major direct competitor in the low moisture and evaporated business. Numerous processors compete in the business of bulk apple juice and concentrate.

Effective July 1, 1996, a representation agreement with Confoco, Inc. (Confoco) for the sale of low moisture banana and pumpkin flakes terminated. For the years ended June 30, 1996 and 1995, the Company recorded gross profit on Confoco products of $368,000 and $562,000, respectively. Under the Company=s agreement with Confoco, for two years from the date of termination, the Company is prohibited from distributing banana products to those customers in the United States, Canada and Mexico that currently purchase Confoco's products from the Company.

The Company's three largest customers accounted for approximately
22 percent of net sales in 1997.

Inventories

Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market (Note 2).

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method based upon the estimated useful lives of the assets as follows:

Buildings and improvements      10 to 40
                                   years
Machinery and equipment          3 to 15
                                   years

Improvements that extend the life of the asset are capitalized;
other maintenance and repairs are expensed. The cost of maintenance and repairs was $936,000 in 1997, $856,000 in 1996 and $982,000 in 1995.

Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to compute deferred taxes based upon the amount of taxes payable in future years after considering changes in tax rates and other statutory provisions that will be in effect in those years.

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards.

Revenue

The Company recognizes revenue upon shipment of the product.

Stock-Based Compensation

The Company accounts for its stock-based compensation under APB
Opinion No. 25, which allows an entity to account for stock-based compensation using the intrinsic-value-based method.

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

New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, AEarnings Per Share,@ and SFAS No. 129, ADisclosure of Information about Capital Structure.@ The requirements of both SFAS No. 128 and SFAS No. 129 will become effective for the Company during the year ending June 30, 1998. If SFAS No. 128 had been applied by the Company during 1997, 1996 and 1995, the basic income per share and diluted income per share would have remained unchanged as reported in the Statement of Earnings 1at $.31, $.25 and $.11, respectively. SFAS No. 129 will not have a material impact on the Company=s financial statement disclosures.

2.INVENTORIES:


Inventories at June 30 consist of the following (LIFO cost):

                              1997       1996

Finished goods             $4,208,000  $2,757,000

Work in process               291,000     233,000

Raw material and containers   556,000     440,000
                              -------     -------
Total                      $5,055,000  $3,430,000
                            =========   =========

During 1996, the Company liquidated certain LIFO inventories that were carried at lower costs prevailing in prior years. The effect of this liquidation was to increase earnings before income taxes by $642,000 (a $384,000 increase in net earnings, or an increase of $.23 per share).

3.  BORROWINGS UNDER LINE OF CREDIT:

Borrowings under the line of credit are secured by inventory and accounts receivable. Interest accrues monthly at the bank's prime lending rate. The line of credit is renewed annually on November 1.

                              1997        1996

Balance at June 30        $1,354,000    $826,000

Maximum amount available

 Under the line of credit $3,500,000  $3,500,000

Average borrowings          $982,000  $1,096,000

Maximum borrowings        $3,160,000  $2,351,000

Interest at                  Prime     Prime

Interest rate at June 30     8.50%     8.25%

Weighted average interest    8.32%     8.52%
rate

In accordance with the covenants of the revolving line of credit note with the Company's bank, the Company will not, without prior written consent of the bank, declare or pay any dividend or distribution either in cash, stock or any other property on the Company's stock now or hereafter outstanding with the exception of a $.05 per share quarterly dividend declared in fiscal 1994 and paid in fiscal 1994 and 1995. No dividends were declared in fiscal 1997 or 1996. Among the restrictions under the line of credit are provisions that require the Company to maintain certain financial ratios. The Company was in compliance with these financial restrictions.

4.  LONG-TERM DEBT:

Long-term debt consists of the following:

                                             1997        1996

Note payable:  five-year consolidation
note, interest at prime (8.5 percent at
June 30, 1997) plus 0.375 percent,
interest and principal due monthly,         $267,000    $467,000
maturing in September 1998, secured by
accounts receivable, inventory, equipment and fixtures

Note payable:  seven-year consolidation
note, interest at prime (8.5 percent at
June 30, 1997) plus 0.375 percent,
interest and principal due monthly,        1,361,000   1,576,000
maturing in September 2000, secured by
accounts receivable, inventory, equipment and fixtures

Note payable:  five-year note, interest at
the yield of 30-day commercial paper
(5.63 percent at June 30, 1997) plus
2.1 percent, interest and principal due      737,000           0
monthly, maturing December 2001, secured
by equipment                                ---------   --------

Total                                       2,365,000  2,043,000

Less:  Current maturities                    (557,000)  (415,000)
                                              -------    -------
Long-term debt                             $1,808,000 $1,628,000
                                            =========  =========

Maturities of long-term debt are as follows:

Year Ending
  June 30

    1998       $557,000
    1999        435,000
    2000        381,000
    2001        897,000
    2002         95,000
                -------
    Total    $2,365,000

5.INCOME TAXES:

The following is a summary of the Company's provision for income taxes:

                 1997     1996     1995

Current:
Federal       $257,000 $259,000 $(155,000)

State           39,000   44,000         0

Deferred       (64,000) (86,000)  247,000
               -------  -------   -------
Provision     $232,000 $217,000   $92,000
               =======  =======    ======

A reconciliation of the income tax provision to the expected provision at the federal statutory income tax rate is as follows:

                        1997    %     1996    %      1995    %

Provision at federal
statutory rate        $253,000  34% $221,000  34%   $98,000  34

State taxes, less
federal tax benefit     47,000   6    41,000   6     17,000   6

Tax credits and other  (68,000) (9)  (45,000) (7)   (23,000) (8)
                        ------  --   -------  --     ------  --
Total provision       $232,000  31% $217,000  33%   $92,000  32%
                       =======  ==   =======  ==     ======  ==

Temporary differences that gave rise to deferred tax assets and liabilities for 1997 and 1996 were as follows:

                                  1997      1996

Deferred tax assets:
Employee benefit accruals        $145,000   $139,000

Tax credit carryforwards           65,000    127,000

Unicap and inventory reserves     119,000    106,000

State income taxes                  1,000     15,000

Other                              25,000     11,000
                                  -------    -------
  Total deferred tax assets       355,000    398,000
                                  -------    -------
Deferred tax liabilities:
Depreciation                     (892,000)  (875,000)

Property taxes                    (50,000)   (46,000)
                                   ------     ------
  Total deferred tax liabilities (942,000)  (921,000)
                                  -------    -------
                                $(587,000) $(523,000)
                                  =======    =======
At June 30, 1997, the Company has state tax credit carryforwards of $99,000 to offset future state taxable income. These credits expire in 2004 and 2005.

6.  STOCK APPRECIATION RIGHTS PLAN:

The Company has a stock appreciation rights (SAR) plan as an incentive for key employees. Under the SAR plan, key employees are granted rights entitling them to market price increases in the Company's stock. At June 30, 1997 and 1996, 100,000 SARs were authorized. A summary of the outstanding SARs is as follows:
                    Rights
                  Outstanding
                  at June 30

Price per Right   1997   1996


     $2.69        4,950  5,350
      3.75        1,600  1,600
      4.31        1,500  1,500
      4.63        9,900 13,400
      5.63          200    200
      8.88        4,500  4,500
      9.63        3,000  3,000
                  -----  -----
                 25,650 29,550
                 ====== ======

The individual rights vest from the grant date as follows:

Year 1     0%       Year 4    60%
     2    20             5    80
     3    40             6   100

All rights are granted at fair market value at the date of grant. Rights generally vest over a period from the second to the sixth anniversary date of the grant. The SAR liability and expense or credit recorded annually is based on the market price of the Company's stock as of the balance sheet date. In 1997, 1996 and 1995, the Company decreased selling, general and administrative expenses by $4,000, $1,000 and $96,000, respectively, in order to reflect the lower SAR liability.

7.  EMPLOYEE STOCK PURCHASE PLAN:

The Employee Stock Purchase Plan enables substantially all employees to purchase shares of the Company's common stock at
85 percent of the market value on the first or last business day
of the quarterly offering period, whichever is lower.   A maximum
of 100,000 shares are authorized for issuance over the ten-year term of the plan that began on January 1, 1994. The following shares were issued under the term of the plan:

                    Average
          Shares     Price
          Issued    per Share

1997      9,403      $4.26
1996     15,324       4.25
1995     13,658       7.25

8.EMPLOYEE STOCK OPTION PLAN:

During 1996, the Board of Directors (the Board) approved a stock option plan (the Plan) for employees and nonemployee consultants covering 90,000 shares of common stock. The Plan includes incentive stock options (ISOs) and nonqualified stock options
(NSOs). Some of the terms and conditions of the Plan are different for ISOs and NSOs. The purchase price of each ISO granted will not be less than the fair market value of the Company's common shares at the date of grant. The purchase price of each NSO granted shall be determined by the Board in its absolute discretion, but in no event shall such price be less than 85 percent of the fair market value at the time of grant. NSO and ISO options granted are exercisable for ten years from the date of grant, and options are exercisable at the rate of at least 25 percent per year over four years from the date the option is granted.

At June 30, 1997 and 1996, 526 shares were available for granting further options, and options for 89,474 shares were outstanding at $5.00 per share. These options have a remaining life of nine years. At June 30, 1997 and 1996, 22,369 and 0 options were exercisable, respectively.

The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                   1997      1996      1995

Net income:
As reported      $517,000  $434,000  $195,000

Pro forma         472,000   389,000   N/A

Earnings per
share:
As reported          .31     .25      .11

Pro forma            .29     .23      N/A
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in 1996: weighted average risk-free interest rate of 6.61 percent; expected dividend yield of 0 percent; expected life of five years for the Plan options; expected volatility of 37.44 percent.

9.  OPERATING LEASES:

The Company leases office space and equipment. At June 30, 1997, future minimum rental payments are as follows:

Year Ending
  June 30

    1998      $237,000
    1999       207,000
               -------
      Total   $444,000
              ========

Rental expense under these leases was $244,000 in 1997, $249,000 in 1996 and $235,000 in 1995.

The Company has been leasing excess warehouse space, generating revenues of $537,000 in 1997, $441,000 in 1996 and $292,000 in
1995. These revenues are classified as other income in the statements of earnings. A single lease, which accounted for 38 percent of rental income in 1997, will expire in November 1997. The Company is in the process of seeking new tenants. The remaining leases have varying terms, which range from month-to-month to expiration dates through June 2000.

10.  RETIREMENT PLANS:

The Company has a contributory retirement savings and profit-sharing plan covering nonunion employees. The Company contributes one and one-half times the first 3 percent of employee contributions to the retirement savings plan. Profit-sharing contributions are derived using a specific formula based upon the Company's earnings. Company contributions to the retirement savings and profit-sharing plan are funded currently and were approximately $79,000 in 1997 and 1996, and $107,000 in 1995. The employer=s contributions for any fiscal year may not exceed the amount lawfully deductible by the Company under the provisions of the Internal Revenue Code.

The Company contributes to a defined contribution plan for employees covered by collective bargaining agreements. These contributions, funded currently, were $335,000 in 1997, $256,000 in 1996 and $306,000 in 1995.

11.  RESEARCH AND DEVELOPMENT:

The Company sponsors research activities relating to the development of new products and the improvement of existing products. The cost of such activities charged to expense was $321,000 in 1997, $269,000 in 1996 and $360,000 in 1995.

12.  RELATED-PARTY TRANSACTIONS:

The Company entered into an agreement with a member of the Board of Directors to provide consulting services to the Company during the 1997 fiscal year. The Company recorded an expense of $30,000 in fiscal 1997 related to this agreement, $18,000 of which was recorded as a prepaid expense in the fiscal 1996 financial statements.

13.  QUARTERLY RESULTS (Unaudited):

                       For the Year Ended June 30,
                                  1997

                 First     Second     Third      Fourth
                Quarter    Quarter   Quarter    Quarter      Total


Net sales     $6,043,000 $6,296,000 $5,894,000 $5,565,000  $23,798,000

Earnings (loss)
before income     69,000    636,000     51,000     (7,000)     749,000
taxes

Net earnings      42,000    382,000     27,000     66,000      517,000


Earnings per      $.03       $.23        $.02       $.03        $.31
common share

                        For the Year Ended June 30,
                                   1996

                  First      Second     Third      Fourth
                 Quarter    Quarter    Quarter    Quarter      Total


Net sales      $6,479,000 $6,772,000 $7,053,000 $6,229,000 $26,533,000

Earnings (loss)
before income      72,000    501,000    240,000   (162,000)    651,000
taxes
Net earnings       43,000    295,000    144,000    (48,000)    434,000
(loss)

Earnings (loss)
per common          $.03      $.17       $.08       $(.03)      $.25
share



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

                                          VACU-DRY COMPANY
                                              (Registrant)

       Date:  September 24, 1997              By:  /s/ Gary L. Hess
                                                 -------------------------
                                              Gary L. Hess, President & CEO

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURES                     TITLE                DATE
                                     President & Chief
       (a)   /s/ Gary L. Hess          Executive Officer      September 24,1997
            -----------------
              Gary L. Hess

       (b)  Directors:

            /s/Kenneth P. Gill                           September 25, 1997
            ------------------
            Kenneth P. Gill

            /s/ Ed Koplovsky                             September 24, 1997
            ----------------
            Ed Koplovsky

           /s/ Roger Mertz                               September 25, 1997
           --------------
           Roger Mertz

           /s/ Craig Stapleton                           September 26, 1997
           -------------------
           Craig Stapleton

           ----------------
           Donal Sugrue

       (c)  Principal Financial Officer
               and Accounting Manager:

           /s/ Thomas R. Eakin                            September 24, 1997
           -------------------
            Thomas R. Eakin      Chief Financial Officer

           /s/ Susan Medeiros                              September 24, 1997
           ------------------
            Susan Medeiros       Accounting Manager

                              VACU-DRY COMPANY
                        COMMISSION FILE NUMBER 01912

                                EXHIBIT INDEX

                      For the year ended June 30, 1997


          Exhibit                                                 Page No.
          Number   Document Description                        or(Annotation)
                                                                  Reference
           3. (a)  Articles of Incorporation                         (2)
              (c)  By-laws of Vacu-dry Company                       (4)

          10. (e)  Employment Agreement,
                     Gary L. Hess, March 14, 1996                    (5)
              (j)  Stock Appreciation Rights Plan                    (4)
              (k)  1996 Stock Option Plan                            (6)
              (i)  1993 Employee Stock Purchase Plan                 (7)

          11.      Computation of Per Share Earnings                  31

          23. (a)  Consent of Independent Public Accountants          33

          27. (a)   Financial Data Schedule                           32


               Incorporated by reference to the Company's:

              (2) Form 10-K for the year ended June 30, 1988
              (4) Form 10-K for the year ended June 30, 1992
              (5) Form 10-K for the year ended June 30, 1996
              (6) Form 10-K/A for the year ended June 30, 1996
              (7) Form S-8 Registration Statement No. 33-70870

          These exhibits are incorporated by reference to the Registrant's Annual Report, filed pursuant to Section 13 of the Securities and Exchange Act of 1934.