Form 10-Q
period 1997-09-30
VACU DRY CO
filed 1997-11-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                      FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15(d) X of the Securities Exchange Act of 1934.

           For the quarterly period ended September 30, 1997 or


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


                             Not-Applicable
-----------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: __X__   NO:____


As of November 12, 1997, there were 1,644,538 shares of common stock, no par value, outstanding.

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISK AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1997.

The financial statements herein presented for the quarters ended September 30, 1997 and 1996, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented, are of a normal recurring nature.

Liquidity and Capital Resources

Because the Company's operations are seasonal, the Company's liquid resources normally fluctuate during the year in a way that changes very little from year to year. The inventory and accounts payable balances are normally at their lowest level as of the end of the fiscal year and their highest level as of the end of the second quarter. This seasonal increase in the accounts payable balance results in a temporary increase in the Debt to Equity ratio. Normally during the first quarter of the fiscal year the inventory levels increase as a result of the beginning of the production season. During the current fiscal year, the Company is changing its normal production period. The Company anticipates this will increase comparative inventories during the first six months of fiscal 1998. The Company has arranged with its Bank to finance this increase if needed with an increase in the revolving line of credit. As a result of this increase in production volume in the first quarter, inventories were significantly higher than a year ago. This difference was partially due to the fact the inventory level at September 30, 1996, was one of the lowest levels in years. Net working capital remained relatively constant at $4,332,000 as compared to the June 30, 1997 level of $4,232,000. The increase in the accounts receivable and inventory balances were funded by the increase in accounts payable. With the increased profits and reduced capital expenditures, the Company's excess cash was used to paydown $486,000 on the line of credit.

The Company's liquidity resources are obtained from external and internal sources. The Company's largest external source is a revolving line of credit provided by a bank at the Bank's prime rate. The most significant source of internal liquidity is the Company's net working capital. The Company has a revolving line of credit limit of $3,500,000 secured by inventory and accounts receivable. As of September 30, 1997, the Company had $2,632,000 of available funds under the line of credit. As of September 30, 1996 the Company did not have any borrowings outstanding on the line of credit. As of September 30, 1997, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The Company's loan agreement with its bank includes a negative covenant regarding the declaring or paying of a dividend in cash, stock or any other property without the prior approval by the bank.


The Company has established a capital expenditure budget of approximately $532,000 for the 1997-1998 fiscal year. These funds will primarily be used to purchase new and refurbish existing equipment. The Company anticipates financing these assets through internally generated funds and through the use of debt financing.

Until recently, the Company has been successful in leasing all of its idle production facility other than a portion occupied by Product Development. A major tenant, that accounted for 38 percent of rental income in fiscal 1997, has informed the Company, they will not renew their lease which expires in November of 1997. The Company is actively pursuing a replacement tenant without the loss of income. The Company will lose $17,000 per month in lease revenue, until a replacement tenant is found. The Company continues to lease a portion of its operating facility and is in negotiations with the primary tenant to increase their square footage.

The Company anticipates that profitable operations and debt financing will satisfy the Company's future liquidity and capital needs. However, the Company will utilize future private or public financing if interest rates rise or if the Company's growth prospects require additional funds for operations.


Results of Operations

Net sales increased $165,000 or 2.7% in the first quarter of fiscal 1998. This increase was all a result of higher unit sales. Average unit prices dropped slightly.

Other revenue increased slightly from last year. Other revenue is comprised primarily of net rental income. If a replacement tenant is not found for the lease expiration described above, other revenue will be reduced by $17,000 per month beginning in November 1997.

Cost of sales as a percent of net sales decreased from 92% as of September 1996 to 90% as of September 1997. The decrease is a result of lower raw material costs. In addition the comparative net overhead expenses between quarters was lower in the current year.

Selling, general and administrative expenses increased $72,000 or 14.6% in the first quarter. This change is a result of increased travel, brokerage and professional fees.

Interest expense increased $21,000 as a result higher average short term borrowings and increased average long-term debt.

The effective income tax rate for the first quarter ended September 30, 1997 of 33%, is comparable to the effective tax rate for the year ended June 30, 1997. As of June 30, 1997, the Company has state tax credit carryforwards of $99,000 to offset future taxable income.

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



Item 6.           Exhibits & Reports on Form 8-K

                  a.       Exhibits
                             (27) Financial Data Schedule (by electronic
                                  filing only)

                  b.       Reports on Form 8-K  -  none

                                VACU-DRY COMPANY
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                             Three Months        Three Months
                                                 Ended              Ended

                                                9/30/97             9/30/96
REVENUES:

         Net sales                           $6,208,000           $6,043,000

         Other                                  153,000              148,000
                                             ----------           ----------
         Total revenue                       $6,361,000           $6,191,000
                                             ----------            ---------

COST & EXPENSES

         Cost of sales                        5,588,000           5,584,000

         Selling, general &
           administration                       566,000             494,000

         Interest                                65,000              44,000
                                              ---------           ---------
                                             $6,219,000          $6,122,000
                                              ---------           ---------


EARNINGS BEFORE INCOME TAXES                    142,000              69,000

PROVISION FOR INCOME TAXES                       47,000              27,000
                                                -------              ------

NET EARNINGS                                    $95,000             $42,000
                                                =======             =======


EARNINGS PER COMMON SHARE                          $.06                $.03
                                                   ====                ====


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                 1,642,776           1,675,120
                                              =========           =========



                            See notes to interim financial statements



                                VACU-DRY COMPANY
                                                                        Balance Sheets
                                                                         (Unaudited)
                                                                     (Dollars in thousands)
CURRENT ASSETS:            9/30/97    9/30/96     6/30/97     CURRENT LIABILITIES:                   9/30/97   9/30/96     6/30/97
                           -------    -------     -------                                            -------   -------     -------
Cash                          $232       $515        $283     Borrowings under line of credit           $868     $ -0-      $1,354

Accounts receivable          2,567      1,964       1,567     Current maturities of long-term debt       595      415          557

Other receivable                70         16          70     Accounts payable                         2,886    2,071          490

Inventories                  6,284      3,652       5,055     Accrued payroll & related liabilities      581      640          539

Prepaid expenses                92         96         131     Accrued expenses                           175       72          173

Current deferred taxes         239        225         239     Income taxes payable                        47        8          -0-
                           -------     ------      ------                                              -----   ------       ------
Total current assets        $9,484     $6,468      $7,345
                                                                     Total current liabilities        $5,152   $3,206       $3,113
                                                                                                      ------   ------       ------


Net property, plant &                                          LONG-TERM DEBT - Net of
equipment                    7,055      7,335       7,231           current maturities                 1,631    1,525        1,808
                                                                                                      -----     -----        -----

                                                               DEFERRED INCOME TAXES                     826      748          826
                                                                                                         ---      ---          ---



                                                               SHAREHOLDERS' EQUITY:

                                                                      Capital stock                    3,641    3,605        3,635
                                                                      Retained earnings                5,289    4,719        5,194
                                                                                                       -----    -----       -----

                                                                      Total shareholders' equity       8,930    8,324        8,829

                          _______     _______     _______      Total liabilities and                  ______   _______     _______
Total Assets              $16,539     $13,803     $14,576        shareholders' equity                $16,539  $13,803      $14,576
                          =======     =======     =======                                            =======  =======      =======


                                                See notes to interim financial statements



                                VACU-DRY COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996





CASH FLOWS FROM OPERATING ACTIVITIES:
                                                          1997           1996
                                                          ----           ----

Net earnings                                             $95,000        $42,000
                                                         -------        -------
Adjustments to reconcile net earnings to net cash provided by operating activities -

     Depreciation expense                                269,000        262,000

  Changes in certain assets & liabilities
     Receivables                                      (1,000,000)       704,000
     Inventories                                      (1,229,000)      (222,000)
     Prepaid expenses                                     39,000         20,000
     Accounts payable                                  2,396,000      1,393,000
     Accrued expenses                                      2,000        (34,000)
     Accrued payroll & related liabilities                42,000        164,000
     Income taxes payable                                 47,000        (24,000)
                                                        ---------      ---------
           Total adjustments                             566,000      2,263,000
                                                        ---------      ---------
       Net cash provided by operating activities         661,000      2,305,000
                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                              (93,000)      (679,000)
                                                        ---------      ---------
       Net cash (used for) investing activities          (93,000)      (679,000)
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Additional borrowings under the line of credit  2,221,000        253,000
       Payments on line of credit                     (2,707,000)    (1,079,000)
       Issuance of common stock                            6,000         11,000
       Repurchase of common stock                         -0-          (407,000)
       Principal payments of long-term debt             (139,000)      (103,000)
                                                       ---------     ----------
       Net cash (used for)financing activities          (619,000)    (1,325,000)
                                                        --------     ----------
NET INCREASE (DECREASE)IN CASH                           (51,000)       301,000

CASH AT THE BEGINNING OF THE YEAR                        283,000        214,000
                                                        --------      ---------
TOTAL CASH AT THE END OF THE PERIOD                     $232,000       $515,000
                                                        ========       ========



                    See notes to interim financial statements

                                VACU-DRY COMPANY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997


Note 1  -
              The accompanying 1997 and 1996 unaudited interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the period presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 1997. The results of operations for the three month period ended September 30, 1997 are not indicative of the results that may be achieved for the entire year ending June 30, 1998.

              Reclassification   -  Certain   1996   amounts   were
              reclassified to conform to the 1997 presentation.

Note 2  -     Inventories  -

              Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method or market.

              The excess of current cost of the inventory over LIFO
              cost  was   $2,180,000  at  September  30,  1997  and
              $2,180,000 at June 30, 1997.

              Inventories at September 30, 1997 and June 30, 1997, consisted of the following:

                                       9/30/97                  6/30/97

              Finished goods         $4,429,000                $4,208,000

              Work in progress          404,000                   291,000

              Raw materials &
                  containers          1,451,000                   556,000
                                     ----------                ----------
                                     $6,284,000                $5,055,000
                                     ==========                ==========


Note 3  -     Statement of Cash Flows  -

              Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

                                           1997                     1996
                                           ----                     ----

              Interest paid               $71,000                  $45,000
              Income taxes paid           $83,000                  $53,000

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                 VACU-DRY COMPANY


Date: November 14, 1997                          /s/ Gary L. Hess
      -----------------
                                                 -----------------------
                                                 Gary L. Hess, President

Date: November 14, 1997                          /s/ Tom Eakin
      -----------------
                                                 -----------------------
                                                  Tom Eakin, VP, Finance