Form 10-Q
period 1997-12-31
VACU DRY CO
filed 1998-02-18
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              Quarterly  Report  Pursuant  to  Section  13  or  15(d)
 X            of  the Securities Exchange Act of 1934.
              For the quarterly period ended December 31, 1997 or


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

                                 Not-Applicable
----------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sec tion 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: __X__   NO:_____

As of February 13, 1998, there were 1,507,374 shares of common stock, no par value, outstanding.

                                Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                                VACU-DRY COMPANY
                         CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                 Six Months        Six Months        Three Months     Three Months
                                    Ended             Ended             Ended            Ended
                                   12/31/97         12/31/96           12/31/97         12/31/96

REVENUES:
         Net sales               $13,689,000       $12,339,000        $7,481,000        $6,296,000

         Other                       225,000           355,000            77,000           207,000
                                 -----------       -----------        ----------        ----------
            Total revenue        $13,914,000       $12,694,000        $7,558,000        $6,503,000
                                 -----------       -----------        ----------        ----------

COST & EXPENSES:

         Cost of sales            11,457,000        10,816,000         5,870,000         5,235,000

         Selling, general &
           administrative          1,246,000         1,080,000           685,000           586,000

         Interest                    124,000            93,000            58,000            49,000
                                 -----------       -----------        ----------        ----------
           Total cost & expenses $12,827,000       $11,989,000        $6,613,000        $5,870,000
                                 -----------       -----------        ----------        ----------

EARNINGS BEFORE INCOME TAXES       1,087,000           705,000           945,000           636,000

PROVISION FOR INCOME TAXES           370,000           282,000           323,000           254,000
                                    --------          --------          --------          --------
NET EARNINGS                        $717,000          $423,000          $622,000          $382,000
                                    ========          ========          ========          ========

EARNINGS PER COMMON SHARE
         Basic                          $.44              $.26              $.38              $.23
                                        ====              ====              ====              ====
         Diluted                        $.43              $.26              $.38              $.23
                                        ====              ====              ====              ====
WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS
         Basic                     1,643,668         1,655,509         1,644,559         1,635,898
                                   =========         =========         =========         =========
         Diluted                   1,648,390         1,655,509         1,652,776         1,635,898
                                   =========         =========         =========         =========
                                             See notes to interim financial statements

                                                          VACU-DRY COMPANY
                                                           Balance Sheets
                                                             (Unaudited)
                                                       (Dollars in thousands)

CURRENT ASSETS:        12/31/97    12/31/96    6/30/97     CURRENT LIABILITIES:                     12/31/97    12/31/96    6/30/97
                       --------    --------    -------                                              --------    --------    -------

Cash                       $155        $178       $283     Borrowings under line of credit              -0-         -0-      $1,354

Accounts receivable       2,722       1,670      1,567     Current maturities of long-term debt          595         576        557

Other receivable             70         124         70     Accounts payable                            2,904       2,818        490

Inventories               8,170       6,208      5,055     Accrued payroll & related liabilities         719         659        539

Prepaid expenses             56          55        131     Accrued expenses                              233         127        173

Current deferred taxes      240         225        239     Income taxes payable                          256         209        -0-
                                                                                                         ---         ---        ---
                        -------     -------     ------
Total current assets    $11,413     $ 8,460     $7,345     Total current liabilities                  $4,707      $4,389     $3,113
                                                                                                      ------      ------     ------


                                                           Borrowings  under line of credit            1,694        -0-        -0-

Net property, plant &                                      Long-term debt                              1,492       2,065      1,808
                                                                                                       -----       -----      -----
equipment                 6,867       7,554      7,231     Total long-term debt-net of current         3,186       2,065      1,808
                                                                 maturities                            -----       -----      -----

                                                           DEFERRED INCOME TAXES                         826         843        826
                                                                                                         ---         ---        ---


                                                           SHAREHOLDERS' EQUITY;

                                                           Capital stock                               3,650       3,617      3,635
                                                           Retained earnings                           5,911       5,100      5,194
                                                                                                       -----       -----      -----

                                                           Total shareholders' equity                  9,561       8,717      8,829

                      _______      _______     _______     Total liabilities and                      _______     _______   _______
Total Assets          $18,280      $16,014     $14,576       shareholders' equity                     $18,280     $16,014   $14,576
                      =======      =======     =======                                                =======     =======   =======

                                               See notes to interim financial statements


                                VACU-DRY COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


CASH FLOWS FROM OPERATING ACTIVITIES:             1997                  1996
                                                  ----                  ----

  Net earnings                                $717,000                $423,000
                                              --------                --------
Adjustments to reconcile net earnings to net cash provided by operating activities -

       Depreciation expense                    541,000                 525,000

       Deferred income tax provision            (1,000)                 95,000

 Changes in certain assets & liabilities
     (Increase)decrease in receivables      (1,155,000)                890,000
     (Increase) in inventories              (3,115,000)             (2,778,000)
     Decrease in prepaid assets                 75,000                  61,000
     Increase in accounts payable            2,414,000               2,140,000
     Increase in accrued expenses               60,000                  21,000
     Increase in accrued payroll
          & related liabilities                180,000                 183,000
     Increase in income taxes payable          256,000                 181,000
                                            ----------              ----------
           Total adjustments                  (745,000)              1,318,000
                                           -----------              ----------
       Net cash (used for) provided
          by operating activities              (28,000)              1,741,000
                                             ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                   (177,000)             (1,165,000)
                                            -----------               ---------
     Net cash (used for)investing activities  (177,000)             (1,165,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Additional borrowings under the
          line of credit                     5,070,000               2,227,000
       Payments on line of credit           (4,730,000)             (3,053,000)
       Employee purchase of Company stock       15,000                  23,000
       Repurchase of common stock                  -0-                (407,000)
       Proceeds from long-term debt                -0-                 805,000
       Principal payments of long-term debt   (278,000)               (207,000)
                                             ---------               ---------
       Net cash provided by (used for)
          financing activities                  77,000                (612,000)
                                             ---------               ---------
NET (DECREASE) IN CASH                        (128,000)                (36,000)

CASH AT THE BEGINNING OF THE YEAR              283,000                 214,000
                                              --------                --------
TOTAL CASH AT THE END OF THE PERIOD           $155,000                $178,000
                                             =========                ========


                    See notes to interim financial statements

                                VACU-DRY COMPANY


                      NOTES TO INTERIM FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1997


Note 1 - The accompanying 1997 and 1996 unaudited interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the period presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 1997. The results of operations for the six month period ended December 31, 1997 are not indicative of the results that may be achieved for the entire year ending June 30, 1998.

Reclassification - Certain 1996 amounts were reclassified to conform to the 1997 presentation.

Note 2  -  Inventories  -

Inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method or market.

Inventories at December 31, 1997 and June 30, 1997, consisted of the following:

                                     12/31/97                   6/30/97

     Finished goods                $5,716,000                $4,208,000


     Work in progress                 519,000                   291,000


     Raw materials, &
          containers                1,935,000                   556,000
                                   ----------                ----------
                                   $8,170,000                $5,055,000
                                   ==========                ==========


Note 3  -         Statement of Cash Flows  -


Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

                                           1997                        1996
                                           ----                        ----

        Interest paid                  $126,000                       $91,000
        Income taxes paid              $114,000                      $128,000


Note 4  -  Revolving Line of Credit -

The Company entered into a new revolving credit agreement with the Bank during the second quarter ended December 31, 1997, which calls for repayment terms of two years. Accordingly the balance owing to the Bank has been reclassified to long-term.

                                VACU-DRY COMPANY


                      NOTES TO INTERIM FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1997


Note 5  -  Income Taxes -

The effective income tax rate for the six month period ending December 31, 1997 is 34%, which is comparable to the effective tax rate for the year ended June 30, 1997.


Note 6 -   EPS Calculation

 The Company computes earnings per share in accordance with Statement of Financial Accounting Standards Number 128 " Earnings per Share". The following table provides the detail of the basic and diluted earnings per computation for the quarter and six months ended December 31, 1997.

                                    For the Quarter Ended
                                           12/31/97

                                  Income               Shares         Per Share
                                (Numerator)         (Denominator)       Amount

Net Earnings                     $ 622,000

Basic EPS
Income available to
  common stockholders              622,000              1,644,559        $.38

Effective of Dilutive Options:
Additional Shares due
  to Stock Option                                           8,217

Diluted EPS
Income available to common
  stockholders plus dilutive
  options                         $622,000              1,652,776         $.38
                                 ========               =========         ====






                                      For the Six Month Ended
                                             12/31/97

                                  Income               Shares         Per Share
                                (Numerator)         (Denominator)       Amount

Net Earnings                    $717,000

Basic EPS
Income available to
  common stockholders           $717,000            1,643,668            $.44

Effective of Dilutive Options:
Additional Shares due
  to Stock Option                                       4,722


Diluted EPS
Income available to common stockholders
  plus dilutive options         $717,000            1,648,390            $.43
                                ========            =========            ====

                                VACU-DRY COMPANY


                      NOTES TO INTERIM FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1997




Note 7 -   Subsequent Event -

   Subsequent to December 31, 1997, the Company repurchased 139,100 shares of the Company's common stock from two shareholders in privately negotiated transactions for $6.00 per share. The repurchase price was determined based upon the market price at or about the time of the negotiated transaction. Payment was made by delivery of the Company's subordinated, interest-only notes. The notes bear interest at 8-1/2% per annum payable monthly and are due in full in five years. Payment of principal and interest is subordinated to any of the Company's indebtedness to banks and other financial institutions. The shares were purchased for use in possible future acquisitions, for issuance pursuant to employee stock options and stock purchase plans and for other corporate purposes. While the Company may make additional purchases of its stock from time to time, it does not contemplate making any purchases of such shares in the public market.

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

The financial statements herein presented for the quarters ended December 31, 1997 and 1996, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented, are of a normal recurring nature.

Liquidity and Capital Resources

Because the Company's operations are seasonal in nature, the Company's liquid resources fluctuate during the year. The inventory and accounts payable balances are normally at their lowest level as of the end of the fiscal year and their highest level as of the end of the second quarter. This seasonal increase in the accounts payable balance results in a temporary increase in the Debt to Equity ratio. The increase in the inventory balance as of December 31, 1997 is a direct result of the change in the normal production period. The production period has been reduced and consequently the current year's inventory levels have increased on a comparative basis with last year. The net working capital as of December 31, 1997 increased by $2,635,000, from $4,071,000 as December 31, 1996 to
$6,706,000 as of December 31, 1997. Of this increase, $1,694,000 was a result of the reclassification of the borrowings under the line of credit from current to long-term (See Note 4 to Financial Statements). The remaining increase was primarily a result of the improved earnings of $717,000. The increase in the accounts receivable balance as of December 31, 1997 of $1,052,000 was partially a result of the increased sales for the month of December of $529,000 and an increase in the days outstanding from 32 as of December 31, 1996 to 39 as of December 31, 1997.

The Company's liquidity resources are obtained from external and internal sources. The Company's largest external source is a revolving line of credit provided by a bank at the Bank's prime rate. The Company increased the total limit of its revolving line of credit to $4.5 million in anticipation of higher short-term borrowing requirements as a direct result of the condensed production period and the related increase in the inventory levels. As of December 31, 1997, the Company had $2,806,000 of available borrowings on the line of credit. This compares to $3,500,000 of available funds as of December 31, 1996 on a total limit of $3,500,000. As of December 31, 1997, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The most significant source of internal liquidity is the Company's net working capital. One additional possible source of long term liquidity could be the sale of the idle production facility. Although the Company is not relying on or pursuing the sale of this facility as a source of liquidity, the Company's short and long-term liquidity would materially increase upon such a sale. As of January 1998 the Company signed a long-term lease for approximately one-half of the previously vacated portion of this facility. Until this remaining space is leased, the Company's rental income will be approximately $5,000 per month less than in the prior year. The Company is actively looking for a new long-term tenant for the balance of the available space. The Company continues to lease a portion of its operating facility and is in negotiations with the primary tenant to increase its square footage. By approximately April of 1998, the Company should find out if this increase in lease income is probable.

The Company has increased its capital expenditure budget from $532,000 to $625,000 for the fiscal year ended June 30, 1998. For the six months ended December 31, 1997, the Company has spent $177,000 of this budget. These funds are being primarily used to purchase new and refurbish existing equipment. The Company anticipates financing these assets through internally generated funds.


Subsequent to the end of the quarter ended December 31, 1997, the Company repurchased 139,100 shares of common stock at a cost of $834,600. See Note 7 to the Financial Statements.

Results of Operations

Quarter

Net sales increased $1,185,000 or 19% in the second quarter of fiscal 1997. This increase was entirely from higher unit sales volume as the average sale price declined slightly. The largest increase was from low moisture sales, which increased $982,000. Other revenue decreased $130,000 as a result of a non-recurring contract cancellation charge in 1996 of $50,000 and reimbursement by a vendor for inventory charges of $35,000, also in 1996. In addition rental income decreased $6,000 from 1996 as a result of the loss of a major tenant during the quarter. As discussed above, the Company has secured a long-term tenant to replace approximately one-half of this vacated space.

Cost of sales for the quarter ended December 31, 1997 decreased 4.7% from 83.2% to 78.5% of net sales. This decrease was primarily a result of increased production efficiencies in addition to lower raw material costs.

Selling, general and administrative expenses increased $99,000 or 17% in the second quarter. This increase is a result of higher expenses in the following areas: strategic planning costs, travel and additional compensation.

Interest expense increased $9,000 as a result of our increased average borrowings on the line of credit. Comparative interest expense for the third quarter may increase as a result of the higher inventory level and the related increase in borrowings on the line of credit.

Year-to Date

Net sales increased $1,350,000 or 11% for the six months ended December 31, 1997. This increase was entirely from higher unit sales volume as the average sale price declined slightly. The largest increase was from drum dried sales which increased $800,000 from last year. Last years drum dried sales were lower partially as a result of the mid-year startup of this new operation. Other revenue decreased $130,000 as a result of a non-recurring contract cancellation charge in 1996 of $50,000 and reimbursement by a vendor for inventory charges of $35,000, also in 1996. In addition rental income remained very comparable between periods.

Cost of sales as a percent of net sales decreased from 87.7% as of December 31, 1996 to 83.7% as of December 31, 1997. Although the average sales price dropped slightly, the production efficiencies and the lower apple costs more than offset this decline and resulted in the reduction in cost of sales.

Selling, general and administrative expenses increased $166,000 or 15% through the six months ended December 31, 1997. This increase is a result of higher expenses in the following areas: strategic planning and implementation costs, travel and additional compensation.

Interest expense increase $31,000 as a result of our higher average borrowings on the line of credit. Interest expense for the third quarter should increase as a result of the higher inventory level and the related increase in borrowings on the line of credit.

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings

                  There are no material legal proceedings pending.


Item 2.           Changes in Securities

                  The Company's revolving line of credit agreement with its Bank dated( November 1, 1997), includes a covenant which prohibits the declaring or paying of any dividend or distribution in either cash, stock or any other property on the Company's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire shares of any class of the Company's stock now or hereafter outstanding, without the prior approval by the Bank. The Company received approval from the Bank prior to the repurchase of 139,100 shares of common stock in January 1998.


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

                  Repurchase of 139,100 shares of Vacu-dry Company common stock, date of report 1/9/98

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        VACU-DRY COMPANY


Date: February 13, 1998                 /s/ Gary L. Hess
      -----------------
                                        -----------------------
                                        Gary L. Hess, President

Date: February 13, 1998                 /s/ Tom Eakin
      -----------------
                                        -----------------------
                                        Tom Eakin, VP, Finance