Form 10-Q
period 1998-03-31
VACU DRY CO
filed 1998-05-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) X of the
                        Securities Exchange Act of 1934.
                For the quarterly period ended March 31, 1998 or


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

                                 Not-Applicable
  ----------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: __X__   NO:_____

As of May 12, 1998, there were 1,509,438 shares of common stock, no par value, outstanding.

                                Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                                VACU-DRY COMPANY
                         CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                          Nine Months       Nine Months    Three Months       Three Months
                            Ended              Ended          Ended              Ended
                           3/31/98            3/31/97        3/31/98            3/31/97
REVENUES:
  Net sales               $19,897,000       $18,233,000     $6,208,000         $5,894,000

  Other                       342,000           531,000        116,000            176,000
                          -----------       -----------     ----------         ----------
    Total revenue         $20,239,000       $18,764,000     $6,324,000         $6,070,000
                          -----------       -----------     ----------         ----------

COST & EXPENSES:

  Cost of sales            16,465,000        16,208,000      5,007,000          5,392,000

  Selling, general &
    administrative          2,270,000         1,625,000      1,025,000            545,000

  Interest                    215,000           175,000         90,000             82,000
                          -----------       -----------     ----------         ----------
    Total cost & expenses $18,950,000       $18,008,000     $6,122,000         $6,019,000
                          -----------       -----------     ----------         ----------

EARNINGS BEFORE
  INCOME TAXES              1,289,000           756,000        202,000             51,000

PROVISION FOR INCOME TAXES    438,000           306,000         68,000             24,000
                             --------          --------       --------           --------
NET EARNINGS                 $851,000          $450,000       $134,000            $27,000
                             ========          ========       ========            =======


EARNINGS PER COMMON SHARE       $.53              $.27           $.09               $.02
                                =====             ====           ====               ====



WEIGHTED AVERAGE COMMON
    SHARES                 1,604,779         1,650,001      1,525,274          1,638,739
                          ==========         =========      =========          =========

                    See notes to interim financial statements

                                VACU-DRY COMPANY
                                 Balance Sheets
                                  (Unaudited)
                             (Dollars in thousands)

CURRENT ASSETS:        3/31/98     3/31/97    6/30/97   CURRENT LIABILITIES:                  3/31/98      3/31/97      6/30/97
                       -------     -------    -------                                          ------      -------      -------

Cash                      $194        $250       $283   Borrowings under line of credit           $750     $3,428          $1,354

Accounts receivable      2,570       2,306      1,567   Current maturities of long-term debt       595        576             557

Other receivable            16          27         70   Accounts payable                         1,369      1,461             490

Inventories              7,853       7,692      5,055   Accrued payroll & related liabilities      761        742             539

Prepaid expenses            17          16        131   Accrued expenses                           318        123             173

Current deferred taxes     240         225        239   Income taxes payable                        30        -0-             -0-
                                                                                                    --        ---             ---
                       -------     -------     ------
Total current assets   $10,890    $ 10,516     $7,345   Total current liabilities               $3,823     $6,330          $3,113
                                                                                                ------     ------          ------


                                                         Borrowings  under line of credit        1,850       -0-             -0-

                                                         Long-term debt net of
                                                             current maturities                  2,185      1,927           1,808
                                                                                                 -----      -----           -----
Net property, plant &
equipment               6,665       7,337       7,231    Total long-term debt                    4,035      1,927           1,808
                                                                                                 -----      -----           -----


                                                         DEFERRED INCOME TAXES                     826        843             826
                                                                                                   ---        ---             ---


                                                         SHAREHOLDERS' EQUITY;

                                                         Capital stock                           2,826      3,626           3,635
                                                         Retained earnings                       6,045      5,127           5,194
                                                                                                 -----      -----           -----

                                                         Total shareholders' equity              8,871      8,753           8,829

                      ______     _______     _______         Total liabilities and             _______    _______         _______
Total Assets         $17,555     $17,853     $14,576           shareholders' equity            $17,555    $17,853         $14,576
                     =======     =======     =======                                           =======    =======         =======

                       See notes to interim financial statements

                                VACU-DRY COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


CASH FLOWS FROM OPERATING ACTIVITIES:                 1998                1997
                                                      ----                ----

  Net earnings                                       $851,000           $450,000
                                                      --------          --------
Adjustments to reconcile net earnings to net cash used for operating activities -

       Depreciation expense                           821,000           787,000

       Deferred income tax provision                   (1,000)           95,000

 Changes in certain assets & liabilities
     (Increase)decrease in receivables               (949,000)          351,000
     (Increase) in inventories                     (2,798,000)       (4,262,000)
     Decrease in prepaid assets                       114,000           100,000
     Increase in accounts payable                     879,000           783,000
       Increase in accrued expenses                   145,000            17,000
       Increase in accrued payroll
          & related liabilities                       222,000           266,000
       Increase(decrease)in income taxes payable       30,000           (32,000)
                                                    ----------        ----------
           Total adjustments                       (1,537,000)       (1,895,000)
                                                   -----------        ----------
       Net cash used for operating
           activities                                (686,000)       (1,445,000)
                                                    ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                          (255,000)         (401,000)
                                                     _________         _________
       Net cash (used for) investing activities      (255,000)         (401,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
       Additional borrowings under the
          line of credit                            8,385,000         6,483,000
       Payments on line of credit                  (7,139,000)       (3,881,000)
       Employee purchase of Company stock              26,000            32,000
       Repurchase of common stock                       -0-            (407,000)
       Principal payments of long-term debt          (420,000)         (345,000)
                                                    ---------         ---------
       Net cash provided by financing
           activities                                 852,000         1,882,000
                                                    ---------         ---------
NET (DECREASE) IN CASH                                (89,000)           36,000

CASH AT THE BEGINNING OF THE YEAR                     283,000           214,000
                                                     --------          --------
TOTAL CASH AT THE END OF THE PERIOD                  $194,000          $250,000
                                                    =========          ========

Supplemental Disclosure of Non-Cash Activities
      Repurchase of stock through the
           issuance of notes payable                 $835,000            $ -0-
                                                    =========            =====

             See notes to interim financial statements

                         VACU-DRY COMPANY

                 NOTES TO INTERIM FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1998


Note 1  -

      The accompanying 1998 and 1997 unaudited interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission . Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the period presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 1997. The results of operations for the nine month period ended March 31, 1998 are not indicative of the results that may be achieved for the entire year ending June 30, 1998.

      Reclassification - Certain 1996 amounts were reclassified to conform to the 1997 presentation.

Note 2  - Inventories  -

      Inventories are stated at the lower of cost, using the last-in,  first-out
      (LIFO) method or market.

      Inventories at March 31, 1998 and June 30, 1997, consisted of the following:

                                    3/31/98          6/30/97
                  Finished goods   6,551,000       $4,208,000

                  Work in progress   597,000          291,000

                  Raw materials, &
                       containers    705,000          556,000
                                  ----------       ----------
                                  $7,853,000       $5,055,000
                                  ==========       ==========


  Note 3  - Statement of Cash Flows  -

       Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

                                               1998                 1997
                                               ----                 ----

                           Interest paid       $210,000          $159,000
                           Income taxes paid   $409,000          $261,000


Note 4  - Revolving Line of Credit -

      The Company entered into a new revolving credit agreement with the Bank during the second quarter ended December 31, 1997. Under this agreement, the Company can borrow at the Bank's prime rate with repayment terms of two years or at LIBOR with a short-term maturity.





                                VACU-DRY COMPANY

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1998




Note 5 - Income Taxes

   The effective income tax rate for the nine month period ending March 31, 1998 is 34%, which is comparable to the effective tax rate for the year ended June 30, 1997.

Note 6 - Subsequent Event -

   On April 21, 1998, the Company executed a letter of intent to acquire substantially all of the business and assets of Made In Nature,Inc., a natural foods company headquartered in San Rafael, California.

   The acquisition, which would be accomplished through a wholly owned subsidiary,is conditioned upon acceptable completion of due diligence, the resolution of certain current obligations on the part of Made In Nature, and board approval of both companies. The letter of intent calls for the Company to acquire the business and its assets free and clear of all liens and liabilities except those specifically assumed.

Note 7 - Stock Repurchase -

   On January 9 and 20, 1998, the Company completed the purchase of two blocks of its Common Stock aggregating 139,100 shares, equal to approximately 8.5% of its outstanding Common Stock. The shares were purchased in two privately negotiated transactions. The purchase price in each transaction was $6.00 per share. Payment was made by delivery of the Company's subordinated, interest-only notes. The notes bear interest at 8.5% per annum and are due in full in five years.

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

The financial statements herein presented for the quarters ended March 31, 1998 and 1997, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented, are of a normal recurring nature.

Liquidity and Capital Resources

Because the Company's operations are seasonal in nature, the Company's liquid resources fluctuate during the year. The inventory and accounts payable balances are normally at their lowest level as of the end of the fiscal year and their highest level as of the end of the second quarter. This seasonal increase in the accounts payable balance results in a temporary increase in the Debt to Equity ratio. The level of inventories are very comparable to March 31,1997 however, we are anticipating that our inventory balances at the end of the current fiscal year will be lower than last year. The net working capital as of March 31, 1998 increased by $2,881,000, from $4,186,000 as March 31, 1997 to $7,067,000 as of
March 31, 1998. Of this increase, $1,850,000 was a result of the refinancing of the line of credit to a term of two years (See Note 4 to Financial Statements). The remaining increase was primarily a result of the improved earnings.

The Company's operating capital is obtained from external and internal sources. The Company's largest external source is a revolving line of credit provided by a bank at the Bank's prime rate. The Company increased the total limit of its revolving line of credit to $4,500,000 in anticipation of higher short-term borrowing requirements as a direct result of a condensed production period and the related increase in the inventory levels. As of March 31, 1998, the Company had $1,900,000 of available borrowings on the line of credit. This compares to $72,000 of available funds as of March 31, 1997 on a total line of $3,500,000. As of March 31, 1998, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. As of January 1998 the Company signed a long-term lease for approximately one-half of the previously vacated portion of this facility. The Company has secured a new short-term tenant for the balance of the available space. This lease expires January 31, 1999. The Company is in the process of negotiating a long-term lease with a new tenant, beginning February 1, 1999. The Company continues to lease a portion of its operating facility and is in negotiations with the primary tenant on a long-term lease. The current lease was extended and expires on May 31, 1998.

The Company has increased its capital expenditure budget from $532,000 to $625,000 for the fiscal year ended June 30, 1998. For the nine months ended March 31, 1998, the Company has spent $255,000 of this budget. These funds are being primarily used to purchase new and refurbish existing equipment. The Company anticipates financing these assets through internally generated funds.

On April 21, 1998, the Company executed a letter of intent to acquire substantially all of the business and assets of Made In Nature, Inc., a natural food marketer of organic consumer packaged goods located in San Rafael, California. The letter of intent calls for the Company to acquire the business and its assets free and clear of all liens and liabilities except those specifically assumed.

Results of Operations

Quarter

Net sales increased $314,000 or 5% in the third quarter of fiscal 1998. This increase was entirely from higher unit sales volume as the average sale price declined slightly. The largest increase was from low moisture sales, which increased $976,000 however; lower sales in other product categories partially offset the increase. Other revenue decreased $60,000 as a result of less non-recurring income.

Cost of sales for the quarter ended March 31, 1998 decreased from 91.5% to 80.6% of net sales. This decrease was primarily a result of reduced product costs.

Selling, general and administrative expenses increased $480,000 or 88% in the third quarter. This increase was a result of costs incurred as a result of exploration of new strategic initiatives, an accrual for the employee incentive plan and Stock Appreciation Rights expense.

Interest expense increased $8,000 as a result of our increased average borrowings on the line of credit during the quarter.


Year-to Date

Net sales increased $1,664,000 or 9.1% for the nine months ended March 31, 1998. This increase was entirely from higher unit sales volume as the average sale price declined slightly. The increase was predominately across all product lines, but particularly in vacuum, drum drying and Zoria Farms sales. Other revenue decreased $189,000 as a result of non-recurring revenue earned in 1997. The Company's real estate income is comparable to last year.

Cost of sales as a percent of net sales decreased from 88.9% as of March 31, 1997 to 82.7% as of March 31, 1998. Although the average sales price dropped slightly, the margin increased as a result of lower raw material prices, improved yields and other production efficiencies.

Selling, general and administrative expenses increased $645,000 or 39.7% through the nine months ended March 31, 1998. This increase was a result of costs incurred as a result of exploration of new strategic initiatives, an accrual for the employee incentive plan and Stock Appreciation Rights expense.

Interest expense increased $40,000 as a result of our higher average borrowings on the line of credit.

                                    PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

             There are no material legal proceedings pending.


Item 2.  Changes in Securities

            There are no material changes in securities.

                  The Company's revolving line of credit agreement with its Bank dated (December 1, 1997), includes a covenant which prohibits the declaring or paying of any dividend or distribution in either cash, stock or any other property on the Company's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire shares of any class of the Company's stock now or hereafter outstanding, without the prior approval by the Bank. The Company received approval from the Bank prior to the repurchase of the 139,100 shares of common stock in January 1998.

Item 4...Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of security holders during the period covered by this report.


Item 6.  Exhibits & Reports on Form 8-K

                  a.       Exhibits  -  none

                    (27) Financial Data Schedule (by electronic filing only)

                  b.       Reports on Form 8-K  -

                  Filed January 22, 1998, repurchase of two blocks of common stock aggregating 139,100 shares.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            VACU-DRY COMPANY


Date: May 15, 1998                          /s/ Gary L. Hess
      ------------

                                            -----------------------
                                             Gary L. Hess, President

Date: May 15, 1998                          /s/ Tom Eakin
      ------------

                                            -----------------------
                                             Tom Eakin, VP, Finance