Form 10-K
period 1998-06-30
VACU DRY CO
filed 1998-09-28
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934. For the fiscal year ended June 30, 1998.

[ ] Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.
                For the transition period from_______ to _______.

                          Commission file number 01912


                                VACU-DRY COMPANY
             (Exact name of registrant as specified in its charter)


             California                                94-1069729
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification Number)

               7765 Healdsburg Ave., Sebastopol, California 95472
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (707) 829-4600

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On September 21, 1998 non-affiliates of the Registrant held voting stock with an aggregate market value of $7,055,139 upon the average of the high and low prices of such stock on such date.

     As of September 25, 1998 there were 1,511,079 shares of common stock, no par value, outstanding.

     Portions of the following document are incorporated by reference:

     Proxy Statement for the 1998 Annual Meeting of Shareholders schedule to be held October 22, 1998 is incorporated by reference into Part III of this report.

                                     Part I

                Special Note Regarding Forward-looking Statements

     The Company is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward looking statements include statements concerning plans, objectives, goals strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. In addition to other factors and matters discussed elsewhere herein, these risk and uncertainties include, but are not limited to, uncertainties affecting the food processing industry, risks associated with fluctuations in the price and availability of raw materials, management of growth, adverse publicity affecting organic foods or the Company's products, and product recalls. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date hereof.

Item 1.  Description of Business

General

     Vacu-dry Company (the "Company" or "Vacu-dry") was incorporated in California on December 27, 1946 and has been engaged in the production of low moisture fruits since 1933. The Company's business is the development, production and marketing of fruit products. The Company's products include low moisture and evaporated fruits, bulk apple juice, apple juice concentrate, private label drink mixes and low moisture food for the food storage market. The Company also markets a broad line of packaged organic dried fruits and organic chilled, pasteurized fruit juices and drinks under the Made In Nature(R) brand.

     On June 11,  1998,  the Company  acquired  (through a  subsidiary,  Made In
Nature Company, Inc. ("MINCO") the business, assets and certain of the liabilities of Made In Nature, Inc., a natural foods marketer. Made In Nature, Inc. was founded in 1989 and was the first company to introduce a line of certified organic fresh produce. Made In Nature, Inc. was sold to Dole Food Company in August 1994. In April of 1996, Made In Nature, Inc.'s co-founder purchased all of its stock from Dole and redirected its marketing focus from fresh produce to packaged foods. In conjunction with the Company's acquisition of Made In Nature, Inc., Takanashi Milk Products Company of Japan (its largest ingredients customer) became a minority shareholder of MINCO.

     The purchase of the Made In Nature brand and certain related assets was intended to further the Company's strategic objective of diversifying its fruit products. The Company believes that the acquisition of MINCO will give the Company access to the fast growing natural and organic foods categories. The Company's goal is to build a premier natural foods brand. It intends to accomplish this through marketing efforts and rapid growth achieved through the expansion of distribution as well as the introduction of new products.

     Effective October 13, 1992, the Company entered into a representation agreement with Confoco, Inc. for the sale of low moisture banana and pumpkin flakes. For the year ended June 30, 1996, Vacu-dry recorded sales of $2,478,000 of Confoco products. The representation agreement was terminated effective July 1, 1996. The Company has representation agreements with Zoria Farms (assorted dried fruits), Meduri Farms (dried and infused fruits) and Apple Valley Juice (apple fiber). These agreements expire, November 3, 1999, January 15, 2001 and March 30, 2001, respectively.

Industry Segment Information

     The Company competes in a single industry segment within the food industry: all assets held are supportive of efforts to compete in that segment. Selective financial information relating to the industry segment is as follows:


                                  1998             1997              1996

     Net Sales                26,094,000        $23,798,000       $26,553,000
     Earnings before
     income taxes             $1,429,000           $749,000          $651,000
     Identifiable Assets     $20,776,000        $14,576,000       $13,587,000

     The Company's export sales are dependent on foreign crop conditions and exchange rates. The Company's export sales were $1,883,000, $2,536,000 and $2,498,000 for fiscal year 1998, 1997 and 1996, respectively.

Dried Fruit Ingredients

     Business. Through drying processes, the moisture in apples is reduced from original levels of 85%-90% to as low as 2%. In addition, the Company purchases other fruits such as apricots, dates, peaches and prunes, which have been partially dried, and further reduces the moisture in these fruits to levels of approximately 3%. The resultant low moisture products are much lighter in weight and less bulky than their raw, canned or frozen counterparts. Because of their extreme dryness, low moisture fruit products require no refrigeration or other special storage conditions. Other advantages include consistent product quality, economical packaging and convenience in handling and use.

     Industry and Competition. The low moisture food industry in the United States is comparatively small with only a few processors engaged in the dehydration of fruits to low moisture levels (2% to 5% moisture). The Company has one major domestic competitor and several smaller foreign competitors in the low moisture and evaporated businesses. Numerous processors compete in the business of producing bulk apple juice and concentrate.

     Sales and Marketing. The Company's sales are worldwide but principally to manufacturers in the United States and Canada. The Company's products are primarily sold through brokers to major food processors, bakeries, food storage and food service operators and to federal and state institutions.

     Approximately 80% of the Company's sales are generated from annual contracts that are normally written between August and November of each year. Most of these contracts are for one year. The sales price is normally fixed. During the fiscal year, the customer will order against these contracts, and the Company will invoice the customer based upon the price and other terms and conditions of the contract. The Company incurs risk under these contracts because the total quantity of raw materials required to fulfill these contracts has normally not been procured at the time the contracts are written. More than half of the Company's raw material requirements are not purchased under contract. If the price of raw materials increases or decreases, the Company will either benefit from or will absorb these variances from what was budgeted. The Company's raw material costs and the related yield in processing can vary from year to year. This process has existed for many years, and the Company has experience in dealing with this risk.

     The Company's three largest customers accounted for approximately 17% of gross sales in 1998. The loss of any one or more of these customers could have a material adverse effect on the Company.

     Sources of Supply. In terms of volume, apples represent the major fruit handled by the Company. The Company's production facility is designed to process fresh fruit in addition to partially dehydrated fruits or vegetables. The sources of apple raw material supply are individual apple growers, apple fresh packing operators and, in emergencies, other dried apple processors. The majority of the Company's raw apple supply comes from California. In some years, due to crop conditions, the percentage of fruit purchased from out-of-state sources may increase. In those years, the Company incurs increased costs due to additional freight. The Company strives to reflect such cost increases in selling price adjustments, but, if unsuccessful, it will absorb such costs.

     Other important fruits, including peaches, apricots and prunes, are obtained principally from dried fruit packing houses in California. Supplies of these fruits are expected to be sufficient to meet the needs of our regular customers. For other supplies, including cans and packaging materials, the Company draws from a number of vendors and expects that adequate supplies will be available.

     Seasonal Nature of Business. The business of producing evaporated apples, bulk apple juice and concentrate is seasonal, beginning in August and usually ending in March or April. In fiscal 1998, the Company changed its production plan and, as a result, production will be compressed into a shorter period of months. Inventories of fresh and dried apples, packaging materials and finished goods as of June 30, 1998, were approximately 21% of annual net sales. The Company experiences a normal seasonal increase in inventories and related short-term borrowings during the second and third quarters of the fiscal year.

Organic Packaged Products and Ingredients

     Business. Through its subsidiary, Made In Nature Company, Inc. ("MINCO"), the Company markets a broad line of packaged organic dried fruits and organic chilled and pasteurized fruit juices and drinks under the Made In Nature(R) brand. The products are principally sold through brokers to natural food distributors and supermarkets in the United States and Canada. In addition, MINCO supplies leading food manufacturers, mostly in Japan, with organic fruit juice concentrates. The Company's objective is to build a premiere natural foods brand. The Company believes that this objective can be achieved, in part, through rapid growth. There is no assurance that such growth can be achieved or, if it can, that the resulting demands that will be placed on the Company's management, working capital, financial and management and control systems, and its supply, production and distributions systems can be adequately managed.

     Competition In the organic food categories in which MINCO competes, the competition is relatively small. In the organic chilled beverage category (on a national basis), MINCO has two direct competitors. In the organic dried fruit and vegetable category (on a national basis), MINCO has two direct competitors. In the mass-market sector, MINCO has many large competitors, but none of these competitors are currently marketing an organic product. MINCO's growth will depend on its ability to continue to expand distribution in conventional supermarkets and in natural food specialty markets. Distribution through both channels presents significant marketing challenges, risks and distribution costs. There is no assurance that MINCO can achieve trade or consumer expansion in either channel. MINCO's products are generally premium-priced and may be sensitive to national and regional economic conditions.

     Sources of Supply. MINCO contracts with growers and grower-packers for the purchase of its organic raw material. Packaging is done under contract. MINCO is a marketing company and has no production facilities. Although MINCO has contractual obligations to purchase certain raw materials, it does not take possession of the inventory until packaged and invoiced by the contract packer. Although organic farming has increased over the last five years, as with all agricultural products, shortages can occur. A significant shortage of raw materials may have a material adverse effect on MINCO.

     Licensing Agreements. Made In Nature(R) brand fresh produce is sold under a licensing agreement with MINCO through Made In Nature Fresh, Inc., which is a subsidiary of Albert's Organics, the largest distributor of fresh organic produce in North America. In 1996, Made In Nature, Inc. licensed the use of its brand in Japan to Takanashi, which intends to market Made In Nature(R) brand products throughout Japan.

     Organic Certification. The value of the Made In Nature(R) brand is dependent on the organic certification. The loss of this certification would have a material adverse effect on MINCO. MINCO is dependent upon consumers' perception of the safety, quality, and possible dietary benefits of its products. As a result, substantial negative publicity concerning organic products, MINCO's products or the products of its licensees could have a material adverse effect on MINCO's business, financial condition or results of operations.

     The USDA has been developing the rules for the National Organic Program for eight years, as mandated in the Organic Food Production Act of 1990. The proposed rules were released in early 1998 and were met with significant opposition. Due to this opposition the USDA is re-evaluating the proposed rules If the USDA rules do not provide the restrictions emphasized in the opposition to initial proposal, the image of "organic" by the consumer may be impaired and as a result negatively affect MINCO's sales.

     Inventories. MINCO's inventories of raw materials and finished goods on hand as of June 30, 1998 were $2,319,000. It is anticipated that building the Made In Nature(R) brand will increase working capital requirements. Based upon Made In Nature Inc.'s prior operating losses, there is no assurance that MINCO can achieve profitable operations.

Backlog

     The dollar amount of order and contract backlog believed to be firm as of September 1, 1998, September 1, 1997 and September 1, 1996 is $12,478,000, $10,186,000 and $8,558,000, respectively. This backlog does not include MINCO. The backlog as of September 1, 1996 excludes the Confoco orders. It is expected that the order backlog will be filled and shipped within the related fiscal year. The dollar value of backlog varies during the year, with the peak usually occurring during the September through December period.

Trademarks

     The Company holds the following registered trademarks: Vacu-dry, Made In Nature, Apple Munchies, Noah's Ark, Fruit Galaxy, Perma-Pak and Pantri Reserve. Sales of trademarked goods account for the majority of the Company's total sales. Vacu-dry, Made In Nature and Perma-Pak are the predominant trademarks of those listed above. The Made In Nature brand is important to the Company in connection with the sale of its branded organic products.

Research and Development

     For information on research and development expenditures, see Note 14 to the Financial Statements.

Environmental Matters

     The Company has complied with all governmental regulations regarding protection of the environment. No material capital expenditures are anticipated for environmental control facilities during the next fiscal year.

Employees

     The Company employs an average of approximately 265 persons. This number varies throughout each year and increases during periods of high production. Of the 265 employees, approximately 200 are represented by the General Truck Drivers, Warehousemen and Helpers Union, Local #624. The union employees are presently covered by a signed contract.

Insurance

     The Company maintains product, property and general liability insurance plus umbrella liability coverage. The Company does not carry any product recall coverage. Management feels the limits and coverage are adequate relative to the related risk. There is no assurance that this insurance will be adequate to protect the Company from product liability claims. A product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2.  Properties

     The principal administrative offices are located in Sebastopol, California. Approximately 4,130 square feet of office space is leased through February 1999. At the end of the term, the lease reverts to month-to-month.

     The Company owns 15 acres of land and approximately 95,000 square feet under roof at 1365 Gravenstein Hwy So., Sebastopol, California. This facility (formerly described as Plant #1) was used for the dehydration of fruits to low moisture prior to the consolidation of this operation into the main processing plant (formerly described as Plant #2), located at 2064 Gravenstein Hwy No., Sebastopol, California. As of June 30, 1998, the Company has leased approximately 71,400 square feet of this facility, which comprises 90% of the leaseable square footage. The Company's research and development department is located at this facility. The Company has no debt associated with this facility.

     The Company owns 66 acres of land and approximately 298,000 square feet under roof at 2064 Gravenstein Hwy. No., Sebastopol, California. As of June 30, 1998, this facility is the Company's only active processing plant. The buildings include facilities to process fresh apples into dried products, bulk apple juice and concentrate. In addition to the facilities for the dehydration of apples and other fruits, there is also warehouse space, cold storage, and office accommodations. During fiscal 1998, the production operations functioned at approximately 115% of the single shift capacity. The Company has leased approximately 54,500 square feet of excess warehouse space to various tenants. The primary tenant, occupying 51,200 square feet extended their lease through April 2006. The Company has no debt associated with this facility.

     MINCO's office is located in San Rafael, California. Approximately 2,400 square feet of office space is leased on a month-to-month basis. This office and the Company's corporate office will be consolidated and relocated during the 1999 fiscal year.

Item 3.  Legal Proceedings

     The Company has no material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the last quarter of the year ended June 30, 1998.

                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Security-Holder Matters

     The Company's shares are traded on the NASDAQ National Market.

     The Company's NASDAQ symbol is VDRY.

     The quarterly high and low prices for the last two fiscal years were as follows:

                      Quarter Ending      Low Bid      High Bid

                      09/30/96            4-7/8        5-1/4
                      12/31/96            4-7/8        5-1/2
                      03/31/97            5            5-1/2
                      06/30/97            4-3/8        5
                      09/30/97            4-1/2        5-1/2
                      12/31/97            4-7/8        7-1/4
                      03/31/98            5-5/8        8-1/2
                      06/30/98            6-3/4        11

     The above quotations were obtained from the NASDAQ monthly statistical reports.

     On September 8, 1998, the approximate number of holders of common stock was 661. On that date, the average of the high and low price per share of the Company's stock was $7.88. This price does not include dealer mark-ups, markdowns or commissions.

     In the fourth quarter of fiscal 1994 and in the first three quarters of fiscal 1995, the Company declared a $.05 per share dividend. On April 27, 1995, as a result of the decline in sales and earnings, the Board of Directors suspended the quarterly dividends. The Company's loan agreement with its bank includes a negative covenant regarding the declaring or paying of a dividend in cash, stock or any other property. This covenant would need to be waived prior to the declaration of a dividend. At this time, the Company does not intend to reinstate a cash dividend plan.

Item 6.  Selected Financial Data


YEAR ENDED

                                  June 30, 1998    June 30, 1997     June 30, 1996    June 30, 1995    June 30, 1994

                                                (In   thousands    except   per   share amounts)

Net  sales                              $26,094          $23,798           $26,533          $21,438          $27,773
Earnings before income taxes
                                         $1,421             $749              $651             $287           $1,887
Net earnings                               $899             $517              $434             $195           $1,174
Earnings per common share
         Basic                             $.57             $.31              $.25             $.11             $.70
         Diluted                           $.56               --                --               --               --
Weighted average common
shares and equivalents
outstanding
         Basic                            1,581            1,648             1,704            1,701            1,669
         Diluted                          1,600               --                --               --               --
Total  Assets                           $20,776          $14,576           $13,587          $15,335          $14,929
Long-term debt                          $ 4,500          $ 1,808           $ 1,628         $  2,105          $ 2,585
Cash dividends per common
share                                   $    --          $    --           $    --         $    .15          $   .05


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition continued to improve during fiscal year 1998. Some of this improvement is reflected in the Company's increase in shareholder equity per share. Equity per share increased from $5.37 as of fiscal 1997 to $6.21 as of fiscal 1998. This significant increase was a result of the Company's repurchase of 139,100 shares of stock at a total cost of $835,000 and net earnings of $899,000 for fiscal 1998. As a result of the acquisition of MINCO, the debt to equity ratio increased from 0.65 in fiscal 1997 to 1.16 in fiscal 1998 with a corresponding decrease in the current ratio from 2.36 to 1.0 in fiscal 1997 to 1.0 in fiscal 1998. The increase in accounts payable and inventories was a direct result of the MINCO acquisition.

     Because the Company's operations are subject to seasonality, the Company's liquid resources fluctuate during the year. The Company experiences a normal seasonal decrease in production in April. Inventories and related short-term borrowings are usually at their peak at this time. The slowdown in production normally extends through July and corresponds to the availability of raw fruit on an affordable basis. The Company's inventory ordinarily decreases during the period beginning in May and ending in September which creates a corresponding increase in liquidity. In fiscal 1999, the Company continues to operate under a change in its production cycle which was instituted in fiscal 1998. This change is expected to increase inventories in the first six months of the fiscal year.

     The Company's operating capital is obtained from internal and external sources. The Company's largest external source is a revolving line of credit provided by a bank at the bank's prime rate. The Company increased the total limit of its revolving line of credit to $4,500,000 in anticipation of higher short-term borrowing requirements as a direct result of a condensed production period and the related increase in inventory levels. The line expires November 1, 1999. As of June 30, 1998, the Company had $2,203,000 of available funds on this revolving line of credit. This compares with $2,146,000 of available funds on the $3,500,000 revolving line of credit as of June 30, 1997. The Company utilized the revolving line of credit as a source of interim financing to fund the acquisition of MINCO. In the first half of fiscal 1999, the Company intends to convert these borrowings to longer-term debt. As of June 30, 1998, the Company was in compliance with all covenants and restrictions related to its outstanding debt. The Company's loan agreement with its bank includes a negative covenant regarding the declaring or paying of dividends in cash, stock or any other property without the prior approval by the bank. The Company received approval from its bank prior to the repurchase of the 139,100 shares of common stock. The Company's long-term debt increased $835,000 as a result of this stock repurchase.

     Excluding the Year 2000 expenditures, which are expected to be financed through leasing arrangements, the Company has established a capital expenditure budget of approximately $998,000 for the 1999 fiscal year. These funds will primarily be used to purchase new and recondition existing equipment related to the manufacturing operation. The Company anticipates financing these expenditures through internally generated funds.

     The Company has reviewed its information technology (IT) systems and determined that its is not Year 2000 compliant. The Company has chosen to purchase new software, which is warranted to be Year 2000 compliant. In addition, the Company is purchasing new hardware on which to operate the new software. The Company has not completed its assessment of its non-IT systems. The initial assessment is that there are very few embedded microprocessors that will need to be replaced. This assessment will be completed by September 30, 1998. The conversion to the new software is just beginning. The Company has hired a consulting firm to manage the implementation of the software. The conversion for Vacu-dry and MINCO to this new system is expected to be completed by no later than May 31, 1999. Phase I for just Vacu-dry is expected to be completed by December 31, 1998. The final phase is expected to be completed by February 28, 1999. MINCO will begin its implementation on January 1, 1999 and is expected to complete all phases by April 30, 1999. The Company has allocated one month at the end of the conversion to make sure it has addressed all of the issues related to the conversion. A group of ten managers has formed an "Implementation Team" which is strongly supported by upper management. Both the Implementation Team and upper management are confident that the implementation can be completed by May 31, 1999. Management estimates that the total cost of the system will be approximately $800,000. The expenditures for the new system will primarily occur in fiscal 1999. The Company anticipates financing these costs through a lease agreement. The Company has assessed its risk relative to the Year 2000 issue and is confident that it can accomplish the conversion prior to December 31, 1999. If this conversion does not happen, the Company would have to rely on PC-based software to accomplish its normal business activities until the conversion can be completed.

     The Company has been successful in leasing all of its idle production facility other than a portion occupied by Product Development. The Company signed a long-term lease for approximately one-half of the previously vacated portion of this facility. The Company has secured a new short-term lease for the balance of the available space. This lease expires January 31, 1999. The Company is working to obtain a replacement tenant without a loss of income but has been unsuccessful to date. In addition, the Company continues to lease a portion of its current operating facility and has entered into a long-term lease with the primary tenant.

     The Company may require additional capital to expand the current business and to acquire additional companies. The Company will utilize future private or public financing to satisfy this need for additional funds.

     After the Company obtains longer-term financing for the MINCO acquisition, it believes the existing line of credit limit of $4,500,000 will be sufficient for its own and MINCO's working capital requirements.

RESULTS OF OPERATIONS

     The results of operations include the accounts of the Company for the year ended June 30, 1998 and the accounts of MINCO for the period from acquisition (June 11, 1998) to June 30, 1998. The results of operations for MINCO are included in the following discussions but are not significant to the consolidated results of the Company for fiscal 1998.

     Net Sales. The Company's sales are dictated by the competitive environment, customer demands and sales preferences. Sales volume between the years can be affected by one or more of these factors. Net sales for fiscal 1998 increased $2,296,000 or 10%. This increase was primarily the result of higher volume sales (+17%) offset by an average unit price decrease (-7%). The unit price decreases were a direct result of lower raw material costs. Net sales for fiscal 1997 decreased $2,735,000 or 10%. This decrease was primarily a result of the loss of the Confoco banana and pumpkin sales, which accounted for $2,478,000 of fiscal 1996 sales.

     Other Revenue. In fiscal 1998, other revenue decreased $49,000 or 8%. This decrease was primarily the result of lower rental income.

     Cost of Sales. As a percentage of net sales, cost of sales decreased in fiscal 1998 to 83% as compared to 89% in 1997 and 91% in 1996. These decreases in both 1998 and 1997 are a result of lower raw material prices, increased production volume, yield improvements and production efficiencies.

     Selling, General and Administrative Expenses. In fiscal 1998, these expenses increased $1,230,000 or 57%. The increase was due to the following items: costs incurred as the result of the exploration of new strategic initiatives; bonus and profit sharing expenses which did not occur in either fiscal 1997 or 1996; MINCO expenses; an increase in the Stock Appreciation Rights liability (as a result of the higher stock price); and greater expenses for salaries, benefits and marketing expenses.

     Interest Expense. The increase in fiscal 1998 interest expense of $38,000 or 14% is the result of increased average borrowings on the line of credit. Interest rates remained relatively constant between years. In fiscal 1997, interest expense decreased $26,000 or 9% from 1996 due to the decline in the weighted average interest rate on the line of credit which more than offset the increase in interest expense as a result of the increase in long-term debt.

     Income Taxes. The effective tax rate increased from 31 percent to 37 percent due to decreased tax credits and increased income.

Item 8.  Consolidated Financial Statements and Supplementary Data

     See Index at Item 14 for information required by this item.

Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to this item is contained in the Registrant's 1998 Proxy Statement under the heading "Election of Directors," which information is incorporated herein by reference.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company as of September 25, 1998:

     Name                    Age     Position

     Gary L. Hess            46     President and Chief Executive Officer
     Esther K. Castain       60     Secretary and Manager of Employee Relations
     Thomas R. Eakin         44     Vice President Finance and Chief Financial
                                        Officer

     Mr. Hess joined the Company as of May 1, 1996 as President and Chief Executive Officer. Prior thereto he was a Senior Vice President of Dole Food Company, Inc. (fresh and processed fruit) (1993-1996); President of Cadace Enterprises, Inc. (water conservation products) and The Marketing Partnership (1992-1993); and Director of Marketing, E & J Gallo Winery (wine and distilled spirits) (1987-1992).

     Ms. Castain joined the Company in 1976. She has been Secretary of the Company since 1990. Prior thereto she was Manager of Employee Relations.

     Mr. Eakin joined the Company in 1983. For the past eleven years, he has been Vice President, Finance and Chief Financial Officer.

Items 11, 12 and 13

     The information required in Items 11, 12 and 13 will be included in the definitive Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders or in an amendment to the Form 10-K under cover of Form 8. The information required in this Part III will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year.

                                     Part IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this Report:

     1.   Financial Statements:                                       Page No.

         Report of Independent Public Accountants.                    12

         Statement of Earnings for the Years Ended
         June 30, 1998, June 30, 1997 and June 30, 1996.              14

         Balance Sheets -- June 30, 1998 and June 30,1997.            13

         Statements of Changes in Shareholders' Equity for
         the Years Ended June 30, 1998, June 30, 1997 and
         June 30, 1996.                                               15

         Statements of Cash Flows for the Years Ended
         June 30, 1998, June 30, 1997 and June 30, 1996.              16

         Notes to Financial Statements.                               17-25

     2. Financial statements and schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes thereto.

     3. Exhibits: Page No.

         See Exhibit Index                                             27

(b) Reports on Form 8-K. A report on Form 8-K was filed on June 22, 1998 relating to the Company's acquisition (through a subsidiary, Made In Nature Company, Inc., the business, assets and certain of the liabilities of Made In Nature, Inc., a natural foods marketer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VACU-DRY COMPANY
                                  (Registrant)

Date:  September 25, 1998          By:  /s/ Gary L. Hess
                                     ------------------------------------
                                     Gary L. Hess, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                                  TITLE                                        DATE

/s/ Gary L. Hess                            President & Chief Executive Officer          September 25,1998
-----------------------------------------   Director
Gary L. Hess


/s/ Kenneth P. Gill                         Director                                     September 25, 1998
-----------------------------------------
Kenneth P. Gill


                                             Director
-----------------------------------------
Edward Koplovsky


/s/ Roger S. Mertz                          Director                                     September 25, 1998
-----------------------------------------
Roger S. Mertz


/s/ Craig Stapleton                         Director                                     September 25, 1998
-----------------------------------------
Craig Stapleton


/s/ Donal Sugrue                            Director                                     September 25, 1998
-----------------------------------------
Donal Sugrue


/s/ Thomas R. Eakin                         Vice President Finance & Chief Financial     September 25, 1998
-----------------------------------------   Officer
Thomas R. Eakin


                                VACU-DRY COMPANY
                          COMMISSION FILE NUMBER 01912

                                  EXHIBIT INDEX
                        For the year ended June 30, 1998


Exhibit No.         Document Description                                                Page No. or Reference
-----------         --------------------                                                ----------------------
3.1                 Articles of Incorporation                                           (2)
3.2                 By-laws of Vacu-dry Company                                         (4)
10.1                Employment Agreement between Vacu-dry Company and Gary L. Hess
                    dated March 14, 1996                                                (5)
10.2                Stock Appreciation Rights Plan                                      (4)
10.3                1996 Stock Option Plan                                              (6)
10.4                1993 Employee Stock Purchase Plan                                   (7)
10.5                Agreement dated June 11, 1998 between MIN Acquisition Corp.,
                    Vacu-dry Company and Global Walk, Inc.
10.6                Co-Sale Agreement dated June 11, 1998 between Vacu-dry Company and Global Walk, Inc.
10.7                Asset Purchase Agreement dated June 11, 1998 between Vacu-dry
                    Company, MIN Acquisition Corp., Made In Nature, Inc and Gerald E.
                    Prolman
10.8                Warrant to Purchase Common Stock dated June 11, 1998 issued by
                    Vacu-dry Company to Made In Nature, Inc.
10.9                Warrant to Purchase Common Stock dated June 11, 1998 issued by
                    Vacu-dry Company to Gerald E. Prolman
11.                 Computation of Per Share Earnings
23. 1               Consent of Independent Public Accountants
27. 1               Financial Data Schedule (EDGAR Filing Only)

Incorporated by reference to the Company's:

(2) Form 10-K for the year ended June 30, 1988 (4) Form 10-K for the year ended June 30, 1992 (5) Form 10-K for the year ended June 30, 1996 (6) Form 10-K/A for the year ended June 30, 1996 (7) Form S-8 Registration Statement No. 33-70870

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Vacu-dry Company:

We have audited the accompanying consolidated balance sheets of Vacu-dry Company (a California corporation) and Subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vacu-dry Company and Subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.






San Francisco, California,
   August 21, 1998



                         VACU-DRY COMPANY AND SUBSIDIARY

               CONSOLIDATED BALANCE SHEETS--JUNE 30, 1998 AND 1997


                                                                                               1998             1997
                                                                                          ---------------- ---------------
                                         ASSETS
CURRENT ASSETS:
   Cash                                                                                    $    385,000     $    283,000
   Accounts receivable, less allowances for uncollectible accounts of $58,000 and
     $63,000 in 1998 and 1997, respectively                                                   2,298,000        1,567,000
   Income tax receivable                                                                        127,000           70,000
   Inventories, less LIFO reserves of $1,114,000 and $2,180,000 in 1998 and 1997,
     respectively                                                                             7,926,000        5,055,000
   Prepaid expenses                                                                             334,000          131,000
   Current deferred income taxes, net                                                           360,000          239,000
                                                                                          ---------------- ---------------
                Total current assets                                                         11,430,000        7,345,000
                                                                                          ---------------- ---------------
PROPERTY, PLANT, AND EQUIPMENT:
   Land                                                                                         231,000          231,000
   Buildings and improvements                                                                 6,604,000        6,570,000
   Machinery and equipment                                                                   11,362,000       11,059,000
   Construction in progress                                                                     390,000           77,000
                                                                                          ---------------- ---------------
                Total property, plant, and equipment                                         18,587,000       17,937,000
   Accumulated depreciation                                                                 (11,803,000)     (10,706,000)
                                                                                          ---------------- ---------------
                Net property, plant, and equipment                                            6,784,000        7,231,000
                                                                                          ---------------- ---------------
GOODWILL, net of accumulated amortization of $5,000 in 1998                                   2,562,000                0
                                                                                          ---------------- ---------------
                Total assets                                                               $ 20,776,000     $ 14,576,000
                                                                                          ================ ===============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Borrowings under line of credit                                                         $          0     $  1,354,000
   Current maturities of long-term debt                                                         438,000          557,000
   Accounts payable                                                                           3,789,000          490,000
   Accrued payroll and related liabilities                                                      936,000          539,000
   Other accrued expenses                                                                       353,000          173,000
                                                                                          ---------------- ---------------
                Total current liabilities                                                     5,516,000        3,113,000
                                                                                          ---------------- ---------------
BORROWINGS UNDER LINE OF CREDIT                                                               2,297,000                0
                                                                                          ---------------- ---------------
LONG-TERM DEBT, net of current maturities                                                     2,203,000        1,808,000
                                                                                          ---------------- ---------------
DEFERRED INCOME TAXES, net                                                                      865,000          826,000
                                                                                          ---------------- ---------------
MINORITY INTEREST                                                                               509,000                0
                                                                                          ---------------- ---------------
SHAREHOLDERS' EQUITY:
   Preferred stock:  2,500,000 shares authorized; no shares outstanding                               0                0
   Common stock:  5,000,000 shares authorized, no par value; 1,511,079 and 1,642,757
     shares outstanding in 1998 and 1997, respectively                                        2,837,000        3,635,000
   Warrants for common stock                                                                    456,000                0
   Retained earnings                                                                          6,093,000        5,194,000
                                                                                          ---------------- ---------------
                Total shareholders' equity                                                    9,386,000        8,829,000
                                                                                          ================ ===============
                Total liabilities and shareholders' equity                                 $ 20,776,000     $ 14,576,000
                                                                                          ================ ===============

  The accompanying notes are an integral part of these consolidated statements.



                         VACU-DRY COMPANY AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996



                                                                            1998             1997             1996
                                                                       ---------------- ---------------- ---------------

REVENUE:
   Net sales                                                            $26,094,000      $  23,798,000    $  26,533,000
   Other                                                                    586,000            635,000          685,000
                                                                       ---------------- ---------------- ---------------

                Total revenue                                            26,680,000         24,433,000       27,218,000
                                                                       ---------------- ---------------- ---------------

COSTS AND EXPENSES:
   Cost of sales                                                           21,565,000       21,258,000       24,142,000
   Selling, general, and administrative                                     3,384,000        2,154,000        2,127,000
   Interest                                                                   310,000          272,000          298,000
                                                                       ---------------- ---------------- ---------------

                Total costs and expenses                                   25,259,000       23,684,000       26,567,000
                                                                       ---------------- ---------------- ---------------

                Earnings before minority interest and provision
                  for income taxes                                          1,421,000          749,000          651,000

   Minority interest                                                            8,000                0                0
                                                                       ---------------- ---------------- ---------------

                Earnings before provision for income taxes                  1,429,000          749,000          651,000

PROVISION FOR INCOME TAXES                                                    530,000          232,000          217,000
                                                                       ================ ================ ===============

                Net earnings                                            $     899,000    $     517,000    $     434,000
                                                                       ================ ================ ===============

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:

       Basic                                                                 1,581,014        1,647,723       1,703,968
     Diluted                                                                 1,600,327

EARNINGS PER COMMON SHARE:
   Basic                                                                        $0.57             $.31             $.25
   Diluted                                                                       0.56


 The accompanying notes are an integral part of these consolidated statements.



                         VACU-DRY COMPANY AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996



                                                    Common Stock            Warrants for                      Total
                                                Number                        Common        Retained     Shareholders'
                                              of Shares       Amount          Stock         Earnings         Equity
                                             ------------- -------------- --------------- -------------- ---------------

BALANCE, JUNE 30, 1995                         1,698,030    $ 3,936,000     $        0     $ 4,243,000     $ 8,179,000

   Net earnings                                        0              0              0         434,000         434,000
   Issuance of common stock                       15,324         65,000              0               0          65,000
                                             ------------- -------------- --------------- -------------- ---------------

BALANCE, JUNE 30, 1996                         1,713,354      4,001,000              0       4,677,000       8,678,000

   Net earnings                                        0              0              0         517,000         517,000
   Repurchase of common stock                    (80,000)      (407,000)             0               0        (407,000)
   Issuance of common stock                        9,403         41,000              0               0          41,000
                                             ------------- -------------- --------------- -------------- ---------------

BALANCE, JUNE 30, 1997                         1,642,757      3,635,000              0       5,194,000       8,829,000

   Net earnings                                        0              0              0         899,000         899,000
   Repurchase of common stock                   (139,100)      (835,000)             0               0        (835,000)
   Issuance of common stock                        7,422         37,000              0               0          37,000
   Issuance of warrants                                0              0        456,000               0         456,000
                                             ============= ============== =============== ============== ===============

BALANCE, JUNE 30, 1998                         1,511,079    $ 2,837,000     $  456,000     $ 6,093,000     $ 9,386,000
                                             ============= ============== =============== ============== ===============



 The accompanying notes are an integral part of these consolidated statements.



                         VACU-DRY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997, AND 1996


                                                                          1998             1997              1996
                                                                    ----------------- ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                      $      899,000    $     517,000    $      434,000
                                                                    ----------------- ---------------- -----------------
   Adjustments  to  reconcile  net  earnings to net cash  provided by  operating activities:
       Depreciation and amortization expense                              1,102,000        1,025,000           947,000
       Loss on sale of assets                                                     0                0            20,000
       Deferred income tax provision                                         27,000           64,000           (86,000)
       Minority interest                                                     (8,000)               0                 0
       Changes in assets and liabilities:
         Accounts receivable, net                                          (569,000)       1,117,000        (1,005,000)
         Income tax receivable                                              (57,000)         (70,000)          155,000
         Inventories, net                                                  (648,000)      (1,625,000)        1,984,000
         Prepaid expenses                                                  (136,000)         (15,000)           60,000
         Accounts payable                                                   117,000         (188,000)          285,000
         Accrued payroll and related liabilities                            383,000           63,000           (50,000)
         Accrued expenses                                                   (37,000)          35,000          (253,000)
                                                                    ----------------- ---------------- -----------------
                                                                            174,000          406,000         2,057,000
                                                                    ----------------- ---------------- -----------------
                Net cash provided by operating activities
                                                                          1,073,000          923,000         2,491,000
                                                                    ----------------- ---------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (595,000)      (1,338,000)         (470,000)
   Proceeds from sale of assets                                                   0                0             8,000
   Acquisition of Made In Nature, net of cash acquired                     (297,000)               0                 0
                                                                    ----------------- ---------------- -----------------
                Net cash used for investing activities                     (892,000)      (1,338,000)         (462,000)
                                                                    ----------------- ---------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under the line of credit                                   11,245,000        8,030,000        11,002,000
   Payments on line of credit                                           (10,302,000)      (7,502,000)      (12,527,000)
   Proceeds from issuance of long-term debt                                       0          805,000                 0
   Principal payments of long-term debt                                  (1,059,000)        (483,000)         (542,000)
   Repurchase of common stock                                                     0         (407,000)                0
   Issuance of common stock                                                  37,000           41,000            65,000
                                                                    ----------------- ---------------- -----------------
                Net cash provided by (used for) financing
                  activities                                                (79,000)         484,000        (2,002,000)
                                                                    ----------------- ---------------- -----------------
NET INCREASE IN CASH                                                        102,000           69,000            27,000
CASH AT BEGINNING OF YEAR                                                   283,000          214,000           187,000
                                                                    ================= ================ =================
CASH AT END OF YEAR                                                  $      385,000    $     283,000    $      214,000
                                                                    ================= ================ =================


 The accompanying notes are an integral part of these consolidated statements.

                         VACU-DRY COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Vacu-dry Company (Vacu-dry) is engaged in the business of the development, production, and marketing of fruit-related products. Vacu-dry's products include low-moisture fruits, bulk apple juice, apple juice concentrate, private label drink mixes, and low-moisture food products, which are sold to manufacturers principally in the United States and Canada. On June 11, 1998, Vacu-dry formed Made In Nature Company, Inc. (MINCO) upon the acquisition of certain assets and liabilities of Made In Nature, Inc. (see Note 2). MINCO is engaged in the business of marketing certified organic, packaged foods and chilled pasteurized beverages. The consolidated company is referred to as the Company.

The low-moisture food industry in the United States is comparatively small, with only a few organizations engaged in the dehydration of fruits to low moisture levels. Vacu-dry has one major direct competitor in the low-moisture and evaporated business. Numerous processors compete in the business of bulk apple juice and concentrate. The organic food industry in the United States is also comparatively small, with only a few organizations engaged in the marketing of organic dried fruits and juices.

Effective July 1, 1996, a representation agreement with Confoco, Inc. (Confoco) for the sale of low-moisture banana and pumpkin flakes terminated. For the year ended June 30, 1996, Vacu-dry recorded gross profit on Confoco products of $368,000. Under the agreement with Confoco, for two years from the date of termination, Vacu-dry is prohibited from distributing banana products to those customers in the United States, Canada, and Mexico that currently purchase Confoco's products from the Company.

Vacu-dry's three largest customers accounted for approximately 17 percent and 22 percent of net sales in 1998 and 1997, respectively.

Basis of Presentation

The accompanying financial statements include the accounts of Vacu-dry and its 85 percent-owned subsidiary, MINCO. The accompanying consolidated statements of earnings for the year ended June 30, 1998, include the accounts of MINCO for the period from June 11, 1998, to June 30, 1998. All significant intercompany transactions have been eliminated in consolidation.


Supplemental Statements of Cash Flows Information


                                                                           1998            1997          1996
                                                                      ---------------- ------------- -------------

Cash paid for:
   Interest                                                            $     309,000    $  264,000    $  309,000
                                                                      ================ ============= =============

   Income taxes                                                        $     657,000    $  381,000    $  316,000
                                                                      ================ ============= =============

Supplemental disclosure of noncash transactions:
   Repurchase of common stock through issuance of notes payable
                                                                       $     835,000    $        0    $        0
                                                                      ================ ============= =============

   Details of acquisition of Made In Nature:
     Fair value of assets acquired                                     $   5,223,000    $        0    $        0
     Liabilities assumed                                                  (3,813,000)            0             0
     Creditor debt subsequently converted to equity                         (517,000)            0             0
     Warrants issued                                                        (456,000)            0             0
     Accrued acquisition costs                                              (101,000)            0             0
                                                                      ---------------- ------------- -------------

                Cash paid                                                    336,000             0             0

   Less:  Cash acquired                                                      (39,000)            0             0
                                                                      ================ ============= =============

                Net cash paid for acquisition                          $     297,000    $        0    $        0
                                                                      ================ ============= =============

Inventories

Vacu-dry's inventories are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. MINCO's inventories are valued at the lower of cost (first-in, first-out method) or market (Note 3).

Property, Plant, and Equipment

Property and equipment acquired in connection with the acquisition of Made In Nature were recorded at estimated fair value on the acquisition date. All other property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

Buildings and improvements                            10 to 40 years
Machinery and equipment                                3 to 15 years

Improvements  that  extend  the  life  of  the  asset  are  capitalized;   other
maintenance and repairs are expensed. The cost of maintenance and repairs was $1,142,000 in 1998, $936,000 in 1997, and $856,000 in 1996.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation."

Earnings per Common Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share include the dilutive effects of stock options using the treasury stock method.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosures about Pension Plans and Other Postretirement Benefits." SFAS Nos. 130 and 132 are not expected to impact the Company's financial reporting. The disclosure requirements of SFAS No. 131 will be required in fiscal year 1999. Management anticipates disclosing the Company's results as three business segments.

2.    ACQUISITION OF MADE IN NATURE:

On April 22, 1998, MINCO was formed for the purpose of acquiring Made In Nature, Inc. On June 11, 1998, Vacu-dry acquired the assets and certain liabilities of Made In Nature, Inc. In addition to the assumption of liabilities, Vacu-dry paid $336,000 in cash and issued to Made In Nature, Inc. and its primary shareholder a total of 112,000 warrants to purchase Vacu-dry's common stock at $8.00 per share, expiring through June 2003. The warrant price was equal to the market price of the Company's stock on June 11, 1998. The value assigned to the warrants at acquisition date was $456,000 and is included in equity as warrants for common stock. Subsequent to the purchase, Vacu-dry entered into an agreement with a creditor of Made In Nature, Inc. whereby this creditor converted its debt into a 15 percent equity in MINCO. The acquisition was accounted for using the purchase method of accounting. The excess of purchase price over the estimated fair values of assets acquired and liabilities assumed of $2,567,000 has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:

Assets:
   Current assets                                                  $  2,601,000
   Property and equipment                                                55,000
                                                                  -------------

                Total assets                                          2,656,000
                                                                  -------------

Liabilities:
   Other current liabilities                                          1,218,000
   Creditor debt subsequently converted to equity                       517,000
   Short-term notes payable                                           2,095,000
   Other long-term debt                                                 500,000
                                                                  -------------
                Total liabilities                                     4,330,000
                                                                  =============
                Net liabilities acquired                           $  1,674,000
                                                                  =============

Goodwill is calculated as follows:

Cash purchase price                                                $    336,000
Acquisition costs                                                       101,000
Value of warrants issued                                                456,000
Excess of liabilities assumed over assets acquired                    1,674,000
                                                                  =============
Goodwill                                                           $  2,567,000
                                                                  =============

The following unaudited pro forma consolidated results of operations for the years ended June 30, 1998 and 1997, are presented as if the Made In Nature acquisition had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                                  1998             1997
                                             ---------------- ---------------
                                   (unaudited)

Net sales                                     $  30,861,000    $  28,697,000
Net loss                                           (125,000)        (767,000)
Basic loss per common share                        $(.08)           $(.47)

3.   INVENTORIES:

Inventories at June 30 consist of the following (LIFO cost for Vacu-dry; FIFO cost for MINCO):

                                                     1998            1997
                                                -------------- ---------------

Finished good                                  $  7,014,000   $  4,208,000
Work in process                                     470,000        291,000
Raw material and containers                         442,000        556,000
                                                -------------- ---------------

                Total                          $  7,926,000   $  5,055,000
                                               ============== ===============

4.   BORROWINGS UNDER LINE OF CREDIT:

Borrowings under the line of credit are secured by Vacu-dry's inventory and accounts receivable. Interest accrues monthly at the bank's prime lending rate.

                                      1998                      1997
                            ------------------------- -------------------------

     Balance at June 30               $2,297,000               $  1,354,000
     Maximum amount available
     under the line of credit         $4,500,000               $  3,500,000
     Average borrowings               $1,078,000               $    982,000
     Maximum borrowings               $2,316,000               $  3,160,000
     Interest at                        Prime                     Prime
     Interest rate at June 30           8.50%                     8.50%
     Weighted average interest rate     8.62%                     8.32%
     Expiration date                 November 1, 1999          November 1, 1997

     In accordance with the covenants of the revolving line of credit note with the Company's bank, the Company will not, without prior written consent of the bank, declare or pay any dividend or distribution either in cash, stock, or any other property on the Company's stock now or hereafter outstanding. No dividends were declared in fiscal 1998, 1997, or 1996. Among the restrictions under the line of credit are provisions that require the Company to maintain certain financial ratios. The Company obtained a waiver for the repurchase of stock (see
Note 7) and amended a financial covenant during the year to remain in compliance with the agreement.


5. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                     1998            1997
                                                                                --------------- ---------------

Note payable:  five-year  consolidation  note,  interest  fixed at 7.83 percent, interest and principal due monthly,  maturing in September  1998,  secured by accounts receivable, inventory, equipment, and fixtures
                                                                                 $     67,000    $    267,000
Note payable:  seven-year  consolidation  note,  interest  fixed at 8.5 percent, interest and principal due monthly,  principal due in annual  installments of
   $215,000 in 1999 and 2000,  with a final payment of $717,000 due at maturity, maturing  in  September  2000,  secured by  accounts  receivable,  inventory, equipment, and fixtures
                                                                                    1,147,000       1,361,000
Note payable:  five-year note,  interest at the yield of 30-day commercial paper
   (5.55 percent at June 30, 1998) plus 2.1 percent,  interest and principal due monthly, maturing December 2001, secured by equipment
                                                                                      592,000         737,000
Notes payable:  unsecured five-year notes resulting from repurchase of stock, interest at 8.5 percent, interest due monthly, principal due on
   January 20, 2003                                                                   835,000               0
                                                                                --------------- ---------------

                Total                                                               2,641,000       2,365,000

Less:  Current maturities                                                            (438,000)       (557,000)
                                                                                --------------- ---------------

                Long-term debt                                                   $  2,203,000    $  1,808,000
                                                                                =============== ===============

Maturities of long-term debt are as follows:

                Year Ending
                  June 30
           ----------------------

                1999                   $    438,000
                2000                        383,000
                2001                        898,000
                2002                         87,000
                2003                        835,000
                                      --------------

                     Total           $   2,641,000
                                      ==============

6.   INCOME TAXES:

The following is a summary of the Company's provision for income taxes:

                                   1998          1997          1996
                               ------------- ------------- --------------

Current:
   Federal                      $  486,000    $  257,000    $   259,000
   State                            71,000        39,000         44,000
Deferred:
   Federal                          49,000       (50,000)       101,000
   State                           (76,000)      (14,000)      (187,000)
                               ============= ============= ==============

            Provision           $  530,000    $  232,000    $   217,000
                               ============= ============= ==============

A reconciliation of the income tax provision to the expected provision at the federal statutory income tax rate is as follows:

                                                   1998        %         1997        %         1996        %
                                               ------------- ------- ------------- ------- ------------- -------

Provision at federal statutory rate             $  486,000    34%     $  253,000    34%     $  221,000    34%
State taxes, less federal tax benefit               88,000     6          47,000     6          41,000     6
Tax credits and other                              (44,000)   (3)        (68,000)   (9)        (45,000)   (7)
                                               ============= ======= ============= ======= ============= =======

                Total provision                 $  530,000    37%     $  232,000    31%     $  217,000    33%
                                               ============= ======= ============= ======= ============= =======

Temporary differences that gave rise to deferred tax assets and liabilities for 1998 and 1997 were as follows:

                                                                   1998           1997
                                                               -------------- -------------

Deferred tax assets:
   Employee benefit accruals                                    $   140,000    $   145,000
   Unicap and inventory reserves                                    246,000        119,000
   Tax credit carryforwards                                          22,000         65,000
   State income taxes                                                13,000          1,000
   Other                                                              2,000         25,000
                                                               -------------- -------------

                Total deferred tax assets                           423,000        355,000
                                                               -------------- -------------

Deferred tax liabilities:
   Depreciation                                                    (879,000)      (892,000)
   Property taxes                                                   (49,000)       (50,000)
                                                               -------------- -------------

                Total deferred tax liabilities                     (928,000)      (942,000)
                                                               -------------- -------------

                                                                $  (505,000)   $  (587,000)
                                                               ============== =============


At June 30, 1998, the Company has state alternative minimum tax credit carryforwards of $22,000 to offset future state taxable income.

7.   STOCK REPURCHASE:

During the year, the Company repurchased 139,100 shares from three existing shareholders in exchange for notes payable in the amount of $835,000. The purchase price was determined based upon the market price at or about the time of the negotiated transaction.

8.   STOCK APPRECIATION RIGHTS PLAN:

The Company has a stock appreciation rights (SAR) plan as an incentive for key employees. Under the SAR plan, key employees are granted rights entitling them to market price increases in the Company's stock. At June 30, 1998 and 1997, 100,000 SARs were authorized. A summary of the outstanding SARs is as follows:

                                 Rights Outstanding
                                     at June 30
                              -------------------------
  Price per Right                1998         1997
---------------------         ------------ ------------

      $2.69                       4,550        4,950
       3.75                       1,600        1,600
       4.31                       1,500        1,500
       4.63                       6,500        9,900
       5.63                         200          200
       8.88                       2,000        4,500
       9.63                       3,000        3,000
                              -------------------------
                                 19,350       25,650
                              ============ ============

All rights are granted at fair market value at the date of grant. Rights generally vest ratably over a period from the second to the sixth anniversary date of the grant. The SAR liability and expense or credit recorded quarterly is based on the market price of the Company's stock as of the balance sheet date. In 1998, 1997, and 1996, the Company increased (decreased) selling, general, and administrative expenses by $43,000, ($4,000), and ($1,000), respectively, in order to reflect the current SAR liability.

9.   EMPLOYEE STOCK PURCHASE PLAN:

     The Employee Stock Purchase Plan enables substantially all employees to purchase shares of the Company's common stock at 85 percent of the market value on the first or last business day of the quarterly offering period, whichever is lower. A maximum of 100,000 shares is authorized for issuance over the ten-year term of the plan that began on January 1, 1994. The following shares were issued under the terms of the plan:

                                                Shares      Average Price
                                                Issued        per Share
                                               ---------- ------------------

                                   1998          7,422         $4.98
                                   1997          9,403          4.26
                                   1996         15,324          4.25

10.  EMPLOYEE STOCK OPTION PLAN:

During 1996, the Board of Directors (the Board) approved a stock option plan (the Plan) for employees and nonemployee consultants covering 90,000 shares of common stock. In 1998, the Plan was amended to cover 150,000 shares of common stock. The Plan includes incentive stock options (ISOs) and nonqualified stock options (NSOs). Some of the terms and conditions of the Plan are different for ISOs and NSOs. The purchase price of each ISO granted will not be less than the fair market value of the Company's common shares at the date of grant. The purchase price of each NSO granted shall be determined by the Board in its absolute discretion, but in no event shall such price be less than 85 percent of the fair market value at the time of grant. NSO and ISO options granted are exercisable for ten years from the date of grant.

The number of shares available for granting future options was 60,526 as of June 30, 1998, and 526 as of June 30, 1997 and 1996. Options for 89,474 shares were granted in 1996 and remain outstanding. These options have an exercise price of $5.00 per share and a remaining life of eight years and vest 25 percent in year one, 50 percent in year two, and 25 percent in year three. At June 30, 1998 and 1997, 67,107 and 22,369 options were exercisable, respectively.

The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                        1998           1997          1996
                                    -------------- ------------- -------------

Net income:
   As reported                       $  899,000     $  517,000    $  434,000
   Pro forma                            854,000        472,000       389,000
Basic earnings per share:
   As reported                          0.57           0.31          0.25
   Pro forma                            0.54           0.29          0.23
Diluted earnings per share:
   As reported                          0.56
   Pro forma                            0.53

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 1996 grant: weighted average risk-free interest rate of
6.61 percent; expected dividend yield of 0 percent; expected life of five years for the Plan options; expected volatility of 37.44 percent.

11.  EARNINGS PER SHARE CALCULATION:

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." The following table provides the detail of the basic and diluted earnings per share computations:

                                                   Year Ended
                                                   June 30, 1998
                                             -----------------------------
                                                  Diluted         Basic
                                             -------------- --------------

Net income                                       $899,000       $899,000
                                             ============== ==============

Weighted average shares outstanding             1,581,014       1,581,014
                                                            ==============
Effect of dilutive stock options                   19,313
                                              -----------

     Weighted average shares outstanding        1,600,327
                                              ===========

Earnings per common share and common share
 equivalent                                         $0.56          $0.57
                                              ============== ==============

12.  COMMITMENTS:

MINCO has purchase agreements with certain growers and processors to provide the Company with products and services to be used in the normal course of operations. The aggregate purchase commitment as of June 30, 1998, under these agreements was approximately $2,165,000. Most of the agreements provide for multiple-year future purchases at fixed prices.

The Company leases office space and equipment under leases that expire in 1999. At June 30, 1998, future minimum rental payments are $213,000.

Rental expense under these leases was $259,000 in 1998, $244,000 in 1997, and $249,000 in 1996.

The Company has been leasing excess warehouse space, generating revenues of $518,000 in 1998, $537,000 in 1997, and $441,000 in 1996. These amounts are classified as other revenue in the statements of earnings. The leases have varying terms, which range from month-to-month to expiration dates through 2007. Future minimum lease income as of June 30, 1998, is as follows:

                Year Ending
                  June 30
               ------------
               1999                         $    701,000
               2000                              586,000
               2001                              515,000
               2002                              515,000
               2003                              515,000
               Thereafter                        630,000
                                             -------------
                            Total            $  3,462,000
                                             ==============

In order to resolve Year 2000 issues and to improve system efficiencies and capabilities, the Company is in the process of acquiring and developing a new computer system, including hardware and software packages. Management estimates that the total cost of the system will be approximately $800,000. The expenditures for the new system will primarily occur in fiscal year 1999.

13.  RETIREMENT PLANS:

The Company has a contributory retirement savings and profit-sharing plan covering nonunion employees. The Company contributes one and one-half times the first 3 percent of employee contributions to the retirement savings plan. Profit-sharing contributions are derived using a specific formula based upon the Company's earnings. Company contributions to the retirement savings and profit sharing plan are funded currently and were approximately $148,000 in 1998 and $79,000 in 1997 and 1996. The employer's contributions for any fiscal year may not exceed the amount lawfully deductible by the Company under the provisions of the Internal Revenue Code.

The Company contributes to a defined contribution plan for employees covered by collective bargaining agreements. These contributions, funded currently, were $477,000 in 1998, $335,000 in 1997, and $256,000 in 1996.

14.  RESEARCH AND DEVELOPMENT:

The Company sponsors research activities relating to the development of new products and the improvement of existing products. The cost of such activities charged to expense was $370,000 in 1998, $321,000 in 1997, and $269,000 in 1996.

15. RELATED-PARTY TRANSACTIONS:

A member of the Company's Board is a member of the law firm that serves as the Company's general counsel. During 1998, 1997, and 1996, the Company incurred $168,000, $28,000, and $21,000, respectively, for legal services from this firm. Amounts payable to this firm as of June 30, 1998, totaled $33,000.

The Company entered into an agreement with a member of the Board to provide consulting services to the Company during the 1997 fiscal year. The Company recorded an expense of $30,000 in fiscal 1997 related to this agreement.

16.  QUARTERLY RESULTS (UNAUDITED):
                                                     For the Year Ended June 30, 1998
                                          --------------------------------------------------------
                                              First        Second         Third        Fourth
                                             Quarter       Quarter       Quarter       Quarter        Total
                                          -----------------------------------------------------------------------

Net sales                                  $6,208,000    $7,481,000    $6,208,000    $6,197,000    $ 26,094,000
Earnings before income taxes                  142,000       945,000       202,000       140,000      1,429,000
Net earnings                                   95,000       622,000       134,000        48,000        899,000

Earnings per common share:
   Basic                                      $0.06         $0.38         $0.09         $0.03         $0.57
   Diluted                                    $0.06         $0.38         $0.09         $0.03         $0.56

                                                     For the Year Ended June 30, 1997
                                          --------------------------------------------------------
                                              First        Second         Third        Fourth
                                             Quarter       Quarter       Quarter       Quarter        Total
                                          -----------------------------------------------------------------------

Net sales                                   $6,043,000    $6,296,000    $5,894,000    $5,565,000    $23,798,000
Earnings (loss) before income taxes             69,000       636,000        51,000        (7,000)       749,000
Net earnings                                    42,000       382,000        27,000        66,000        517,000

Earnings per common share:
   Basic                                      $0.03         $0.23         $0.02         $0.03         $0.31
   Diluted                                    $0.03         $0.23         $0.02         $0.03         $0.31

Form 10-K

Copies of the Company's Form 10-K on file with the Securities and Exchange Commission may be obtained by writing to:

                                  Esther K. Castain
                                  Vacu-dry Company
                                  P.O. Box 2418
                                  Sebastopol, California  95473-2418