Form 10-Q
period 1998-09-30
VACU DRY CO
filed 1998-11-16
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) X of the
                        Securities Exchange Act of 1934.
              For the quarterly period ended September 30, 1998 or


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

                                 Not-Applicable
     ---------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: __X__ NO:____


As of November 12, 1998, there were 1,513,411 shares of common stock, no par value, outstanding.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISK AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998.

The financial statements herein presented for the quarters ended September 30, 1998 and 1997, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position, results of operations and cash flows for the periods then ended. All adjustments during the periods presented are of a normal recurring nature unless otherwise stated. In June of 1998, Vacu-dry Company formed a new company, Made In Nature Company, Inc.(MINCO), for the purpose of acquiring substantially all of the business and assets of Made In Nature, Inc., a natural foods marketer of organic consumer packaged goods. Accordingly, the results of operations of MINCO are included in the consolidated results below beginning June 11, 1998.

Liquidity and Capital Resources

Because the Company's operations, except for MINCO, are seasonal, the Company's liquid resources fluctuate during the year. The Company experiences a normal seasonal decrease in production in April. Inventories and related short-term borrowings are usually at their peak at this time. The slowdown in production normally extends through July and corresponds to the availability of raw fruit on an affordable basis. The Company's inventory ordinarily decreases during the period beginning in May and ending in September which creates a corresponding increase in liquidity. MINCO has contracts with organic growers and packers and is normally able to schedule production as needed to meet demand.

The Company experienced lower cash flows during the current fiscal quarter due to the net loss which resulted from the slower than anticipated ramp-up of sales and certain start-up expenses of MINCO. As a result of the acquisition of MINCO, the debt to equity ratio increased from .76 in fiscal 1998 to 1.15 in fiscal 1999. The current ratio is 2.24 for fiscal 1999 versus
1.84 for the previous fiscal year. This increase was due to higher inventories as a result of the MINCO acquisition and the reclassification of borrowings under the line of credit from current to long-term debt (as a result the restructuring of the loan agreement) in the later part of fiscal 1998.

The Company's operating capital is obtained from external and internal sources. The Company's largest external source is a $4,500,000 revolving line of credit provided by a bank at the Bank's prime rate. Under the terms of the revolving line of credit agreement, the Company can elect shor-term LIBOR financing or long-term prime rate financing. As of September 30, 1998, the Company had $533,000 of available funds under the line of credit. This amount is less than the $2,632,000 of availability under the $3,500,000 revolving line of credit at September 30,1997. The decline in available borrowings resulted from the Company's utilization of the revolving line to fund the MINCO acquisition. The Company is in the process of finalizing an agreement with its current lender to increase the existing bank line of credit to $5,000,000 and to provide longer-term financing for the MINCO acquisition. As of September 30, 1998, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The Company's loan agreement with its bank includes a negative covenant regarding the declaring or paying of a dividend in cash, stock or any other property without the prior approval by the bank.

Excluding computer system expenditures which are expected to be financed through leasing arrangements, a capital expenditure budget of approximately $988,000 has been established by the Company for the 1999 fiscal year. These funds will primarily be used to purchase new and recondition existing equipment related to the manufacturing operation. The Company anticipates financing these expenditures through internally generated funds.

As discussed in the recent Form 10-K for the year ended June 30,1998,the Company is in the process of converting it's information technology systems and hardware to a system that is year 2000 compliant. The new system is scheduled to be fully implemented by April 30,1999.

Until recently, the Company has been successful in leasing all of its idle production facility other than a portion occupied by Product Development. The Company signed a long-term lease for approximately one-half of the previously vacated portion of this facility. The Company has secured a short-term lease which expires January 31,1999 for the balance of the available space. The Company is working to obtain a replacement tenant without a loss of income but has been unsuccessful to date. In addition, the Company continues to lease a portion of its current operating facility and has entered into a long-term lease with the primary tenant.

The Company has entered into a five-year lease agreement for new corporate office space consisting of approximately 9,200 square feet with a monthly base rent of $14,600 versus $7,800 currently being paid. MINCO and the Company's corporate office will be consolidated and relocated in December,1998.

Results of Operations

Net sales increased $1,813,000 or 29.2% in the first quarter of fiscal 1999. This increase was comprised of MINCO net sales of $693,000 or 11.2% of this increase with the remaining balance attributed to higher unit sales.

Other revenue which is primarily comprised of rental income is comparable to the last fiscal year.

Cost of sales (excluding MINCO) as a percent of net sales decreased from 90% as of September 1997 to 86% as of September 1998. The decrease is a result of lower raw material costs, greater favorable production variances and higher absorption of factory overhead. The effect of MINCO's results in the Consolidated Cost of Sales for Fiscal 1999 was minor or approximately a 1% increase.

Selling, general and administrative expenses increased $878,000 or 149% in the first quarter. Of this change approximately $775,000 is a result of MINCO expenses. The remaining balance represents increases for employee salaries and benefits, and temporary help.

Interest expense increased $34,000 as a result higher average short-term borrowings and increased average long-term debt. This increase was a result of the additional debt related to the MINCO acquisition and long-term debt issued in connection with the stock repurchase in the third quarter of fiscal 1998.

The effective income tax rate for the first quarter ended September 30, 1998 of 35%, is comparable to the effective tax rate for the year ended June 30, 1998.

                                VACU-DRY COMPANY
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                  Three Months               Three Months
                                     Ended                      Ended
                                    9/30/98                     9/30/97
REVENUES:

   Net sales                      $8,021,000                  $6,208,000

   Other                             180,000                     176,000
                                   ---------                   ---------
   Total revenue                   8,201,000                   6,384,000
                                   ---------                   ---------

COST & EXPENSES:

   Cost of sales                   6,946,000                   5,588,000
   Selling, general &
     Administrative                1,467,000                     589,000
   Interest                           99,000                      65,000
                                   ---------                   ---------
   Total cost & expenses           8,512,000                   6,242,000
                                   ---------                   ---------

EARNINGS(LOSS) BEFORE MINORITY
  INTEREST & INCOME TAXES           (311,000)                    142,000

MINORITY INTEREST                     73,000                         -0-
                                   ---------                   ---------
EARNINGS(LOSS) BEFORE PROVISION
  INCOME TAXES                      (238,000)                    142,000

PROVISION (BENEFIT)FOR INCOME
  TAXES                             (109,000)                     47,000
                                   ---------                   ---------

NET EARNINGS (LOSS)                $(129,000)                    $95,000
                                   =========                     =======


WEIGHTED AVERAGE COMMON SHARES     1,511,104                   1,642,776
                                   =========                   =========

EARNINGS (LOSS) PER COMMON SHARE      $(.09)                        $.06
                                      ======                        ====


                    See notes to interim financial statements

                                VACU-DRY COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                        09/30/98   09/30/97  6/30/98                                                09/30/98     09/30/97   6/30/98
ASSETS                                                          LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT ASSETS:                                                 CURRENT LIABILITIES:

Cash                       $166     $232      $385              Borrowings under line of credit          $500       $868   $   -0-

Accounts receivable       2,669    2,567     2,298              Current maturities of long-term debt      438        595       438

Income tax  receivable      272       70       163              Accounts payable                        3,300      2,886     3,789

Inventories               7,932    6,284     7,926              Accrued payroll & related liabilities     742        581       936

Prepaid expenses            203       92       298              Accrued expenses                          197        175       353

Current deferred taxes      360      239       360              Income taxes payable                      -0-         47       -0-
                                                                                                       ------         --       ---
                         ------   ------    ------
Total current assets     11,602    9,484    11,430              Total current liabilities               5,177      5,152     5,516
                                                                                                        -----      -----     -----

                                                                BORROWING UNDER LINE OF CREDIT          3,467        -0-     2,297
                                                                                                        -----        ---     -----
                                                                LONG TERM DEBT-net of
                                                                   current maturities                   2,011      1,631     2,203
PROPERTY, PLANT &                                                                                       -----      -----     -----
EQUIPMENT - net           7,012    7,055     6,784
                                                                DEFERRED INCOME TAXES                     865        826       865
                                                                                                          ---        ---       ---

                                                                MINORITY INTEREST                         436        -0-       509
                                                                                                          ---        ---       ---

GOODWILL, net of                                                SHAREHOLDERS' EQUITY:
  of amortization         2,612      -0-     2,562
                                                                Capital stock                           2,850      3,641     2,837
                                                                Warrants for common stock                 456       -0-        456
                                                                Retained earnings                       5,964      5,289     6,093
                                                                                                        -----      -----     -----

                                                                Total shareholders' equity              9,270      8,930     9,386

                        _______  _______   _______              Total liabilities and                 _______    _______   _______
Total Assets            $21,226  $16,539   $20,776                shareholders' equity                $21,226    $16,539   $20,776
                        =======  =======   =======                                                    =======    =======   =======

                    See notes to interim financial statements


                                VACU-DRY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



CASH FLOWS FROM OPERATING ACTIVITIES:                1998                1997
                                                     ----                ----

Net earnings (loss)                               $(129,000)            $95,000
                                                   ---------             ------

Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities -

  Depreciation and amortization expense            313,000              269,000
  Minority interest                                (73,000)              -0-

Changes in assets & liabilities -
  Accounts receivable, net                        (415,000)          (1,000,000)
  Income tax receivable                           (109,000)              -0-
  Inventories, net                                 (43,000)          (1,229,000)
  Prepaid expenses                                  95,000               39,000
  Accounts payable                                (489,000)           2,396,000
  Accrued expenses                                (156,000)               2,000
  Accrued payroll & related liabilities           (194,000)              42,000
  Income taxes payable                               -0-                 47,000
                                                -----------            ---------
     Total adjustments                          (1,071,000)             566,000
                                                -----------            ---------
  Net cash provided by (used for)
     operating activities                       (1,200,000)             661,000
                                                -----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (510,000)             (93,000)
                                                 ----------             --------
  Net cash used for investing activities          (510,000)             (93,000)
                                                 ----------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the line of credit            4,945,000            2,221,000
  Payments on line of credit                    (3,275,000)          (2,707,000)
  Principal payments of long-term debt            (192,000)            (139,000)
  Issuance of common stock                          13,000                6,000
                                                ----------             --------

  Net cash provided by (used for)
    Financing activities                         1,491,000             (619,000)
                                                ----------              --------

NET DECREASE IN CASH                              (219,000)             (51,000)

CASH AT THE BEGINNING OF THE YEAR                  385,000              283,000

                                                  --------             --------
TOTAL CASH AT THE END OF THE PERIOD               $166,000             $232,000
                                                  ========             ========



                    See notes to interim financial statements

                                VACU-DRY COMPANY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998


Note 1 -

The accompany fiscal 1999 and 1998 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the period presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 1998. The results of operations for the three month period ended September 30, 1998 are not indicative of the results that may be achieved for the entire year ending June 30,1999.

Due to the seasonal nature of the company's business, the prior year interim balance sheet is presented in the accompanying unaudited financial statement.

Reclassifications - Certain prior year amounts were reclassified to conform to the current year presentation.

Note 2 -  Inventories -

Inventories are stated at LIFO cost for Vacu-dry; FIFO cost for Made In Nature. The excess of current cost of the inventory over LIFO cost was $1,115,000 at September 30, 1998 and June 30, 1998. Inventories at September 30, 1998 and June 30, 1998, consisted of the following:

      Vacu-dry  -  LIFO
                                             9/30/98                   6/30/98
Finished goods                             $3,973,000                $4,695,000

Work in progress                              452,000                   470,000

Raw materials & containers                  1,187,000                   442,000
                                           ----------                ----------
                                            5,612,000                 5,607,000
       MINCO - FIFO

Finished goods                              2,320,000                 2,319,000
                                            ---------                 ---------

       Total inventories                   $7,932,000                $7,926,000
                                           ==========                ==========


Note 3 -          Statement of Cash Flows -

Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:
                                                   1998             1997
                                                   ----             ----

   Interest paid                               $   90,000       $   71,000
   Income taxes paid                           $    -0-         $    -0-

                                     PART II
                                OTHER INFORMATION


Item 1  -    Legal proceedings

             There are no material legal proceedings pending.


Item 2  -    Changes in Securities

             There are no material changes in securities.


             The Company's revolving line of credit agreement with its Bank dated (November 1, 1997), includes a covenant which prohibits the declaring or paying of any dividend or distribution in either cash, stock or any other property on the Company's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire declaring or paying of any dividend or distribution in either shares of any class of the Company's stock now or hereafter outstanding, without the prior approval by the Bank.


Item 3 -     Submission of Matters to a Vote of Security Holders.

             No matters were submitted to a vote of security holders during the period covered by this report.


Item 4 -     Exhibits & Reports on Form 8-K

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


Date:    November 13, 1998         /s/ Gary L. Hess
                                   -----------------------
                                   Gary L. Hess, President


Date:    November 13, 1998         /s/ Tom R. Eakin
                                   -----------------------
                                   Tom R. Eakin, VP Finance