Form 10-Q
period 1998-12-31
VACU DRY CO
filed 1999-02-16
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
           X   	of the Securities Exchange Act of 1934.
               For the quarterly period ended December 31, 1998 or


                 Transition Report Pursuant to Section 13
               	or 15(d) of the Securities Exchange Act of 1934.
                For the transition period from_______ to _______.


                     	Commission File Number 01912

                            	VACU-DRY COMPANY

           (Exact name of registrant as specified in its charter)



              California                       				94-1069729
        (State of incorporation)	           (IRS Employer Identification #)


100 Stony Point Road, Suite 200 Santa Rosa, California	    95401
(Address of principal executive offices)	               	(Zip Code)

Registrant's telephone number, including area code:  	707/535-4000

7765 Healdsburg Avenue, Sebastopol, California  95472
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: __X__   NO:____


As of February 12, 1999, there were 1,515,722 shares of common stock, no par value, outstanding.



Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISK AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998

The financial statements herein presented for the quarter and six months ended December 31, 1998, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented, are of a normal recurring nature unless otherwise stated. In June of 1998, Vacu-dry Company formed a new company, Made In
Nature Company, Inc. (MINCO), for the purpose of acquiring substantially all of the business and assets of Made In Nature, Inc., a natural foods marketer of organic consumer packaged goods. Accordingly, the results of operations of MINCO are included in the consolidated results herein.

Liquidity and Capital Resources

Because the Company's operations, except for MINCO, are seasonal, the Company's liquid resources normally fluctuate during the year. The Company experiences a normal seasonal decrease in production beginning in April. Inventories and related short-term borrowings are usually at their peak at this time. The slowdown in production normally extends through July and corresponds to the availability of raw fruit on an affordable basis. The Company's inventory ordinarily decreases during the period beginning in May and ending in September which creates a corresponding increase in liquidity. The normal operating cycle of the Company has been significantly affected by the recent high level of sales of food storage (canned goods) products. Consumer concerns over potential Year 2000 (Y2K) computer-related problems have resulted in demand that has significantly exceeded prior year's sales. These increased sales have required higher production and inventory levels during the current fiscal year. MINCO has contracts with organic growers and packers and is normally able to schedule production as needed to meet demand.

The Company experienced lower cash flow during the current fiscal quarter due to negative results from MINCO'S operations. MINCO's fiscal year-to-date sales and profitability have not met management's expectations. The Company is exploring new strategies in an attempt to achieve break-even results from MINCO operations by the end of the fiscal year. As a result of the acquisition of MINCO and the build-up of the food storage products, the debt to equity ratio increased from .82 in fiscal 1998 to 1.52 in fiscal 1999. The current ratio 2.20 for fiscal 1999 compares to 2.42 for the previous fiscal year. The decrease was due to higher accounts payable for the purchase of food storage ingredients.

Operating capital for the Company is obtained from external and internal sources. The Company's largest external source is a $5,000,000 revolving line of credit provided by a bank at the bank's prime rate. Under the terms of the revolving line of credit agreement, the Company can elect short term LIBOR financing or long term prime rate financing. As of December 31, 1998, the Company had $1,508,000 of available funds under the line of credit. This amount is less than the $2,806,000 of availability under the $4,500,000 revolving line of credit at December 31, 1997. The decline in available borrowings resulted from the Company's utilization of the revolving line to fund higher inventory levels particularly for the food storage products and funding the negative cash flow of MINCO. The Company has finalized a short-term agreement with its current lender to increase the existing bank line of credit to fund the increased working capital requirements associated with the higher food storage sales. During the quarter, the Company obtained longer term financing to fund the MINCO acquisition. The five-year term note in the amount of $2,100,000 is secured by real estate at a fixed interest rate of 7.365%. The agreement requires monthly principal and interest payments with the unpaid balance due December 1, 2003.


As of December 31, 1998, the Company was not in compliance with one of the covenants related to its outstanding debt. The Company has received a waiver . of this non-compliance by its bank. The Company's loan agreement with its bank includes a negative covenant prohibiting the declaring or paying of a dividend in cash, stock or any other property without the prior approval by the bank.

Excluding computer system expenditures which are expected to be financed through leasing arrangements, a capital expenditure budget of approximately $988,000 has been established by the Company for the 1999 fiscal year. These funds will primarily be used to purchase new and recondition existing equipment related to the manufacturing operation as well as to make certain structural repairs needed to maintain the value of building improvements. The Company anticipates financing these expenditures through internally generated funds.

The Company has reviewed its information technology (IT) systems and determined that it is not Year 2000 compliant. The Company has purchased new software, which is warranted to be Year 2000 compliant. In addition the Company has acquired new hardware on which to operate the new software. The Company has completed its assessment of its non-IT systems. All identified non-IT systems have been certified Year 2000 compliant by the original manufacturers. The Company has hired a consulting firm to manage the implementation of the software. The conversion for Vacu-dry and MINCO to this new system is expected to be completed by June 30, 1999. The conversion to the new software is divided into two Phases. Phase I for just the ingredient business is in the final stages of completion. The completion of the final Phase has been delayed until May 31, 1999. MINCO will begin their implementation on March 1, 1999 and is expected to complete all phases by May 31, 1999. We have allocated one month at the end of the conversion to make sure we have addressed all of the issues related to the conversion. A group of ten managers have formed an "Implementation Team" and are strongly supported by upper management. Both the Implementation Team and upper management are confident that the implementation can be completed by June 30, 1999. Management estimates that the total cost of the system will be approximately $900,000. The expenditures for the new system will primarily occur in fiscal 1999. As of December 31, 1998, the Company has expended approximately $350,000 of the total budget. The Company anticipates financing these costs through a lease agreement. The Company has assessed its risk relative to the Year 2000 issue and is confident that it can accomplish the conversion prior to December 31, 1999. If this conversion does not happen the Company would have to rely on PC based software to accomplish its normal business activities until the conversion can be completed.

Until recently, the Company has been successful in leasing all of its idle production facility other than a portion occupied by Product Development. The Company signed a long-term lease for approximately one-half of the previously vacated portion of this facility. The Company has secured a short-term lease, which expires February 28, 1999 for the balance of the available space. The Company is working to obtain a replacement tenant without a loss of income but has been unsuccessful to date. In addition, the Company continues to lease a portion of its current operating facility and has entered into a long-term lease with the primary tenant.

The Company and MINCO consolidated their corporate offices and moved into a new location in December 1998.


Results of Operations

Quarter

Net sales increased $1,627,000 or 21.7% in the second quarter of fiscal 1999. This increase was primarily due to food storage sales of $3,355,000, which represents an increase of $2,806,000 versus the prior year's sales of $305,000. MINCO'S sales for the quarter were $565,000. Declines in both the prices and volume for the remaining food ingredients business have partially offset the aforementioned higher sales.

Cost of sales for the quarter ended December 31, 1998 approximated those for the prior year: 78.3% versus 78.5% of net sales.

Selling, general and administrative expenses increased $924,000 or 129% in the second quarter. Of this change, approximately $652,000 is a result of MINCO. The remaining balance of $272,000 is a result of staffing increases and their related wages.

Interest expense increased $71,000 as a result of our increased average borrowings on the line of credit. This was due to funding needs for increased food storage sales and MINCO'S negative cash flow.


Year-to Date

Net sales increased $3,440,000 or 25.1% for the six months ended December 31, 1998. This increase was primarily due to second quarter food storage sales, currently as noted above. The portion of the increase due to the inclusion of MINCO'S sales was $1,258,000. Fiscal year-to-date sales for the food ingredients business have been adversely affected by competitive pricing. As a result of the growing concern regarding the Y2K issue, food storage product sales have been steadily increasing. As of the date of filing, we believe that it is prudent to forecast further increases as "Year 2000" (Y2K) and "end of the millennium" concerns are expected to build in 1999. We are optimistic about our prospects in this business but must maintain an appropriate level of caution. New competitors are continually entering this category. Even as concerns build over the Y2K issue, so do arguments that the concerns are unfounded or overblown. The increase in sales the Company is currently experiencing is expected to return to prior lower levels as we approach January 1, 2000, if not earlier. Until then, it is our challenge to rapidly, but cost effectively, build production capacity and scale up inventories without subjecting ourselves to undue risk associated with the anticipated decline in sales. At this time we are increasing our short-term capacity to meet the forecasted demand.

Cost of sales as a percent of net sales decreased from 83.7% as of December 31, 1997 to 82.2% as of December 31, 1998. The primary reason for the decrease was lower raw material costs. The effect of MINCO'S results in the consolidated costs of sales for fiscal 1999 was approximately 6.8% or $1,161,000.

Selling, general and administrative expenses increased $1,810,000 or 139% through the six months ended December 31, 1998. The portion of the increase due to the inclusion of MINCO was $1,427,000 or 110%. The remaining balance was due to increases in staffing and professional services.

Interest expense increased $104,000 as a result of our higher average borrowings on the line of credit. This was due to funding needs for increased food storage sales and MINCO'S negative cash flow.

The effective tax rate for the second quarter ended December 31, 1998 of 36% is comparable to the 37% incurred for the fiscal year ended June 30, 1998.





                            VACU-DRY COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             (UNAUDITED)
                        (Dollars in thousands)

                            Six Months      Six Months      Three Months	   Three Months
 	                           Ended            Ended		         Ended	       	  Ended
                            12/31/98         12/31/97	      	12/31/98	       12/31/97

REVENUES:

 	Net Sales	                 $17,129	         $13,689	         $9,108      	   $7,481
 	Other		                        373	             275	            193	            107
                         			________        	________       	________       	________
		Total revenue	              17,502	          13,964	          9,301          	7,588

Costs & Expenses

 	Cost of sales	              14,074	          11,457          	7,128          	5,870
 	S, G & A                     3,106	           1,296          	1,639             715
 	Interest                      	228	             124            	129            	 58
                         			________        	________       	________       	________
		Total cost & expenses	      17,408	          12,877          	8,896        	  6,643

EARNINGS BEFORE INCOME TAXES
	AND MINORITY	                    94           	1,087            	405	            945

MINORITY INTEREST	               132	               0             	59               0
		                         	________        	________       	________       	________
EARNINGS BEFORE INCOME TAXES	    226           	1,087            	464        	    945

PROVISION FOR INCOME TAXES	       35	             370	            144            	323
                         			________	        ________       	________       	________
NET EARNINGS	                   $191	            $717	           $320        	   $622

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
	Basic	                   	1,512,270	       1,643,668	      1,515,722 	     1,644,559
	Diluted	                 	1,539,843       	1,648,390      	1,539,827      	1,652,776

EARNINGS PER COMMON SHARE
	Basic	                       	$0.13           	$0.44          	$0.21	          $0.38
	Diluted	                     	$0.12           	$0.43          	$0.21        	  $0.38

                              See Notes to Interim Financial Statements

                               VACU-DRY COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                           (Dollars in thousands)

                    	  12/31/98	  12/31/97  	6/30/98  	  	                                    12/31/98   12/31/97  6/30/98
ASSETS		                                              	  LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT ASSETS:				                                      CURRENT LIABILITIES:

Cash                      $132       $155 	    $385     	Current maturities of long-term debt    $ 438       $595 	   $438

Accounts receivable      2,402     	2,722     2,298     	Accounts payable                        5,374     	2,904    3,789

Income tax receivable	     234         70      	163     	Accrued payroll & related liabilities	    939	       719	     936

Inventories	            12,376     	8,170    	7,926     	Accrued expenses	                         350	       233	     353

Prepaid expenses	          119         56       298      Income taxes payable                      -0- 	      256 	    -0-

Current deferred taxes     360	       240       360                                   	         ______	     _____   ______
                      	_______   	_______   	______
Total current assets   $15,623    $11,413  	$11,430     	Total current liabilities	             $7,101 	   $4,707  	$5,516

                                                      		 Borrowings under line of credit	        3,492	     1,694	   2,297

Property, plant &	                                      	Long term debt-net of
  equipment	, net        7,114      6,867	    6,784	      current maturities	                    4,020	     1,492	   2,203


                                                     				DEFERRED INCOME TAXES	                    865	       826	     865

                                                         MINORITY INTEREST	                        376	       -0- 	    509

                                                     				SHAREHOLDERS' EQUITY:
Goodwill ,
 net of amortization     2,708       -0-      2,562
                                                     				Capital stock	                          2,851	     3,650	   2,837
                                                        	Warrants for common stock                 456        -0-      456
                                                     				Retained earnings	                      6,284	     5,911	   6,093
                                                                           					                ______ 	   ______	  ______

                                                        	Total shareholders' equity	             9,591	     9,561	   9,386

                      _______   _______   	_______	      Total liabilities and	                _______	   _______	 _______
Total Assets	         $25,445  	$18,280	   $20,776         shareholders' equity	               $25,445	   $18,280	 $20,776

                           See notes to interim financial statements



                            VACU-DRY COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997



CASH FLOWS FROM OPERATING ACTIVITIES:	           1998	           1997

Net earnings	                                    $191	           $717

Adjustments to reconcile net earnings to net
	cash used for operating activities:
		Depreciation and amortization expense          	624	            541
		Deferred income tax provision                  	-0-             	(1)
		Minority interest                             	(132)           	-0-

	Changes in assets & liabilities:
		Accounts receivable, net                      	(148)        	(1,155)
		Income tax receivable                          	(70)           	-0-
		Inventories, net	                            (4,487)        	(3,115)
		Prepaid assets	                                 179             	75
		Accounts payable	                             1,457	          2,414
		Accrued payroll & related liabilities            	3            	180
		Accrued expenses                                	(5)	            60
		Income taxes payable	                           -0-            	256
		                                           	_______        	_______
		  Net adjustments                           	(2,579)          	(745)
		                                           	_______        	_______
 	  Net cash used for operating activities    	(2,388)           	(28)
			                                           _______        	_______
CASH FLOWS FROM INVESTING ACTIVITIES
	Capital expenditures	                           (891)          	(177)
		                                           	_______        	_______
		  Net cash used for investing activities	      (891)          	(177)
                                              _______         _______
CASH FLOWS FROM FINANCING ACTIVITIES:
	Borrowings under the line of credit	          12,812          	5,070
	Payments on line of credit	                  (11,617)        	(4,730)
	Principal payments of long-term debt	           (283)	          (278)
	Proceeds from MINCO financing	                 2,100	            -0-
	Issuance of common stock	                         14	             15
			                                           _______        	_______
		  Net cash provided by financing activities	  3,026	             77
                                           			_______        	_______
NET DECREASE IN CASH	                            (253)	          (128)

CASH AT THE BEGINNING OF THE YEAR	                385            	283
                                              			____           	____
TOTAL CASH AT THE END OF THE PERIOD	             $132	           $155



                 See notes to Interim Financial Statement



                               VACU-DRY COMPANY
                   	NOTES TO INTERIM FINANCIAL STATEMENTS
                    	SIX MONTHS ENDED DECEMBER 31, 1998


Note 1  - 		The accompanying fiscal 1999 and 1998 unaudited interim
            statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.
            These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 1998. The results of operations for the six month period ended December
            31, 1998 are not indicative of the results that may be achieved for the entire year ending June 30, 1999.

			         Due to the seasonal nature of the Company's business, the prior year interim balance sheet is presented in the accompanying unaudited financial statement.

            Reclassification - Certain 1997 amounts were reclassified to conform to the 1998 presentation.

Note 2  - 		Inventories  -
            Inventories are stated at LIFO cost for Vacu-dry; FIFO cost for MINCO. The excess of current cost of the inventory over LIFO cost was $914,000 at December 31, 1998 and $1,115,000 at June 30, 1998.

            Inventories at December 31, 1998 and June 30, 1998, consisted of the following:

                                   	 12/31/98	 	    6/30/98
					       Vacu-dry LIFO

              Finished goods	     	$6,073,000   	$4,695,000
              Work in progress    	   778,000   	   470,000
              Raw materials, &
                containers       		 3,308,000  		   442,000
                                    _________     _________
                                  $10,159,000  		$5,607,000
       					MINCO FIFO

         			  Finished goods		      2,217,000		   2,319,000
                                    _________     _________
      			   Total Inventories     $12,376,000	  	$7,926,000

Note 3  -		Statement of Cash Flows  -
           Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

                                   				  1998		  1997

                   Interest paid    		$198,000		$126,000
                   Income taxes paid 	$102,000		$114,000





                                   PART II
                              	OTHER INFORMATION

Item 1.	Legal Proceedings

        There are no legal proceedings pending.

Item 2.	Changes in Securities

        The Company's revolving line of credit agreement with its Bank dated November 17, 1998, includes a convenant which prohibits the declaring or paying of any dividend or distribution in either cash, stock or any other property on the Company's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire shares of any class of the Company's stock now or hereafter outstanding, without the prior approval by the Bank.

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


Date:	February 12, 1999                     	/s/ Gary L. Hess
                                          			_______________________
                                           		Gary L. Hess, President


Date:	February 12, 1999                     	/s/ Tom R. Eakin
		                                       		 	_______________________
                                          	 	Tom R. Eakin, VP Finance