Form 10-Q
period 1999-03-31
VACU DRY CO
filed 1999-05-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           Quarterly  Report  Pursuant  to  Section  13 or 15(d)
  X        of the  Securities Exchange Act of 1934.
-----      For the quarterly period ended March 31, 1999 or


           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from_______ to _______.


                          Commission File Number 01912

                                VACU-DRY COMPANY

             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------



         California                                          94-1069729
         ----------                                         -------------
(State of incorporation)                                   (IRS Employer
                                                            Identification #)


100 Stony Point Road, Suite 200 Santa Rosa, California              95401
------------------------------------------------------              ------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code              707/535-4000
--------------------------------------------------


---------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: __X__   NO:____


As of May 12, 1999, there were 1,517,503 shares of common stock, no par value, outstanding.

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

The financial statements herein presented for the quarter and nine months ended March 31, 1999, reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented , are of a normal recurring nature unless otherwise stated. In June of 1998, Vacu-dry Company formed a new company, Made In Nature Company, Inc. (MINCO), for the purpose of acquiring substantially all of the business and assets of Made In Nature, Inc., a natural foods marketer of organic consumer packaged goods. Accordingly, the results of operations of MINCO are included in the consolidated results herein.

Liquidity and Capital Resources
-------------------------------

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

The Company experienced lower cash flow during the current fiscal quarter due to the build-up of food storage inventories and negative results from MINCO'S operations. MINCO's fiscal year-to-date sales and profitability have not met management's expectations. The Company is exploring alternate strategies such as new products and expense reductions in many areas in an attempt to achieve break-even results from MINCO. However, there is no assurance that profitable operations can be achieved in the near term. As a result of the acquisition of MINCO and the build-up of the food storage products, the debt to equity ratio increased from .90 in fiscal 1998 to 1.60 in fiscal 1999. Also during the current fiscal year the Company obtained a $2,100,000 five year note to finance the MINCO acquisition. The current ratio 2.4 at March 31,1999 compares to 3.5 at March 31,1998. The decrease was due to higher accounts payable for the purchase of food storage ingredients.

Operating capital for the Company is obtained from external and internal sources. The Company's largest external source is a $8,000,000 revolving line of credit provided by a bank at the bank's prime rate. On April 20,1999, the company signed a new agreement with its existing bank which resulted in the line of credit being increased from $5,000,000 to $8,000,000. Under the terms of the revolving line of credit agreement, the Company can elect short term LIBOR financing or long term prime rate financing. Since it was anticipated that the Company would not have any availability under the previous $5,000,000 line of credit, a short-term loan from its current lender was arranged prior to March 31,1999. This borrowing was granted and included as part of the line of credit increase. At March 31,1998, the Company had $1,900,000 of availability under a $4,500,000 revolving line of credit. The decline in available borrowings resulted from the Company's utilization of the revolving line to fund higher inventory levels particularly for the food storage products and funding the negative cash flow of MINCO.

As of March 31, 1999, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The Company's loan agreement with its bank includes a negative covenant prohibiting the declaring or paying of a dividend in cash, stock or any other property without the prior approval by the bank.

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

The Company has reviewed its information technology (IT) systems and determined that it is not Year 2000 compliant. The Company has purchased new software, which is warranted to be Year 2000 compliant. In addition the Company has acquired new hardware on which to operate the new software. The Company has completed its assessment of its non-IT systems. All identified non-IT systems have been certified Year 2000 compliant by the original manufacturers. The Company has hired a consulting firm to manage the implementation of the software. The conversion for Vacu-dry and MINCO to this new system is expected to be completed by June 30, 1999. The conversion to the new software is divided into two Phases. Phase I for just the ingredient business was successfully completed on January 31,1999. The completion of the final Phase has been delayed until May 31, 1999. MINCO was also able to successfully install the new software on May 1,1999. We have allocated one month at the end of the conversion to make sure we have addressed all of the issues related to the conversion. A group of ten managers have formed an "Implementation Team" and are strongly supported by upper management. Both the Implementation Team and upper management are confident that the implementation can be completed by June 30, 1999. Management estimates that the total cost of the system will be approximately $900,000. The expenditures for the new system will primarily occur in fiscal 1999. As of March 31, 1999, the Company has expended approximately $800,000 of the total budget. The Company will finance these costs through a lease agreement. The Company has assessed its risk relative to the Year 2000 issue and is confident that it can accomplish the conversion prior to December 31, 1999. If this conversion does not happen the Company would have to rely on PC based software to accomplish its normal business activities until the conversion can be completed.

Until recently, the Company has been successful in leasing all of its idle production facility other than a portion occupied by the product development group. The Company signed a long-term lease for approximately one-half of the previously vacated portion of this facility. The Company is working to obtain a replacement tenant without a loss of income but has been unsuccessful to date. In addition, the Company continues to lease a portion of its current operating facility and has entered into a long-term lease with the primary tenant.


Results of Operations
---------------------


Quarter
-------
Net sales increased $6,592,000 or 106.2% in the third quarter of fiscal 1999. This increase was primarily due to record food storage sales primarily to one customer of $6,540,000, which represents an increase of $5,770,000 versus the prior year's sales of $770,00. However, since the Quarter's end the Company has experienced a significant decline in food storage sales and the level of future sales is uncertain. Also as a result of the decline, inventories of the food storage items are high.

MINCO'S sales for the current quarter were $550,000,there were no MINCO sales for the prior year. Declines in both the prices and volume for the remaining food ingredients business have partially offset the aforementioned higher sales.

Cost of sales for the quarter ended March 31, 1998 decreased from 80.6% to 72.2% of net sales. This decrease was a result of lower raw material costs and higher margins on the food storage line.

Selling, general and administrative expenses increased $727,000 or 69.2% in the third quarter. Of this change, approximately $600,000 is a result of MINCO. The remaining balance of $127,000 is a result of staffing increases and their related wages.

Interest expense increased $57,000 as a result of our increased average borrowings on the line of credit. This was due to funding needs for increased food storage inventory and MINCO'S negative cash flow.


Year-to Date
------------
Net sales increased $10,032,000 or 50.4% for the nine months ended March 31, 1999. This increase was primarily due to second and third quarter food storage sales, currently as noted above. The portion of the increase due to the inclusion of MINCO'S sales was $1,808,000. Fiscal year-to-date sales for the food ingredients business have been adversely affected by competitive pricing. As a result of the growing concern regarding the Y2K issue, food storage product sales have been at record levels. However, as of the date of this filing, we have returned to the lower normal levels for food storage sales with high amounts of unsold inventory on-hand. Since the Company is uncertain as to future revenue from the food storage line, the Company faces significant uncertainties in establishing inventory levels.

Cost of sales as a percent of net sales decreased from 82.7% as of March 31, 1998 to 77.9% as of March 31, 1999. The primary reason for the decrease was higher margins on food storage sales and lower raw material costs. The effect of MINCO'S results in the consolidated costs of sales for fiscal 1999 was approximately 5.4% or $1,622,000.

Selling, general and administrative expenses increased $2,514,000 or 107.1% through the nine months ended March 31, 1999. The portion of the increase due to the inclusion of MINCO was $2,027,000 or 80.7%. The remaining balance was due to increases in staffing and professional services

Interest expense increased $160,000 as a result of our higher average borrowings on the line of credit. This was due to funding needs for increased food storage inventory and MINCO'S negative cash flow.

The effective tax rate for the nine months ended March 31, 1999 of 38% is comparable to the 37% incurred for the fiscal year ended June 30, 1998.



                                                    VACU-DRY COMPANY
                                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                          (UNAUDITED)
                                                     (Dollars in thousands)

                                        Nine Months         Nine Months         Three Months      Three Months
                                        Ended               Ended               Ended             Ended
                                        3/31/99             3/31/98             3/31/99           3/31/98
                                        -----------         -----------         ------------      -------------


REVENUES:

     Net Sales                            $29,929          $19,897              $12,800             $6,208
     Other                                    523              417                  175                142
                                         --------          --------             --------          --------
          Total revenue                   $30,452          $20,314              $12,975             $6,350
                                         --------          -------               -------           --------

Costs & Expenses

     Cost of sales                         23,315            16,465                9,241             5,007
     Selling, general & administrative      4,859             2,345                1,778             1,051
     Interest                                 375               215                  147                90
                                         --------           --------             --------           ------
          Total cost & expenses           $28,549           $19,025              $11,166            $6,148
                                          -------           -------               -------           ------

EARNINGS BEFORE INCOME TAXES
       AND MINORITY                         1,903             1,289                1,809               202
MINORITY INTEREST                             180                 0                   46                 0
                                         --------          --------             --------          --------
EARNINGS BEFORE INCOME TAXES                2,083             1,289                1,855               202

PROVISION FOR INCOME TAXES                    723               438                  688                68
                                          -------          ---------            --------          --------
NET EARNINGS                               $1,360              $851               $1,167              $134
                                         ========          ========             ========          ========

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
       Basic                            1,513,411         1,604,779            1,515,742         1,525,274
                                        =========         =========             =========        =========
       Diluted                          1,547,902                --            1,564,067                --
                                        =========         =========

EARNINGS PER COMMON SHARE
       Basic                               $0.90             $0.53                 $0.77             $0.09
                                           =====             =====                 =====             =====
       Diluted                             $0.88                --                  0.75                --
                                           =====                                   ====

                    See Notes to Interim Financial Statements


                                                           VACU-DRY COMPANY
                                                      CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                        (Dollars in thousands)



                           3/31/99     3/31/98   6/30/98                                               3/31/99    3/31/98   6/30/98
                           -------     ------    -------                                               -------    -------   -------


CURRENT ASSETS:                                                  CURRENT LIABILITIES:

Cash                         $172        $194      $385         Current maturities of long-term debt    $ 438       $595      $438

Accounts receivable         3,478       2,570     2,298         Accounts payable                        5,938      1,369     3,789

Other receivables             816          16         0

Income tax receivable           0           0       163         Accrued payroll & related liabilities   1,021        761       936

Inventories                14,892       7,853     7,926         Accrued expenses                          395        318       353

Prepaid expenses               74          17       298         Income taxes payable                      452         30         0

Current deferred taxes        360         240       360                                                ______       ______   ______
                           -------     -------    ------

Total current assets       $19,792     $10,890   $11,430         Total current liabilities             $8,244       $3,073   $5,516
                                                                                                       ------        ------  ------
                                                                 Borrowings under line of credit        5,000        2,600    2,297

                                                                                                       ------        ------  ------


Property, plant &                                                 Long term debt-net of
  equipment, net             6,663       6,665     6,784            current maturities                  3,914        2,185    2,203
                                                                                                        -----        -----    -----



                                                                 DEFERRED INCOME TAXES                    865          826      865
                                                                                                          ---          ---      ---

                                                                 MINORITY INTEREST                        329            0      509
                                                                                                          ---           --      ---

                                                                 SHAREHOLDERS' EQUITY:

Goodwill, net of amortization 2,682           0    2,562
                                                                 Capital stock                           2,876       2,826    2,837
                                                                 Warrants for common stock                 456           0      456
                                                                 Retained earnings                       7,453       6,045    6,093
                                                                                                        ------      ------   ------
                                                                 Total shareholders' equity             10,785       8,871    9,386

                              _______     ______    _______      Total liabilities and                  _______      _____   ______
Total Assets                 $29,137      17,555    $20,776      shareholders' equity                   $29,137    $17,555  $20,776
                              =======     ======    =======                                             =======    =======  =======

                                                 See notes to interim financial statements





                                VACU-DRY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998






CASH FLOWS FROM OPERATING ACTIVITIES:                              1999                  1998
                                                                   ----                  ----

Net earnings                                                       $1,360                $851

Adjustments to reconcile net earnings to net cash used
for operating activities:
     Depreciation and amortization expense                            952                 821
     Deferred income tax provision                                    -0-                  (1)
     Minority interest                                               (180)                 -0-

 Changes in assets & liabilities:
     Accounts receivable, net                                      (1,226)                (949)
     Other receivables                                               (816)                  -0-
    Income tax receivable                                             163                   -0-
     Inventories, net                                              (7,001)              (2,798)
     Prepaid assets                                                   224                  114
     Accounts payable                                               1,999                  879
     Accrued payroll & related liabilities                             85                  222
     Accrued expenses                                                  42                  145
     Income taxes payable                                             452                   30
                                                                   -------              ------
       Net adjustments                                             (5,306)              (1,537)
                                                                   -------               ------
       Net cash used for operating activities                      (3,946)                (686)
                                                                   -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                (722)                (255)
                                                                    -------             -------
       Net cash used for investing activities                        (722)                (255)
                                                                    -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under the line of credit                                20,540                8,385
 Payments on line of credit                                        (17,837)              (7,139)
 Principal payments of long-term debt                                 (388)                (420)
 Proceeds from MINCO financing                                       2,100                   -0-
 Issuance of common stock                                               40                   26
                                                                    -------              -------
       Net cash provided by financing activities                     4,455                  852
                                                                    -------              -------
NET DECREASE IN CASH                                                  (213)                 (89)

CASH AT THE BEGINNING OF THE YEAR                                      385                  283

                                                                      ----                 ----
TOTAL CASH AT THE END OF THE PERIOD                                   $172                 $194
                                                                      ====                 ====



                    See notes to Interim Financial Statement

                                VACU-DRY COMPANY
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1999

Note 1 - The accompanying fiscal 1999 and 1998 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 1998. The results of operations for the nine month period ended March 31, 1999 are not indicative of the results that may be achieved for the entire year ending June 30, 1999.

          Due to the seasonal nature of the Company's business, the prior year interim balance sheet is presented in the accompanying unaudited financial statement.

          During the third quarter approximately 50% of sales were for food storage items to primarily one customer.

          Reclassification - Certain 1998 amounts were reclassified to conform to the 1999 presentation.

Note 2  - Inventories  -
          --------------
          Inventories are stated at LIFO cost for Vacu-dry; FIFO cost for MINCO. The excess of current cost of the inventory over LIFO cost was $657,000 at March 31, 1999 and $1,115,000 at June 30, 1998.

          Inventories at March 31, 1999 and June 30, 1998, consisted of the following:

                                            3/31/99             6/30/98
                                            -------             -------
          Vacu-dry LIFO
          -------------

          Finished goods                    $9,027,000        $4,695,000
          Work in progress                     982,000           470,000
          Raw materials, &
          containers                         2,871,000           442,000
                                             ---------         ----------
                                            12,880,000         $5,607,000

          MINCO FIFO
          ----------

          Finished goods                     2,012,000          2,319,000
                                             ---------          ---------

          Total Inventories                $14,892,000          $7,926,000
                                            ===========         ==========

Note 3  - Statement of Cash Flows  -
          --------------------------
          Interest and income tax payments and stock repurchase reflected in the Consolidated
          Statement of Cash Flows were as follows:

                                      1999              1998
                                      ----              ----

          Interest paid              $338,000         $210,000
          Income taxes paid          $108,000         $409,000
          Repurchase of stock
            through issuance of
            notes payable             -0-             $835,000

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings

                  There are no legal proceedings pending.

Item 2.           Changes in Securities

                  The Company's revolving line of credit agreement with its Bank dated April 20, 1999, includes a convenant which prohibits the declaring or paying of any dividend or distribution in either cash, stock or any other property on the Company's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire shares of any class of the Company's stock now or hereafter outstanding, without the prior approval by the Bank.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the period covered by this report.



Item 6.           Exhibits & Reports on Form 8-K

                  a.     Exhibits
                         27. Financial Data Schedule (by electronic filing only)

                  b.     Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1999                   /s/ Gary L. Hess
                                     -----------------------
                                     Gary L. Hess, President