Form 10-K
period 1999-06-30
VACU DRY CO
filed 1999-10-13
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                     For the fiscal year ended June 30, 1999

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.
                   For the transition period from ___ to ___.

                          Commission file number 0-1912

                                VACU-DRY COMPANY
             (Exact name of registrant as specified in its charter)

        California                                        94-1069729
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation of organization)                    Identification Number)
          100 Stony Point Road, Suite 200, Santa Rosa, California 95401
                    (Address of principal executive offices)

                                 (707) 535-4000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On September 30, 1999 non-affiliates of the Registrant held voting stock with an aggregate market value of $7,292,957 computed by reference to the average of the bid and asked prices of such stock on such date.

     As of September 30, 1999, there were 1,520,087 shares of common stock, no par value, outstanding.

     Portions of the following document are incorporated by reference:

     Proxy Statement for the 1999 Annual Meeting of Shareholders scheduled to be held November 22, 1999 is incorporated by reference into Part III of this report.

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Vacu-dry Company (the "Company") is including the following cautionary statement in this Annual Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. In addition to other factors and matters discussed elsewhere herein, these risks and uncertainties include, but are not limited to, uncertainties affecting the food processing industry, risks associated with fluctuations in the price and availability of raw materials, management of growth, adverse publicity affecting organic foods or the Company's products, and product recalls. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. The Company disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date hereof.

                                     PART I

Item 1.  Business.

Vacu-dry Company (the "Company" or "Vacu-dry") was incorporated in California on December 27, 1946 and has been engaged in the development, production and marketing of fruit products. As part of a strategic reorientation, on July 30, 1999 the Company sold certain assets related to its product lines of processed apple products and products containing processed apple products to Tree Top, Inc. ("Tree Top") for $12,000,000. The decision of the Board to approve the asset sale followed intensive efforts over a three-year period to evaluate and improve the returns achieved by the apple product lines. The following product lines which are used in or related to the apple product lines were not included in the sale: (i) processed apple products produced primarily by means of a vacuum drying process; (ii) products which contain both processed apple products and other processed fruit, nut or vegetable products, provided such other processed fruit, nut or vegetable products comprise ten percent (10%) or more of the finished product, by weight; (iii) products containing processed apple products that are packaged by or on behalf of Vacu-dry for retail sale; and,
(iv) organic and pesticide-free processed apple products. In August, 1999 the Company determined that these product lines, as well as the food storage product line, would be discontinued and held for sale. Vacu-dry is not selling any of its real estate holdings (see "PROPERTIES") nor any of the assets or business of its subsidiary Made In Nature Company, Inc.

     Prior to the sale of the apple product lines, the Company's products included low moisture and evaporated fruits, bulk apple juice, apple juice concentrate, private label drink mixes and low moisture food for the food storage market. After the sale, the Company will continue to market a broad line of packaged organic dried fruits and organic chilled, pasteurized fruit juices and drinks under the Made In Nature (R) brand.

     The Company's real estate activities for the past few years consisted of the leasing of an idle production site and rental of a small portion of space in its operating plant. However, with the recent closure of this facility as a result of the sale to Tree Top, the Company intends to convert all available space to industrial rentals by outside parties.

     On June 11, 1998, the Company acquired (through a subsidiary, Made In Nature Company, Inc. ("MINCO")) certain assets and liabilities of Made In Nature, Inc., a natural foods marketer. Made In Nature, Inc. was founded in 1989 and was the first company to introduce a line of branded certified organic fresh produce. Made In Nature, Inc. was sold to Dole Food Company in August, 1994. In April, 1996, Made In Nature, Inc.'s co-founder purchased all of its stock from Dole and redirected its marketing focus from fresh produce to packaged foods. In conjunction with the Company's acquisition of Made In Nature, Inc., Takanashi Milk Products Company of Japan (its largest ingredients customer) became a minority shareholder of MINCO.

     The Company's three largest customers accounted for approximately 35% of gross sales in 1999.

Industry Segment Information

     For the year ended June 30, 1999 the Company operates three reportable segments within the food industry: dried fruit ingredients which include evaporated and low moisture fruits and juices and long-term food storage (Perma-Pak), organic dried fruits and juices (Made In Nature), and real estate. For selective financial information relating to each industry segment see Note 17 to the Financial Statements for the year ended June 30, 1999.

     As mentioned previously, the Company has decided to discontinue the operations of its dried fruit ingredients and food storage product lines. See
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


                            Organic Packaged Products

     Business. Through its subsidiary, Made In Nature Company, Inc. ("MINCO"), the Company markets a broad line of packaged organic dried fruits and organic chilled and pasteurized fruit juices and drinks under the Made In Nature brand. The products are principally sold through brokers to natural food distributors and supermarkets in the United States and Canada. In addition, MINCO supplies leading food manufacturers, mostly in Japan, with organic fruit juice concentrates.

     Competition. In the organic food categories in which MINCO competes, the competition is relatively small. In the organic chilled beverage category (on a national basis), MINCO has two major direct competitors. In the organic dried fruit and vegetable category (on a national basis), MINCO has two major direct competitors. In the mass-market sector, MINCO has many large competitors, but none of these competitors is currently marketing an organic product. MINCO's growth will depend on its ability to continue to expand distribution in conventional supermarkets and in natural food specialty markets. Distribution through both channels presents significant marketing challenges, risks and distribution costs. There is no assurance that MINCO can achieve trade or
consumer   expansion  in  either   channel.   MINCO's   products  are  generally
premium-priced   and  may  be  sensitive  to  national  and  regional   economic
conditions.

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

     Licensing Agreements. Made In Nature brand fresh produce is sold under a licensing agreement with MINCO through New World Marketing LLC. In 1996, Made In Nature, Inc. licensed the use of its brand in Japan to Takanashi, which intends to market Made In Nature brand products throughout Japan.

     Organic Certification. The value of the Made In Nature brand is dependent on the organic certification. The loss of this certification would have a material adverse effect on MINCO. MINCO is dependent upon consumers' perception of the safety, quality, and possible dietary benefits of its products. As a result, substantial negative publicity concerning organic products, MINCO's products or the products of its licensees could have a material adverse effect on MINCO's business, financial condition or results of operations.

     The USDA has been developing the rules for the National Organic Program for eight years, as mandated in the Organic Food Protection Act of 1990. The proposed rules were released in early 1998 and were met with significant opposition. Due to this opposition the USDA is re-evaluating the proposed rules. If the USDA rules do not provide the restrictions emphasized in the opposition to the initial proposal, the image of "organic" by the consumer may be impaired and as a result negatively affect MINCO's sales.

     Inventories. MINCO's inventories of raw materials and finished goods on hand as of June 30, 1999 were $1,948,000. It is anticipated that building the Made In Nature brand will increase working capital requirements. MINCO has had net operating losses since acquisition in June 1998, and there can be no assurance that it can achieve profitable operations in the foreseeable future. Due to the performance of Made In Nature to date, the Company has recorded a charge of $2.9 million in the fourth quarter of fiscal 1999 to write-off the unamortized balance of goodwill.

                                   Real Estate

     The Company is seeking to lease all available space at its facilities to outside third parties. For a further discussion see Item 2, Properties.

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

         Industry and Competition. The low moisture food industry in the United States is comparatively small with only a few processors engaged in the dehydration of fruits to low moisture levels (2% to 5% moisture). The Company has had one major domestic competitor, a few smaller domestic competitors and several foreign competitors in the low moisture and evaporated businesses. Numerous processors compete in the business of producing bulk apple juice and concentrate.

         Sales and Marketing. The Company's sales have been worldwide but principally to manufacturers in the United States and Canada. The Company's products are primarily sold through brokers to major food processors, bakeries, food storage and food service operators and to federal and state institutions.

         Approximately 90% of the Company's sales have been generated from annual contracts that are normally written between August and November of each year. Most of these contracts are for one year. The sales price is normally fixed. During the fiscal year, the customer will order against these contracts, and the Company will invoice the customer based upon the price and other terms and conditions of the contract. The Company has incurred risk under these contracts because the total quantity of raw materials required to fulfill these contracts has normally not been procured at the time the contracts are written. More than half of the Company's raw material requirements historically have not been purchased under contract. If the price of raw materials increases or decreases, the Company has either benefitted from or absorbed these variances from what was budgeted. The Company's raw material costs and the related yield in processing has varied from year to year. This process has existed for many years, and the Company has experience in dealing with this risk.

         Sources of Supply. In terms of volume, apples have represented the major fruit handled by the Company. The Company's production facility was designed to process fresh fruit in addition to partially dehydrated dried fruits or vegetables. The sources of apple raw material supply have been individual apple growers, apple fresh packing operators and, in emergencies, other dried apple processors. The majority of the Company's raw apple supply has come from California. In some years, due to crop conditions, the percentage of fruit purchased from out-of-state sources may increase. In those years, the Company has incurred increased costs due to additional freight. The Company has striven to reflect such cost increases in selling price adjustments, but, when unsuccessful, it has absorbed such costs.

         Other important fruits, including peaches, apricots and prunes, have been obtained principally from dried fruit packing houses in California. For other supplies, including cans and packaging materials, the Company has drawn from a number of vendors.

         Seasonal Nature of Business. The business of producing evaporated apples, bulk apple juice and concentrate is seasonal, beginning in August and usually ending in March or April. In fiscal 1999, the Company changed its production plan, and as a result production was extended into September. With the pending closure of the plant every effort was made to convert all inventory items into marketable product.

                                  Food Storage

         Business. The Company manufactures a broad line of food storage products under the Perma-Pak label. Dried food ingredients are purchased or, in some cases, manufactured by the Company and canned utilizing a special process which creates a low oxygen environment, allowing prolonged shelf stability. Perma Pak products are sold with a guaranteed life of eight years from the date of manufacture.

         Sales and Marketing. Sales of Perma-Pak products are principally to a master distributor located in the United States, which creates food storage units designed to supply a family's nutritional needs for up to a year. These units contain both Perm- Pak and other products, and are sold by the master distributor through a multi-level marketing system. Current levels of Perma-Pak inventory are high (see below), and the Company is actively seeking new channels of distribution for its Perma-Pak product lines, including direct-to-consumer sales over an Internet web site.

         Sources of Supply and Inventory. Although certain dried fruit products contained in the Perma-Pak line are manufactured by the Compan, most supplies are drawn from a number of vendors. The Company expects that adequate supplies will be available. Current inventories include $831,000 of raw materials and $3,300,000 of finished goods, a high level relative to current weekly sales. This high level of inventory resulted from a rapid escalation in sales due to Year 2000 (Y2K) concerns, followed by a sudden and unexpected sales drop in March of 1999 as predictions of Y2K disruptions were tempered. A charge was taken in the fourth quarter of $3.5 million to write-down the Perma-Pak inventory to net realizable value.

Backlog

         With the sale of the Company's apple ingredients product line, comparative backlog information is no longer relevant. However, the Company anticipates that it will liquidate substantially all of the apple ingredients inventory by October 15, 1999. Pursuant to the agreement between Vacu-dry and Tree Top relating to sale of the apple product lines of business, Tree Top has agreed to purchase any such inventory remaining unsold as of September 30, 1999, other than distressed inventory, at its agreed purchase price as set forth in the agreement. Tree Top may not purchase more than $2,750,000 worth of inventory.

Trademarks

         The Company holds the following registered trademarks: Made In Nature, Apple Munchies, Noah's Ark, Fruit Galaxy, Perma-Pak and Pantri Reserve. As part of the apple product lines asset sale the Company sold the trade name and trademark rights of "Vacu-dry." The Company will seek shareholder approval of a new name and Nasdaq ticker symbol at the 1999 Annual Meeting to be held on November 22, 1999. Sales of trademarked goods has accounted for the majority of the Company's total sales. Made In Nature and Perma-Pak are the predominant trademarks of those listed above. The Made In Nature brand is important to the Company in connection with the sale of its branded organic products.

Research and Development

     For information on research and development expenditures, see Note 15 to the Financial Statements for the year ended June 30, 1999.

Environmental Matters

     The Company has complied with all governmental regulations regarding protection of the environment. No material capital expenditures are anticipated for environmental control facilities during the next fiscal year.

Employees

     The Company has normally employed an average of approximately 265 persons. The Company anticipates substantially reducing its workforce following the sale to Tree Top. The number of employees needed normally varied throughout each year and increased during periods of high production. Of the 265 employees, approximately 200 are represented by the General Truck Drivers, Warehouseman and Helpers Union, Teamsters Local #624. A collective bargaining agreement with those union employees expired June 30, 1999. Effects negotiations as required by Federal Law, were entered into between the union and the Company on June 24, 1999. During these negotiations a one year extension to the collective bargaining agreement with no changes was approved by the Company and the union. Effects negotiations between the Company and the union are continuing as of the end of the fiscal year.

Insurance

     The Company maintains product, property, and general liability insurance plus umbrella liability coverage. The Company does not carry any product recall coverage. While management feels the limits and coverage are adequate relative to the related risk, there is no assurance that this insurance will be adequate to protect the Company from product recall claims. A product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2.  Properties.

     The principal administrative offices for Vacu-dry and MINCO are located in Santa Rosa, California. Approximately 9,200 square feet of office space is leased through December, 2003. In view of the Company's significant reorientation, attempts are under way to sublease the current office space and to move to a smaller facility.

     The Company owns 15 acres of land and approximately 95,000 square feet under roof at 1365 Gravenstein Hwy So., Sebastopol, California. This facility (formerly described as Plant #1) was used for the dehydration of fruits to low moisture prior to the consolidation of this operation into the main processing plant (formerly described as Plant #2), located at 2064 Gravenstein Hwy No., Sebastopol, California. The Company is currently seeking to lease 100% of the leaseable square footage to third parties. The Company's research and development department was formerly located at this facility. The Company has a $2.1 million loan associated with this property which matures in December, 2003.

     The Company owns 66 acres of land and approximately 298,000 square feet under roof at 2064 Gravenstein Hwy. No., Sebastopol, California. With the closure of the plant as a result of the sale of the processed apple product lines, the Company intends to convert all of its former plant space to industrial rentals by outside parties. The available space includes offices, production buildings and cold storage. The Company has no debt associated with this facility.

Item 3.  Legal Proceedings.

     The Company has no material legal proceedings pending.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of the year ended June 30, 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded on the Nasdaq National Market System (symbol: VDRY).

     The quarterly high and low prices for the last two fiscal years were as follows:

                          Quarter Ending            Low Bid           High Bid
                            09/30/97                4-1/2              5-1/2
                            12/31/97                4-7/8              7-1/4
                            03/31/98                5-5/8              8-1/2
                            06/30/98                6-3/4              11
                            09/30/98                6-3/8              9-1/2
                            12/31/98                5-13/16            9-7/32
                            03/31/99                7                  14
                            06/30/99                5-5/8              10-1/4


     The above quotations were obtained from the NASDAQ monthly statistical reports.

     On September 30, 1999, the approximate number of holders of common stock was 646. On that date, the average of the high and low price per share of the Company's stock was $7.00. This price does not include dealer mark-ups, mark-downs or commissions.

     In the fourth quarter of fiscal 1994 and in the first three quarters of fiscal 1995, the Company declared a $.05 per share dividend. On April 27, 1995, as a result of the decline in sales and earnings, the Board of Directors suspended the quarterly dividends. The Company's loan agreement with its bank includes a negative covenant regarding the declaring or paying of a dividend in cash, stock or any other property. This covenant would need to be amended prior to the declaration of a dividend. At this time, the Company does not intend to reinstate a cash dividend plan.

Item 6.  Selected Financial Data.

YEAR ENDED (in thousands except per share amounts)


                                   1999     1998    1997    1996    1995
                                 -------  -------- ------  ------- -------

Total revenues                  $ 3,360   $  669   $ 537   $ 441    $  292
Net (loss) from continuing       (3,438)   (624)    (509)   (546)    (517)
operations
Net earnings loss from              509    1,523    1,026     980      712
discontinued operations
Net earnings                     (2,929)     899      517     434      195
Earnings per share from
continuing operations
         Basic                   (2.27)   (0.39)   (0.31)   (0.32)  (0.30)
         Diluted                 (2.27)                 -        -       -
Earnings per share from
discontinued operations
         Basic                    0.34      0.96     0.62     0.57    0.41
         Diluted                  0.33      0.95        -        -       -
Earnings Per Share
         Basic                   (1.93)     0.57     0.31     0.25    0.11
         Diluted                 (1.93)     0.56        -        -       -
Total Assets                    18,492    20,927   14,576   13,587  15,335
Long Term Debt                   2,860     2.203    1,808    1,628   2,105
Cash Dividends per Common           -         -        -        -    0.15
Share

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW

     Since the Company acquired certain of the assets and liabilities of Made in Nature, Inc. on June 11, 1998, Vacu-dry has operated in three business segments: industrial dried fruit ingredients, organic packaged foods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June, 1999. In August, 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business. As a result of these decisions, the ingredients business is considered a discontinued operation and its operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.

DISCONTINUED OPERATIONS

     In June, 1999 the Company announced an agreement, subject to shareholder approval (received July 26), to sell the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. At the same time, the Company also decided to close its only apple processing plant in Sebastopol, California. This sale is an important element in Vacu-dry's strategic plan to increase the return on its investments and thereby to increase shareholder value. Following completion of the sale, the Company determined in August, 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines include the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. As a result of these decisions, the Company has classified this business segment as a discontinued business. Accordingly, the Company has segregated the net assets of the discontinued operations in the Consolidated Balance Sheet at June 30, 1999, the operating results of the discontinued operations in the Consolidated Statements of Operations for fiscal 1999, fiscal 1998, and fiscal 1997 and the cash flows from discontinued operations in the Consolidated Statements of Cash Flows for fiscal 1999, fiscal 1998, and fiscal 1997.

     In Fiscal 1999, the Company recorded after-tax earnings from discontinued operations of $509,000. The after-tax earnings resulted from ingredients business sales of $35 million in fiscal 1999 versus $26 million in fiscal 1998. The increase in sales of $9 million was almost entirely in the food storage product line. After the allocation of selling, general and administrative expenses between continuing and discontinued operations, the ingredients business generated $901,000 of operating income in fiscal 1999 versus $2.4 million in Fiscal 1998. Included in cost of sales, however, in fiscal 1999 is the write-down of food storage inventories by $3.5 million to reflect estimated net realizable value. While the Company experienced exceptionally strong food storage sales through the third quarter of fiscal 1999, current market demand for food storage products has declined dramatically. As Management stated in the previous Form 10-Q for the period ended March 31, 1999, the Company had experienced a significant decline in food storage sales since the quarter's end. This resulted in high levels of inventory on hand and created significant uncertainties with respect to future revenues from the food storage line.

     The Company is actively marketing all of its discontinued product lines and has presented offering information to interested parties. There can be no assurances that there will be a sale of all or any of the remaining product lines.

     The decision to sell the industrial ingredients product lines is an effort by the Company to increase shareholder value by exiting businesses with low returns and high capital requirements. The transactions will provide financial resources to support the Company's real estate and other business opportunities.

RESULTS OF CONTINUING OPERATIONS

     The Company's continuing lines of business consist of the sales and marketing of organic packaged foods and beverages through the Company's subsidiary Made in Nature Company, Inc. and the leasing and development of the Company's real estate. The Company has been focusing on its Made In Nature operations throughout Fiscal 1999 and has reduced the selling, general and administrative staff from fourteen at July 1, 1998 to five at June 30, 1999. Sales were $2.6 million for the year ended June 30, 1999, resulting in a gross margin of $423,000 (16% of sales). Unlike its discontinued ingredients business, the Company does no processing of Made In Nature products. The Company uses contract packers and outside warehouses for the processing, packaging and distribution of its organic natural food products. The results of continuing operations for the year ended June 30, 1998 include the accounts of Made In Nature Company, Inc. for the 19-day period from acquisition (June 11, 1998) to year end.

     With the closure of its apple processing plant, a significant portion of the Company's future revenues will come from the Company's second business segment, real estate. The Company intends to develop its real estate largely for industrial rental.

SUBSEQUENT EVENT

     On July 26, 1999, the Company received the approval of its shareholders to sell certain intangible assets, including customer lists, certain trademarks and a non-competition agreement, and some equipment related to its processed apple product lines to Tree Top, Inc. In the first quarter of Fiscal 2000, the Company will record the sale.

     The terms of the sale included the payment of $12 million cash to Vacu-dry upon closing the transaction on July 30, 1999. Tree Top has also committed to the purchase of related product line inventories up to a maximum $2.75 million on September 30, 1999. The Company anticipates that the after-tax gain on the sale will be between $2 and $5 million, although there can be no assurance of this amount. The amount of the gain will vary depending upon the disposal value of assets not acquired by Tree Top, the level of severance and relocation costs, wind-down costs, transaction costs and identified liabilities. (Reference is hereby made to the Form 8-K filed July 26, 1999.)

     In addition, as part of the transaction, the Company sold the Vacu-dry trademark. Thus, the Company will be seeking shareholder approval prior to December 31, 1999 to change its name.

FISCAL 1999 COMPARED TO  FISCAL 1998

     Net Sales. The current year sales of $2.7 million are exclusively those of Made in Nature. This compares to $151000 of Made in Nature sales in Fiscal 1998. The prior year's sales were not significant since they represent less than a three-week period.

     Rental Revenue. The Company currently leases warehouse space in several buildings and a yard as well as excess space in its production facility. There are leases with twelve tenants that have varying terms ranging from month-to-month to eight years with options to extend. Substantially all available space at June 30, 1999 was under lease. Fiscal 1999 rental revenues increased 28% or $147,000 over Fiscal 1998. This increase was a result of higher market rental rates, CPI increases and the leasing of some previously vacant space.

     Cost of Goods Sold. The costs are related to the sales of Made in Nature products. The Company realized gross margins of $423,000 or 16% of sales in Fiscal 1999 versus $62,000 or 41% of sales in Fiscal 1998. However, due to the short period in Fiscal 1998, the fiscal years are not comparable.

     Selling, General & Administrative Expenses. Selling, general and administrative expenses include direct costs related to continuing operations and all general corporate costs. Only direct selling, general and administrative costs related to the ingredients business were allocated to discontinued operations in the Consolidated Statements of Operations.

     In fiscal 1999, selling, general and administrative expenses related to continuing operations increased $3.2 million from the prior year. This change was principally due to the inclusion of $2.7 million of additional selling, general and administrative expenses related to Made in Nature and additional costs incurred of $177,000 for the early buy-out of an employment agreement. General corporate expenses of $1.7 million were $450,000 higher than the prior year due to salaries and benefits associated with increased staffing, increased legal and professional fees resulting from the product line sale and temporary help.

     Write-down of Goodwill. Due to the continued operating losses of Made in Nature and uncertain prospects going forward, Management evaluated the recoverability of the unamortized goodwill of $2.9 at June 30, 1999 related to the Made in Nature Company, Inc. acquisition. It was determined that the estimated future cash flows were not sufficient to recover the goodwill's carrying value and a write-down was required.

     Interest Expense. Interest expense for both fiscal 1999 and Fiscal 1998 relates to continuing operations. It includes interest on mortgage debt, shareholder loans and the portion of interest expense internally charged to Made In Nature based on intercompany borrowings. Interest costs of $197,000 in fiscal 1999 and $276,000 in fiscal 1998 are included in discontinued operations.

     In fiscal 1999 interest expense from continuing operations increased $334,000 from the prior year. The Company's mortgage debt was not incurred until Fiscal 1999 and interest expense charged to Made in Nature represented only nineteen days in fiscal 1998.

     Income Taxes. The fiscal 1999 effective tax rate changed from a charge of 37% to a benefit of 43% due primarily to increased tax credits.

FISCAL 1998 COMPARED TO FISCAL 1997

     Net Sales. Sales were $151,000 in fiscal 1998 and zero in fiscal 1997. Sales relate completely to Made in Nature Company, Inc., which was not acquired until June, 1998.

     Rental  Revenue.  Rental  revenue in Fiscal 1998 was  comparable  to Fiscal
1997.

     Cost of Sales. Cost of sales relates solely to Made in Nature Company, Inc., which was not acquired until June, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $271,000 from the prior year, primarily as a result of adding Made in Nature Company, Inc. in June, 1998 and costs incurred in the exploration of new strategic initiatives.

     Interest Expense. Interest relating to continuing operations was $34,000 in Fiscal 1998 and zero in fiscal 1997. The 1998 costs relate solely to shareholder loans made during the year. Interest costs of $276,000 in Fiscal 1998 and $272,000 in Fiscal 1997 are included in discontinued operations.

     Income Taxes. The effective tax rate increased from 31 percent to 37 percent due primarily to decreased tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash of $548,000 at June 30, 1999, borrowings under its line of credit of $5.7 million and current maturities of long-term debt and capital leases of $1.6 million. Because the Company's operations have been subject to seasonality, liquid resources fluctuate during the year. The Company experiences a normal seasonal decrease in production in April. Inventories and borrowings are usually at their peak at this time. The slowdown in production normally extends through July, although production in the summer of 1999 continued through September when the production facility was permanently closed.

     In the first quarter of fiscal 2000 the Company will receive the $12 million proceeds from the sale of its processed apple product lines. The Company plans to use part of the proceeds to pay down the bank line of credit and to retire a significant portion of its long-term debt. There are also significant severance, termination and wind-down costs that will be incurred. The Company is also anticipating additional cash flow from the liquidation of its existing inventories and receivables and the sale of the remaining plant equipment.

     During fiscal 1999 the Company invested $379,000 in property, plant and equipment used in continuing operations and $820,000 used in discontinued operations.

     During the year the Company incurred $2.1 million in long-term mortgage debt which was used to fund the MINCO acquisition.

     Historically, the Company's operating capital has been obtained from a combination of internal and external sources. The largest external source has been a revolving line of credit provided by a bank at its prime rate of interest, which is secured by the Company's assets. As of June 30, 1999, the Company had an outstanding balance of $5.7 million on a maximum available line of $8 million. This credit facility was initially scheduled to expire in November 2000. However, as a result of the sale of the discontinued operations, the bank amended the agreement in August, 1999, reducing the maximum line of credit to $2 million with an expiration date of December 31, 1999. In the prior fiscal year, the Company had $2.3 million of debt outstanding as of June 30, 1998 on a maximum bank line of $4.5 million.

     As of June 30, 1999, the Company was not in compliance with certain financial covenants related to its outstanding debt. The Company received a waiver of the non-compliance from its bank.

     The total purchases of plant and equipment of $1.2 million consisted of the purchase of new and the reconditioning of existing equipment related to the manufacturing operation as well as certain structural repairs needed to maintain the value of building improvements.

     In fiscal 1998, the Company had performed a review of its information technology (IT) systems and determined that they were not year 2000 compliant. As a result, a new computer system with related hardware was installed during the current fiscal year at a cost of $1.1 million. The related IT expenditures were partially financed through capital lease arrangements of $840,000. These leases are divided into two components: one for hardware for $246,000, and the other for software, including installation by an outside consulting firm, for $594,000. The leases are payable over three and four years, respectively, and include a buy-out option. Management feels that upon the sale or close down of the discontinued operations, the new system may far exceed the Company's future requirements. The Company anticipates that the existing system will be written off in Fiscal 2000. The Company is at present exploring the purchase of a much simpler and less expensive system that is also year 2000 compliant.

     Until recently, the Company's real estate activities had consisted of the leasing of an idle production facility and rental of a small portion of space in its operating facility. Most of the previously existing space has been rented. With the closure of the plant as a result of the sale of the processed apple product lines, the Company intends to convert all of its former plant space to industrial rentals by outside parties. The new space available for leasing includes a mix of offices, production buildings and warehouses plus approximately 55,000 square feet of cold storage. The Company is actively seeking to attract wineries and food processors to occupy the space.

Item 8.  Financial Statements and Supplementary Data.


Independent Auditor's Report....................................        F-1

Consolidated Balance Sheets at June 30, 1999 and 1998...........        F-2

Consolidated Statements of Earnings for the years ended June 30, 1999,
  1998 and 1997.................................................        F-3

Consolidated Statements of Changes in Shareholders' Equity for the years
  ended June 30, 1999, 1998 and 1997............................        F-4

Consolidated Statements of Cash Flows for the years ended June 30, 1999,
  1998 and 1997.................................................        F-5

Notes to Consolidated Financial Statements......................        F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Vacu-dry Company:

We have audited the accompanying consolidated balance sheets of Vacu-dry Company (a California corporation) and Subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vacu-dry Company and Subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


San Francisco, California,
   September 17, 1999



                         VACU-DRY COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998


                                        ASSETS                                                1999             1998
CURRENT ASSETS:
   Cash                                                                                   $    548,000     $    385,000
   Accounts receivable, less allowances for uncollectible accounts of $291,000 and             327,000        2,254,000
     $58,000 in 1999 and 1998, respectively
   Prepaid income taxes                                                                        566,000          127,000
   Inventories, net of reserves of $378,000, and $1,114,000 in
     1999 and 1998, respectively,                                                            1,513,000        7,604,000
   Prepaid expenses                                                                            165,000          329,000
   Current deferred income taxes, net                                                        2,032,000          360,000
   Net assets of discontinued operations                                                     5,431,000                -
                                                                                         ---------------- ----------------
                Total current assets                                                        10,582,000       11,059,000
                                                                                         ---------------- ----------------
PROPERTY, PLANT, AND EQUIPMENT, net                                                          3,135,000        6,770,000
                                                                                         ---------------- ----------------
GOODWILL, net of accumulated amortization of $5,000 in 1998                                          -        3,098,000
                                                                                         ---------------- ----------------
NET ASSETS OF DISCONTINUED OPERATIONS                                                         4,449,000
                                                                                                          -
                                                                                         ---------------- ----------------
DEFERRED INCOME TAXES, net                                                                      326,000
                                                                                                          -
                                                                                         ================ ================
                Total assets                                                              $18,492,000      $ 20,927,000
                                                                                         ================ ================
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Borrowings under line of credit                                                        $  5,745,000     $          -
   Current maturities of long-term debt                                                      1,416,000          438,000
   Current portion of capital lease obligation                                                 209,000                -
   Accounts payable                                                                            542,000        3,940,000
   Accrued payroll and related liabilities                                                     437,000          936,000
   Other accrued expenses                                                                      183,000          353,000
                                                                                         ---------------- ----------------
                Total current liabilities                                                    8,532,000        5,667,000
                                                                                         ---------------- ----------------
BORROWINGS UNDER LINE OF CREDIT                                                                      -        2,297,000
                                                                                         ---------------- ----------------
LONG-TERM CAPITAL LEASE OBLIGATION                                                             590,000
                                                                                         ---------------- ----------------
LONG-TERM DEBT, net of current maturities                                                    2,860,000        2,203,000
                                                                                         ---------------- ----------------
DEFERRED INCOME TAXES, net                                                                           -          865,000
                                                                                         ---------------- ----------------
MINORITY INTEREST                                                                                    -          509,000
                                                                                         ---------------- ----------------
SHAREHOLDERS' EQUITY:
   Preferred stock:  2,500,000 shares authorized; no shares outstanding                              -                -
   Common stock:  5,000,000 shares authorized, no par value; 1,519,440 and 1,511,079         2,890,000        2,837,000
     shares outstanding in 1999 and 1998, respectively
   Warrants for common stock                                                                   456,000          456,000
   Retained earnings                                                                         3,164,000        6,093,000
                                                                                         ---------------- ----------------
                Total shareholders' equity                                                   6,510,000        9,386,000
                                                                                         ================ ================
                Total liabilities and shareholders' equity                                $ 18,492,000     $ 20,927,000
                                                                                         ================ ================
                             The  accompanying  notes  are an  integral  part of
these consolidated statements.


                         VACU-DRY COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997


                                                                                     1999           1998         1997
                                                                                 -------------- ------------- ------------

REVENUE:
   Net sales                                                                      $  2,657,000   $ 151,000     $       -
   Rental                                                                              665,000     518,000       537,000
   Other                                                                                38,000           -             -
                                                                                 -------------- ------------- ------------
                Total revenue                                                        3,360,000     669,000       537,000
                                                                                 -------------- ------------- ------------
COSTS AND EXPENSES:
   Cost of sales                                                                     2,234,000      89,000             -
   Selling, general, and administrative                                              4,772,000   1,545,000     1,274,000
   Write-down of goodwill                                                            2,935,000           -             -
   Interest                                                                            368,000      34,000             -
                                                                                 -------------- ------------- ------------
                Total costs and expenses                                            10,309,000   1,668,000     1,274,000
                                                                                 -------------- ------------- ------------
                Loss from continuing operations before minority interest and        (6,949,000)   (999,000)     (737,000)
                  provision for income taxes
   Minority interest                                                                   509,000       8,000             -
                                                                                 -------------- ------------- ------------
                Loss from continuing operations before benefit for income taxes     (6,440,000)   (991,000)     (737,000)
BENEFIT FOR INCOME TAXES                                                             3,002,000     367,000       228,000
                                                                                 -------------- ------------- ------------
                Net loss from continuing operations                                 (3,438,000)   (624,000)     (509,000)
                                                                                 -------------- ------------- ------------
DISCONTINUED OPERATIONS:
   Earnings from discontinued operations, net of income taxes                          509,000   1,523,000     1,026,000
                                                                                 ============== ============= ============
NET EARNINGS (LOSS)                                                               $ (2,929,000)  $ 899,000     $ 517,000
                                                                                 ============== ============= ============

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic                                                                           1,514,436     1,581,014     1,647,723
   Diluted                                                                         1,548,844     1,600,327     1,647,723

EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations:
     Basic                                                                           $(2.27)      $(0.39)       $(0.31)
     Diluted                                                                          (2.27)       (0.39)        (.31)
   Discontinued operations:
     Basic                                                                             0.34         0.96          0.62
     Diluted                                                                           0.33         0.95          0.62
   Net earnings (loss):
     Basic                                                                            (1.93)        0.57          0.31
     Diluted                                                                          (1.93)        0.56          0.31

The accompanying notes are an integral part of these consolidated statements.


                         VACU-DRY COMPANY AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997



                                                     Common Stock           Warrants for                       Total
                                              ----------------------------
                                                Number                        Common        Retained      Shareholders'
                                               of Shares       Amount          Stock         Earnings         Equity
                                              ------------- -------------- --------------- -------------- ----------------

BALANCE, JUNE 30, 1996                          1,713,354    $ 4,001,000     $        -     $ 4,677,000     $ 8,678,000

   Net earnings                                         -              -              -         517,000         517,000
   Repurchase of common stock                     (80,000)      (407,000)             -               -        (407,000)
   Issuance of common stock                         9,403         41,000              -               -          41,000
                                              ------------- -------------- --------------- -------------- ----------------

BALANCE, JUNE 30, 1997                          1,642,757      3,635,000              -       5,194,000       8,829,000

   Net earnings                                         -              -              -         899,000         899,000
   Repurchase of common stock                    (139,100)      (835,000)             -               -        (835,000)
   Issuance of common stock                         7,422         37,000              -               -          37,000
   Issuance of warrants                                 -              -        456,000               -         456,000
                                              ------------- -------------- --------------- -------------- ----------------

BALANCE, JUNE 30, 1998                          1,511,079      2,837,000        456,000       6,093,000       9,386,000

   Net loss                                             -              -              -      (2,929,000)     (2,929,000)
   Issuance of common stock                         8,361         53,000              -               -          53,000
                                              ============= ============== =============== ============== ================

BALANCE, JUNE 30, 1999                          1,519,440    $ 2,890,000     $  456,000     $3,164,000      $ 6,510,000
                                              ============= ============== =============== ============== ================

                             The  accompanying  notes  are an  integral  part of
these consolidated statements.


                         VACU-DRY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                                                              1999              1998              1997
                                                                         -----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings loss                                                         ($2,929,000)       $  899,000      $   517,000
                                                                         -----------------------------------------------------
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
       Income from discontinued operations                                      (509,000)       (1,523,000)      (1,026,000)
       Depreciation and amortization expense                                     488,000           333,000          332,000
       Write-down of goodwill                                                  2,935,000                 -                -
       Deferred income tax provision (benefit)                                (2,863,000)           27,000           64,000
       Minority interest                                                        (509,000)           (8,000)               -
       Changes in assets and liabilities:
         Accounts receivable, net                                               (103,000)                -                -
         Prepaid income taxes                                                   (439,000)          (57,000)         (70,000)
         Inventories, net                                                        806,000                 -                -
         Prepaid expenses                                                          5,000                 -                -
         Accounts payable                                                     (2,159,000)                -                -
         Accrued payroll and related liabilities                                 423,000                 -                -
         Accrued expenses                                                         30,000                 -                -
                                                                         -----------------------------------------------------
                                                                              (1,895,000)       (1,228,000)        (700,000)
                                                                         -----------------------------------------------------
                Net cash provided by (used in) continuing operations          (4,824,000)         (329,000)        (183,000)
                                                                         -----------------------------------------------------
                Net cash provided by discontinued operations                   1,050,000         1,402,000        1,106,000
                                                                         -----------------------------------------------------
                Net cash used in operating activities                         (3,774,000)        1,073,000          923,000
                                                                         -----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (379,000)          (89,000)        (115,000)
   Acquisition of Made In Nature, net of cash acquired                                 -          (297,000)               -
   Investing activities of discontinued operations                              (820,000)         (506,000)      (1,223,000)
                                                                         -----------------------------------------------------
                Net cash used for investing activities                        (1,199,000)         (892,000)      (1,338,000)
                                                                         -----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under the line of credit                                        26,924,000        11,245,000        8,030,000
   Payments on line of credit                                                (23,476,000)      (10,302,000)      (7,502,000)
   Proceeds from issuance of long-term debt                                    2,100,000                 -          805,000
   Principal payments of long-term debt                                         (465,000)       (1,059,000)        (483,000)
   Repurchase of common stock                                                          -                 -         (407,000)
   Issuance of common stock                                                       53,000            37,000           41,000
                                                                         -----------------------------------------------------
                Net cash provided by (used for) financing activities           5,136,000           (79,000)         484,000
                                                                         -----------------------------------------------------
NET INCREASE IN CASH                                                             163,000           102,000           69,000
CASH AT BEGINNING OF YEAR                                                        385,000           283,000          214,000
                                                                         =====================================================
CASH AT END OF YEAR                                                       $      548,000    $      385,000    $     283,000
                                                                         =====================================================
The accompanying notes are an integral part of these consolidated statements.


                         VACU-DRY COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Vacu-dry  Company  (Vacu-dry)  was  founded in 1946 and  through  June 30,  1999
operated  in  three  business  segments:   organic  products,  real  estate  and
ingredients. As of June 30, 1999, the Company discontinued its ingredients business and has sold or is in process of selling the assets related to this segment (see Note 2). The business included low-moisture fruits, bulk apple juice, apple juice concentrate, private label drink mixes, and low-moisture food products, which were sold to manufacturers principally in the United States and Canada.

The Company's organic products segment is operated through a separate subsidiary, Made In Nature Company, Inc. On June 11, 1998, Vacu-dry formed Made In Nature Company, Inc. (MINCO) upon the acquisition of certain assets and liabilities of Made In Nature, Inc. (see Note 3). MINCO is engaged in the business of marketing certified organic, packaged foods and chilled pasteurized beverages. The organic food industry in the United States is also comparatively small, with only a few organizations engaged in the marketing of organic dried fruits and chilled pasteurized beverages.

The Company's real estate operations include commercial property rented to third parties.

The consolidated company is referred to as the Company.

Vacu-dry's three largest customers accounted for approximately 35 percent, 17 percent and 22 percent of net sales in 1999, 1998 and 1997, respectively.

Basis of Presentation

The accompanying financial statements include the accounts of Vacu-dry and its 85 percent-owned subsidiary, MINCO. The accompanying consolidated statements of operations for the year ended June 30, 1998, include the accounts of MINCO for the period from June 11, 1998, to June 30, 1998. All significant intercompany transactions have been eliminated in consolidation.

Discontinued Operations

          In July 1999, the Company consummated the sale of its processed apple products business line to Tree Top, Inc. (see Note 2). Subsequent to the sale, the Company decided to discontinue its entire ingredients segment and is actively pursuing potential buyers for other product lines within this segment. The Company's continuing segments will consist of real estate management and rental operations as well as the operations of MINCO. As a result of this decision, Vacu-dry has classified its ingredients operations as discontinued operations and, accordingly, has segregated the net assets and liabilities of the discontinued operations in the consolidated balance sheet as of June 30, 1999; has segregated the operating results in the consolidated statements of operations for fiscal 1999, fiscal 1998, and fiscal 1997; and has segregated cash flows from discontinued operations in the consolidated statements of cash flows for fiscal 1999, fiscal 1998, and fiscal 1997. The notes to the consolidated financial statements reflect the classification of the ingredients operations as discontinued operations.



Supplemental Statements of Cash Flows Information

                                                            1999           1998            1997
                                                        ------------- ---------------- -------------

Cash paid for:
   Interest                                              $  528,000    $     309,000    $  264,000
                                                        ============= ================ =============

   Income taxes                                          $  783,000    $     657,000    $  381,000
                                                        ============= ================ =============

Supplemental disclosure of non-cash transactions:
Equipment purchased under capital lease obligations      $  799,000                -             -

                                                        ============= ================ =============
   Repurchase of common stock through issuance           $        -    $     835,000    $        -
     of notes payable
                                                        ============= ================ =============

   Details of acquisition of Made In Nature:
     Fair value of assets acquired                       $        -    $   5,374,000    $        -
     Liabilities assumed                                          -       (3,964,000)            -
     Creditor debt subsequently converted to equity               -         (517,000)            -
     Warrants issued                                              -         (456,000)            -
     Accrued acquisition costs                                    -         (101,000)            -
                                                        ------------- ---------------- -------------

                Cash paid                                         -          336,000             -

   Less:  Cash acquired                                           -          (39,000)            -
                                                        ============= ================ =============

                Net cash paid for acquisition            $        -    $     297,000    $        -
                                                        ============= ================ =============

Inventories

Vacu-dry's inventories (included in discontinued operations net of LIFO reserves of $412,000 and obsolescence reserves of $3,556,000) are stated at the lower of cost, using the last-in, first-out (LIFO) method, or market. MINCO's inventories are valued at the lower of cost, using the first-in, first-out (FIFO), method or market (Note 4).

Property, Plant, and Equipment

Property and equipment acquired in connection with the acquisition of Made In Nature were recorded at estimated fair value on the acquisition date. All other property, plant, and equipment are stated at cost. The machinery and equipment of the ingredients segment are included in net assets of discontinued operations (see Note 2). Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

     Buildings and improvements                        10 to 40 years
     Machinery and equipment                            3 to 15 years


Property, plant, and equipment (excluding those assets classified as part of discontinued operations) consist of the following as of June 30:

                                                       1999               1998
                                              ---------------------------------

     Land                                     $      231,000     $      231,000
     Buildings and improvements                    6,908,000          6,604,000
     Machinery and equipment                         129,000         11,348,000
     Construction in progress                              -            390,000
                                              --------------- -----------------

       Total property, plant, and equipment        7,268,000         18,573,000

     Accumulated depreciation                     (4,133,000)       (11,803,000)
                                              ================ =================

       Net property, plant, and equipment     $    3,135,000     $    6,770,000
                                              ================ =================

Improvements  that  extend  the  life  of  the  asset  are  capitalized;   other
maintenance and repairs are expensed. The cost of maintenance and repairs was $1,041,000 in 1999, $1,142,000 in 1998, and $936,000 in 1997.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

During fiscal 1998, the Company acquired certain assets and liabilities of MINCO (Note 3). This acquisition was accounted for under the purchase method, with the excess of cost over management's estimated fair value of the net assets acquired of $2,567,000 allocated to goodwill. Subsequent to the purchase date, goodwill was adjusted upward by $536,000 to $3,103,000.

During 1999, management reviewed the estimated future cash flows related to this operation and deemed them to be insufficient to fully recover the carrying value of the assets acquired. Accordingly, the Company recognized a $2,935,000 impairment expense during the fourth quarter of fiscal 1999 to write-off all unamortized goodwill as of June 30, 1999. The net carrying amounts of all other MINCO assets are considered to be fully recoverable.

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

Revenue

The Company recognizes revenue upon shipment of the product, and recognizes rental income as earned.

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

Earnings per Common Share

Basic earnings per common share are computed by dividing net earnings by the weighted average number of shares of stock outstanding during the period. Diluted earnings per common share include the impact of stock options using the treasury stock method, if dilutive.

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

New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pension Plans and Other Postretirement Benefits and SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities". In 1999, the FASB issued SFAS No. 137, deferring the effective date of SFAS No. 133. SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Other than net earnings (loss), the Company does not currently have comprehensive income. In accordance with SFAS 131, the Company has disclosed segment information for its two remaining separately identified operating segments. SFAS No. 132 is not expected to impact the Company's financial reporting. The Company will adopt SFAS 133 in 2002.

Reclassifications

Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the current year presentation adopted for fiscal 1999 and as required with respect to discontinued operations.

2.  DISCONTINUED OPERATIONS:

In July, 1999, the Company consummated an asset purchase agreement (the Purchase Agreement) with Tree Top, Inc. The Purchase Agreement governs the sale of all intangible assets (primarily trademarks, knowhow and customer lists) and certain of the equipment relating to the Company's processed apple products line. Although the Purchase Agreement excludes other product lines within the Company's ingredient segment, the Company is actively seeking buyers for the remaining product lines of the ingredients segment and plans to discontinue production of all ingredients segment products by June 30, 2000. Consequently, the ingredients segment has been presented as a discontinued operation in the accompanying consolidated financial statements. The purchase price for the sale of the processed apple products line of $12,000,000 was paid in cash at the closing date of the sale on July 30, 1999. In addition, equipment with a net book value of $1,478,000 was sold for $500,000. In addition, any apple products remaining unsold in inventory at September 30, 1999, other than distressed inventory, will be purchased by Tree Top, Inc. at an agreed-upon price not to exceed $2,750,000. Tree Top, Inc. is not assuming any of the Company's liabilities. In connection with the Purchase Agreement, the Company and certain shareholders, directors, and management will agree not to compete with Tree Top, Inc. in processed apple product lines for a period of three to ten years. In addition, as part of the transaction, the Company sold the Vacu-dry trademark. Thus, the Company will be seeking shareholder approval prior to December 31, 1999 for a new name and ticker symbol.

During the first quarter of fiscal year 2000, the Company will record a net after-tax gain from the sale of the processed apple products line and the disposal of the remaining product lines of the ingredients segment. The net after-tax gain will include $12,000,000 of proceeds from the sale offset by a) the write-down of assets related to the ingredients segment to their estimated net realizable value (assets which were impaired as a direct result of the decision to discontinue the segment and sell the apple product line), b) costs to be incurred in closing the discontinued segment (consisting primarily of severance costs, professional fees, relocation costs and lease buy-outs), and c) estimated operating losses to be incurred during the wind-down period. Management expects such costs to be significant.

Summarized historical information of the discontinued operations is as follows:


                                                           Fiscal Year Ended June 30

                                                  ---------------- ----------------- ----------------
                                                       1999              1998             1997
                                                  ---------------- ----------------- ----------------
Income statement data:
   Revenues                                       $  35,221,000    $  26,012,000       $23,896,000
   Costs and expenses                               (34,320,000)     (23,592,000)      (22,410,000)
                                                  ---------------- ----------------- ----------------
     Operating income                                   901,000        2,420,000         1,486,000
   Income tax expense                                  (392,000)        (897,000)         (460,000)
                                                  ---------------- ----------------- ----------------
   Income from discontinued operations, net of    $     509,000     $  1,523,000     $   1,026,000
     income taxes
                                                  ================ ================= ================

Balance sheet data:                               June 30, 1999
                                                  -------------
  Accounts receivable, net of reserves of         $   2,287,000
    $172,000
  Inventories, net of reserves of $3,968,000          7,202,000
  Prepaid expense                                       323,000
                                               ----------------
     Total current assets of discontinued             9,812,000
     operations
                                               ----------------
   Property, plant, and equipment, net                4,448,000
                                               ----------------
     Total assets of discontinued operations         14,260,000
                                               ----------------

   Accounts payable                                   3,388,000
   Accrued payroll and related liabilities              812,000
   Other accrued expenses                               180,000
                                               ----------------
     Total liabilities of discontinued               4,380,000
      operations
                                               ================
     Net assets of discontinued operations       $   9,880,000
                                               ================

Included in the above inventory  reserve is a charge of $3,464,000 to write-down
Perma-Pak inventory to net realizable value.



3.   ACQUISITION OF MADE IN NATURE:

On April 22, 1998, Made In Nature Company, Inc. (MINCO) was formed for the purpose of acquiring certain assets and liabilities of Made In Nature, Inc. On June 11, 1998, Vacu-dry acquired the assets and certain liabilities of Made In Nature, Inc. In addition to the assumption of certain liabilities, Vacu-dry paid $336,000 in cash and issued to Made In Nature, Inc. and its primary shareholder a total of 112,000 warrants to purchase Vacu-dry's common stock at $8.00 per share, expiring through June 2003. The warrant price was equal to the market price of the Company's stock on June 11, 1998. The value assigned to the warrants at acquisition date was $456,000 and is included in equity as warrants for common stock. Subsequent to the purchase, Vacu-dry entered into an agreement with a creditor of Made In Nature, Inc. whereby this creditor converted its debt into a 15 percent equity interest in MINCO. The acquisition was accounted for using the purchase method of accounting. The excess of purchase price over the estimated fair values of assets acquired and liabilities assumed of $3,103,000 was recorded as goodwill and was being amortized on a straight-line basis over 20 years during fiscal 1999. During the fourth quarter of fiscal 1999, the Company's analysis showed that cash flow projections did not support the recorded value of MINCO goodwill. Consequently, a charge of $2,935,000 was recorded to write-off the unamortized balance of MINCO goodwill. All other MINCO assets are considered recoverable. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:


Assets:
   Current assets                                           $  2,230,000
   Property and equipment                                         41,000
                                                         ---------------

                Total assets                                   2,271,000
                                                         ---------------

Liabilities:
   Other current liabilities                                   1,369,000
   Creditor debt subsequently converted to equity                517,000
   Short-term notes payable                                    2,095,000
   Other long-term debt                                          500,000
                                                         ---------------
                Total liabilities                              4,481,000
                                                         ---------------
                Net liabilities acquired                    $  2,210,000
                                                         ===============

Goodwill is calculated as follows:

   Cash purchase price                                      $    336,000
   Acquisition costs                                             101,000
   Value of warrants issued                                      456,000
   Excess of liabilities assumed over assets acquired          2,210,000
                                                         ---------------
   Goodwill                                                 $  3,103,000
                                                         ===============

Subsequent to the purchase date goodwill was adjusted upward by $536,000 from $2,567,000 to $3,103,000.

The following unaudited pro forma condensed consolidated results of continuing operations for the years ended June 30, 1998 and 1997, are presented as if the Made In Nature acquisition had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations. Consolidated results of operations for the year ended June 30, 1999, are presented in the accompanying consolidated statements of earnings in continuing operations.

                                                  1998             1997
                                            ---------------- ----------------
                                                       (unaudited)

Net sales                                   $   4,767,000    $   4,899,000
Net loss                                       (1,648,000)      (1,793,000)
Basic loss per common share                       $(1.04)          $(1.09)

4.  INVENTORIES:

Inventories  at  June  30  (excluding   those  assets   classified  as  part  of
discontinued operations) consist of the following (LIFO cost for Vacu-dry; FIFO cost for MINCO):

                                                      1999             1998
                                                ---------------- ---------------

Finished goods                                    $     195,000    $  6,692,000
Work in process                                               -         470,000
Raw material and containers                           1,318,000         442,000
                                                 --------------- ---------------

                Total                             $   1,513,000    $  7,604,000
                                                ================ ===============

5.  BORROWINGS UNDER LINE OF CREDIT:

Borrowings under the line of credit are secured by Vacu-dry's inventory and accounts receivable. Interest accrues monthly at the bank's prime lending rate.

                                            1999                   1998
                                       --------------------------------------

  Balance at June 30                       $5,745,000                $2,297,000
  Maximum amount available                 $8,000,000                $4,500,000
    under the line of credit
  Average borrowings                       $3,684,000                $1,078,000
  Maximum borrowings                       $5,851,000                $2,316,000
  Interest at                                 Prime                     Prime
  Interest rate at June 30                    7.75%                     8.50%
  Weighted average interest rate              7.98%                     8.62%
  Expiration date                     November 1, 2000          November 1, 1999

     In accordance with the covenants of the revolving line of credit note with the Company's bank, the Company will not, without prior written consent of the bank, declare or pay any dividend or distribution either in cash, stock, or any other property on the Company's stock now or hereafter outstanding. No dividends were declared in fiscal 1999, 1998, or 1997. Among the restrictions under the line of credit are provisions that require the Company to maintain certain financial ratios. The Company obtained a waiver for the repurchase of stock during fiscal 1998 (see Note 8) and amended a financial covenant during 1998 to remain in compliance with the agreement. The Company was in violation of a financial ratio covenant as of June 30, 1999 for which it obtained a waiver as of June 30, 1999. Subsequent to June 30, 1999, the line of credit was paid in full with a portion of the proceeds from the Tree Top sale. Consequently, the amount outstanding under the line as of June 30, 1999 is classified as current in the accompanying consolidated financial statements. In August, 1999, the bank amended the line of credit agreement, reducing the maximum line of credit to $2,000,000. This amended line of credit expires on December 31, 1999.

6. LONG-TERM DEBT:

Long-term debt consists of the following:
                                                                                     1999            1998
                                                                                --------------- ---------------

Note payable:  five-year consolidation note, interest fixed at                   $           -   $     67,000
   7.83 percent, interest and principal due monthly, paid in full during
   1999
Note payable:  seven-year consolidation note, interest fixed at                        932,000      1,147,000
   7.75 percent, interest and principal due monthly, paid in full in
   August 1999
Note payable:  five-year note, interest at the yield of 30-day commercial              434,000        592,000
   paper (6.37 percent at June 30, 1999) plus 2.1 percent, interest and principal due monthly, paid in full in August 1999
Notes payable:  unsecured five-year notes resulting from repurchase of                 835,000        835,000
   stock, interest at 8.5 percent, interest due monthly, principal due on
   January 20, 2003
Note payable:  five-year note, interest fixed at 7.19 percent, interest              2,075,000              0
   and principal due monthly, maturing in November 2003, secured by real property
                                                                                --------------- ---------------
                Total                                                                4,276,000      2,641,000
Less:  Current maturities                                                           (1,416,000)      (438,000)
                                                                                --------------- ---------------
                Long-term debt                                                   $   2,860,000   $  2,203,000
                                                                                =============== ===============

The Company paid off all of the above debt in September 1999, except for the real property loan and the stockholder notes, which are expected to be paid off based on the normal payment schedules. Interest related to these debts, as well as interest related to the operations of MINCO is included in continuing operations. Remaining interest expense of $197,000 is included in earnings from discontinued operations.

Maturities of long-term debt are as follows:

   Year Ending
     June 30
   -----------
      2000                    $  1,416,000
      2001                          55,000
      2002                          59,000
      2003                       2,746,000
      2004                               -
                             ===============
            Total            $   4,276,000
                             ===============

7.   INCOME TAXES:

The following is a summary of the Company's provision for income taxes:

                                       1999             1998          1997
                                ------------------- ------------- -------------

Current:
   Federal                       $  238,000          $  486,000    $  257,000
   State                             15,000              71,000        39,000
Deferred:
   Federal                       (2,168,000)             49,000       (50,000)
   State                           (695,000)            (76,000)      (14,000)
                                =================== ============= =============
     Provision (benefit)        $(2,610,000)         $  530,000    $  232,000
                                =================== ============= =============

The components of the provision (benefit) related to continuing operations and discontinued operations are as follows:

                                        1999             1998           1997
                                   ---------------- --------------- ------------

Continuing operations              $(3,002,000)      $( 367,000)     $( 228,000)
Discontinued operations                392,000          897,000         460,000
                                   ================ =============== ============
     Provision (benefit)           $(2,610,000)      $  530,000      $  232,000
                                   ================ =============== ============

A reconciliation of the income tax provision to the expected provision at the federal statutory income tax rate is as follows:

                                        1999            %        1998         %        1997        %
                                  ------------------ -------- ------------ -------- ------------ ------

Provision (benefit) at federal       $(2,056,000)      34%      $  486,000   34%      $  253,000   34%
  statutory rate
State taxes, less federal tax           (370,000)       6           88,000    6           47,000    6
  benefit
Tax credits and other                   (184,000)       3          (44,000)  (3)         (68,000)  (9)
                                  ================== ======== ============ ======== ============ ======
   Total provision (benefit)         $(2,610,000)      43%      $  530,000   37%      $  232,000   31%
                                  ================== ======== ============ ======== ============ ======


Temporary differences that gave rise to deferred tax assets and liabilities for 1999 and 1998 were as follows:

                                                      1999           1998
                                                 -------------- --------------

Deferred tax assets:
   Employee benefit accruals                        $155,000      $ 140,000
   Unicap and inventory reserves                   1,741,000        246,000
   Tax credit carryforwards                          117,000         22,000
   State income taxes                                 22,000         13,000
   Bad debt reserves                                 186,000         18,000
   Goodwill                                          963,000              -
   Other                                              10,000        (16,000)
                                                 -------------- --------------
                Total deferred tax assets          3,193,000        423,000
                                                 -------------- --------------
Deferred tax liabilities:
   Depreciation                                     (782,000)      (879,000)
   Property taxes                                    (52,000)       (49,000)
                                                 -------------- --------------
                Total deferred tax liabilities      (834,000)      (928,000)
                                                 -------------- --------------
                                                 $ 2,358,000    $  (505,000)
                                                 ============== ==============

At June 30, 1999, the Company has state alternative minimum tax credit carryforwards of $22,000 and various other state tax credits of $95,000 to offset future state taxable income.

8. STOCK REPURCHASE:

During the year ended June 30, 1998, the Company repurchased 139,100 shares from three existing shareholders in exchange for notes payable in the amount of $835,000. The purchase price was determined based upon the market price at or about the time of the negotiated transaction. There were no repurchases during fiscal 1999.

9.   STOCK APPRECIATION RIGHTS PLAN:

The Company has a stock appreciation rights (SAR) plan as an incentive for key employees. Under the SAR plan, key employees are granted rights entitling them to market price increases in the Company's stock. At June 30, 1999 and 1998, 100,000 SARs were authorized. A summary of the outstanding SARs is as follows:

                                  Rights Outstanding
                                      at June 30
                               --------------------------
  Price per Right                  1999          1998
  ---------------              --------------------------

      $2.69                        1,600         4,550
       3.75                          750         1,600
       4.31                            -         1,500
       4.63                          500         6,500
       5.63                            -           200
       8.88                        1,000         2,000
       9.63                        3,000         3,000
                               ============= ============
                                   6,850        19,350
                               ============= ============

All rights are granted at fair market value at the date of grant. Rights generally vest ratably over a period from the second to the sixth anniversary date of the grant. The SAR liability and expense or credit recorded quarterly is based on the market price of the Company's stock as of the balance sheet date. In 1999, 1998, and 1997, the Company increased (decreased) Selling, General, and Administrative expenses by ($41,000), $43,000, and ($4,000), respectively, in order to reflect the current SAR liability.

10.  EMPLOYEE STOCK PURCHASE PLAN:

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

                                                     Shares       Average Price
                                                      Issued        per Share
                                                    ---------- ----------------

                                 1999                   8,361         $6.34
                                 1998                   7,422          4.98
                                 1997                   9,403          4.26


11.  EMPLOYEE STOCK OPTION PLAN:

During 1996, the Board of Directors (the Board) approved a stock option plan (the Plan) for employees and nonemployee consultants covering 90,000 shares of common stock. In 1998, the Plan was amended to cover 150,000 shares of common stock. In 1999, the Plan was again amended to include 275,000 shares of common stock. The Plan includes incentive stock options (ISOs) and nonqualified stock options (NSOs). Some of the terms and conditions of the Plan are different for ISOs and NSOs. The purchase price of each ISO granted will not be less than the fair market value of the Company's common shares at the date of grant. The purchase price of each NSO granted shall be determined by the Board in its absolute discretion, but in no event shall such price be less than 85 percent of the fair market value at the time of grant. NSO and ISO options granted are exercisable for ten years from the date of grant.

The number of shares available for granting future options was 63,826 as of June 30, 1999, 60,526 as of June 30, 1998, and 526 as of June 30, 1997.

During May 1999, the Company modified its 1996 Stock Option program (the Plan) to include all nonbargaining employees. The modification allowed all employees who were employed as of April 26, 1999, to participate in the Plan, resulting in the issuance of 122,500 stock options. The options vest at 25 percent on the first anniversary date of grant. Each option shall terminate 10 years after the date of grant, or upon termination of the employee's relationship with the Company. The employee is allowed a period of 90 days after the termination date before the options expire.

A summary of the status of the Company's stock option plan at June 30, 1999, and changes during the year ended are presented in the table below:

                                                         Weighted Average
                                                          Exercise Price
                                        Options
                                  --------------------- --------------------


Balance, June 30, 1998                     89,474            $ 5.00
   Granted                                122,500              8.00
   Cancelled                                 (800)             8.00
   Exercised                                    -                 -
                                  ===================== ====================

Balance, June 30, 1999                    211,174            $ 6.73
                                  ===================== ====================

Options outstanding, exercisable, and vested by price range at June 30, 1999, are as follows:

  Exercise          Options         Weighted Average     Weighted Average
   Price        Outstanding at        Remaining           Fair Value of
                June 30, 1999       Contractual Life    Options Granted, at
                                                             grant date

 $ 5.00            89,474               6.8                   $ 2.00
   8.00           121,700               9.5                     4.24
               ===============                          =====================

                  211,174                                       3.29
               ===============                          =====================

The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized for employee grants of options under the plan. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                             1999           1998         1997
                                       ----------------- ----------- ----------

Net income (loss):
   As reported                          $ (2,929,000)      $ 899,000  $  517,000
   Pro forma                              (2,995,000)        854,000     472,000
Basic earnings per share:
   As reported                             (1.93)            0.57        0.31
   Pro forma                               (1.98)            0.54        0.29
Diluted earnings per share:
   As reported                             (1.93)            0.56        0.31
   Pro forma                               (1.98)            0.53        0.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 1999 grants and 1996 grants, respectively: weighted average risk-free interest rate of 5.13 and 6.61 percent; expected dividend yield of 0 percent; expected life of four and five years for the Plan options; expected volatility of 63.85 and 37.44 percent.

12. EARNINGS PER SHARE CALCULATION:

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." The following table provides the detail of the basic and diluted earnings per share computations for continuing operations for the years ended June 30, 1999 and 1998:


                                                                1999                               1998
                                                  ---------------------------------   -------------------------------
                                                       Diluted          Basic             Diluted         Basic
                                                  ---------------------------------   -------------------------------

Net loss from continuing operations                $(3,438,000)       $(3,438,000)       $(624,000)      $(624,000)

Weighted average shares outstanding                   1,514,436         1,514,436        1,581,014       1,581,014

Earnings (-loss) per common share and common            ($2.27)         ($2.27)            ($0.39)        ($0.39)
   share equivalent from continuing operations


In 1999 and 1998, the effect of potentially dilutive stock options has not been computed because the effect would be anti-dilutive given the loss from continuing operations.

13.  COMMITMENTS:

MINCO and Vacu-dry have purchase agreements with certain growers, processors, and raw material vendors to provide the Company with products and services to be used in the normal course of operations. The aggregate purchase commitments as of June 30, 1999, under these agreements was approximately $75,000 for MINCO and $333,000 for Vacu-dry (the discontinued operation).

The Company leases office space under operating leases that expire through 2004. In addition, the Company leases computer software and hardware under capital leases expiring through April 2003. Interest on capital leases is imputed at 7.4% with the book value of the leased equipment at $766,000 as of June 30, 1999. At June 30, 1999, future minimum rental payments for capital and operating leases are as follows:

                                  Capital Leases         Operating Leases

     2000                       $    261,000           $    176,000
     2001                            261,000                176,000
     2002                            246,000                176,000
     2003                            143,000                176,000
     2004                                  -                 81,000
                                 -----------           -------------

                                $    911,000           $    785,000

Less:  Amounts allocated
  to interest                       (112,000)
                                -------------

Present value of net
  minimum payments                   799,000

Less:  Current maturities           (209,000)
                                =============

Long-term capital obligations        590,000
                                =============

Rental expense under operating leases was $403,000 in 1999, $259,000 in 1998, and $244,000 in 1997.

The Company has been leasing warehouse space, generating revenues of $665,000 in 1999, $518,000 in 1998, and $537,000 in 1997. The leases have varying terms, which range from month-to-month to expiration dates through 2007. Future minimum lease income as of June 30, 1999, is as follows:

        Year Ending
          June 30

     ----------------
     2000                        $    650,000
     2001                             532,000
     2002                             424,000
     2003                             414,000
     2004                             414,000
     Thereafter                       780,000
                                ===============
            Total                $  3,214,000
                                ===============

14.  RETIREMENT PLANS:

The Company has a contributory retirement savings and profit-sharing plan covering nonunion employees. The Company contributes one and one-half times the first 3 percent of employee contributions to the retirement savings plan. Profit-sharing contributions are derived using a specific formula based upon the Company's earnings. Company contributions to the retirement savings and profit sharing plan are funded currently and were approximately $69,000 in 1999, $148,000 in 1998, and $79,000 in 1997. The employer's contributions for any fiscal year may not exceed the amount lawfully deductible by the Company under the provisions of the Internal Revenue Code.

The Company contributes to a defined contribution plan for employees covered by collective bargaining agreements. These contributions, funded currently, were $628,000 in 1999, $477,000 in 1998, and $335,000 in 1997.

15.  RESEARCH AND DEVELOPMENT:

The Company sponsors research activities relating to the development of new products and the improvement of existing products. The cost of such activities charged to expense was $391,000 in 1999, $370,000 in 1998, and $321,000 in 1997.

16. RELATED-PARTY TRANSACTIONS:

A member of the Company's Board is a member of the law firm that serves as the Company's general counsel. During 1999, 1998, and 1997, the Company incurred $124,000, $168,000, and $28,000, respectively, for legal services from this firm. Amounts payable to this firm as of June 30, 1999, totaled $97,000.

The Company entered into an agreement with a member of the Board to provide consulting services to the Company during the 1997 fiscal year. The Company recorded an expense of $30,000 in fiscal 1997 related to this agreement.

During fiscal 1999, the Company incurred $150,000 for consulting services from a current shareholder of the Company.

17.  OPERATING SEGMENTS:

The Company has three reportable segments: organic products (MINCO), real estate, and ingredients. MINCO is engaged in the business of marketing certified organic packaged foods and chilled pasteurized beverages. Real estate includes the leasing of the Company's owned real estate to third parties under various operating leases. The Company is discontinuing the operations of its ingredients segments (see Notes 1 and 2).

The Company evaluates the performance of and allocates resources to the reportable segments based on operating income. The accounting policies of the segments are the same as those described in Note 1.

The following summarizes reporting segment data for fiscal years 1998, 1997 and 1996:

                                                          Fiscal Year Ended June 30, 1999
                                      ----------------------------------------------------------------------------
                                       Organic       Real Estate    Discontinued    Adjustments   Consolidated
                                                                    operations          (2)
                                                                       (1)
                                      --------------------------------------------------- ------------------------
Total sales and rental income          $2,695,000    $665,000                                       $3,360,000

Operating income (loss)
   from continuing
   operations before taxes
   and minority interest               (5,544,000)      8,000                      (1,413,000)      (6,949,000)

Depreciation and amortization             183,000     305,000                                          488,000

Interest expense                          189,000     179,000                                          368,000

Expenditures for purchases of fixed
assets                                     74,000     305,000         820,000                        1,199,000

Total long-lived assets, net              109,000   3,026,000                                        3,135,000

Total assets                            $2,688,000 $5,924,000      $9,880,000                      $18,492,000



                                                           Fiscal Year Ended June 30, 1998
                                       -------------------------------------------------------------------------
                                        Organic       Real Estate     Discontinued    Adjustments   Consolidated
                                                                      operations         (2)
                                                                         (1)
                                       -------------------------------------------------------------------------
Total sales and rental income            $151,000    $518,000                                         $669,000

Operating income (loss) from
   continuing operations before
   taxes and minority interest
                                          (90,000)     31,000                          (940,000)      (999,000)
Depreciation and amortization
                                            5,000     328,000     769,000                            1,102,000
Interest expense                                       -           34,000                               34,000

Expenditures for purchases of
fixed assets                               55,000      34,000     506,000                              595,000
Payments for intangibles and other
other                                   3,103,000           -           -                            3,103,000

Total expenditures for long-lived
assets                                  3,158,000      34,000     506,000                            3,698,000

Total long-lived assets, net               55,000   3,027,000   6,786,000                            9,868,000
                                       ========================================================================
Total assets                           S6,296,000  $3,469,000 $11,162,000                          $20,927,000
                                       ========================================================================

                                                           Fiscal Year Ended June 30, 1997
                                       ------------------------------------------------------------------------
                                        Organic     Real Estate   Discontinued   Adjustments     Consolidated
                                                                  operations        (2)
                                                                     (1)
                                       ------------------------------------------------------------------------
Total sales and rental income               -        $537,000                                          $537,000

Operating income (loss) from
   continuing operations before
   taxes and minority interest              -         447,000                   (1,184,000)            (737,000)

Depreciation and amortization               -         332,000       693,000                           1,025,000

Interest expense                            -               -

Expenditures for purchases of fixed
assets                                      -         115,000     1,223,000                           1,338,000
Total long-lived assets, net                -       3,321,000     6,547,000                           9,868,000

Total assets                                -      $3,913,000   $10,663,000                         $14,576,000


(1) Discontinued operations adjustments reflect assets and expenditures related to the discontinued operations.

(2) Adjustments relate to items historically included with the discontinued segment in management's internal reporting, or not allocated to either segment.
These items are not included in discontinued operations for financial reporting purposes in accordance with Accounting Principles Board Statement no. 130, "Disclosures About Segments of an Enterprise and Related Information".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Items 10, 11, 12 and 13.

         The information required in Items 10, 11, 12 and 13 will be included in the definitive Proxy Statement for Registrant's 1999 Annual Meeting of
Shareholders or in an amendment to the Form 10-K under cover of Form 8. The information required in this Part III will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

I.       Documents filed as part of this Report:

         (a)(1)   Financial Statements

         The information required by this Item appears in Item 8 of this Annual Report on Form 10-K.

         (a)(2)   Financial Statement Schedules

         Financial statement schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes thereto.

         (a)(3)   Exhibits

Exhibit No.   Document Description
----------    --------------------
3.1(1)        Articles of Incorporation, as amended to date

3.2(2)        ByLaws, as amended to date

10..1(3) Employment Agreement between Vacu-dry Company and Gary L. Hess dated March 14, 1996

10.2(2)       Stock Appreciation Rights Plan

10..3(4)      1996 Stock Option Plan, as amended

10.4(5)       1993 Employee Stock Purchase Plan

10.5(6) Agreement dated June 11, 1998 between MIN Acquisition Corp., Vacu-dry Company and Global Walk, Inc.

10.6(6) Co-Sale Agreement dated June 11, 1998 between Vacu-dry Company and Global Walk, Inc.

10.7(6) Asset Purchase Agreement dated June 11, 1998 between Vacu-dry Company, MIN Acquisition Corp., Made In Nature, Inc. and Gerald
              E. Prolman

10.8(6) Warrant to Purchase Common Stock dated June 11, 1998 issued by Vacu-dry Company to Made In Nature, Inc.

10.9(6) Warrant to Purchase Common Stock dated June 11, 1998 issued by Vacu-dry Company to Gerald E. Prolman

10.10(7) Asset Purchase Agreement dated June 21, 1999 between Vacu-dry Company and Tree Top, Inc.

11            Computation of Per Share Earnings

21            Subsidiaries of the registrant

23            Consent of Independent Public Accountants

27            Financial Data Schedule (EDGAR Filing Only)


---------------------

(1) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988

(2) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

(3) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996

(4) Incorporated by reference to the registrant's Registration Statement on Form S-8 (No. 333-84295) filed on August 2, 1999

(5) Incorporated by reference to the registrant's Registration Statement on Form S-8 (No. 033-70870) filed on October 27, 1993

(6) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998

(7) Incorporated by reference to Annex A to the registrant's Consent Statement on Schedule 14A filed on July 14, 1999

         (b)      Reports on Form 8-K

                  During the quarter ended June 30, 1999, the Company filed one Current Report on Form 8-K. The Form 8-K, dated June 24, 1999, reported the signing of an agreement dated June 21, 1999 between Vacu-dry and Tree Top, Inc., pursuant to which Vacu-dry agreed to sell substantially all of its assets relating to its product lines of processed apple products and products containing apple products.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 11, 1999             VACU-DRY COMPANY


                                            By: /s/ Gary L. Hess
                                                ------------------------------
                                                 Gary L. Hess
                                                 Chief Executive Officer
                                                 President
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                             TITLE                     DATE
----------                             -----                     ----
/s/ Gary L. Hess            Chief Executive Officer, Chief   October 11, 1999
---------------------       Financial Officer, President,
Gary L. Hess                and Director


/s/ Edward Koplovsky        Director                         October 11, 1999
--------------------
Edward Koplovsky


/s/ Roger S. Mertz          Director                         October 11, 1999
--------------------
Roger S. Mertz


/s/ Frederic Selinger       Director                         October 11, 1999
--------------------
Fredric Selinger


                            Director                         October 11, 1999
--------------------
Craig Stapleton


/s/ Donal Sugrue            Director                         October 11, 1999
--------------------
Donal Sugrue