Form 10-K/A
period 1999-06-30
VACU DRY CO
filed 1999-10-28
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                     For the fiscal year ended June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                       For the transition period from to .

                          Commission file number 0-1912

                                VACU-DRY COMPANY
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
             CALIFORNIA                            94-1069729
--------------------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
--------------------------------------------------------------------------------
   incorporation of organization)            Identification Number)
--------------------------------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On September 30, 1999 non-affiliates of the Registrant held voting stock with an aggregate market value of $7,292,957 computed by reference to the average of the bid and asked prices of such stock on such date.

As of September 30, 1999, there were 1,520,087 shares of common stock, no par value, outstanding.

Portions of the following document are incorporated by reference: NONE

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

       INVENTORIES. MINCO's inventories of raw materials and finished goods on hand as of June 30, 1999 were $1,948,000. It is anticipated that building the Made In Nature brand will increase working capital requirements. MINCO has had net operating losses since acquisition in June, 1998, and there can be no assurance that it can achieve profitable operations in the foreseeable future. Due to the performance of Made In Nature to date, the Company has recorded a charge of $2.9 million in the fourth quarter of fiscal 1999 to write-off the unamortized balance of goodwill.

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

       Approximately 90% of the Company's sales have been generated from annual contracts that are normally written between August and November of each year. Most of these contracts are for one year. The sales price is normally fixed. During the fiscal year, the customer will order against these contracts, and the Company will invoice the customer based upon the price and other terms and conditions of the contract. The Company has incurred risk under these contracts because the total quantity of raw materials required to fulfill these contracts has normally not been procured at the time the contracts are written. More than half of the Company's raw material requirements historically have not been purchased under contract. If the price of raw materials increases or decreases, the Company has either benefited from or absorbed these variances from what was budgeted. The Company's raw material costs and the related yield in processing has varied from year to year. This process has existed for many years, and the Company has experience in dealing with this risk.

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

                                  FOOD STORAGE

       BUSINESS. The Company manufactures a broad line of food storage products under the Perma-Pak label. Dried food ingredients are purchased or, in some cases, manufactured by the Company and canned utilizing a special process which creates a low oxygen environment, allowing prolonged shelf stability. Perma-Pak products are sold with a guaranteed life of eight years from the date of manufacture.

       SALES AND MARKETING. Sales of Perma-Pak products are principally to a master distributor located in the United States, which creates food storage units designed to supply a family's nutritional needs for up to a year. These units contain both Perma-Pak and other products, and are sold by the master distributor through a multi-level marketing system. Current levels of Perma-Pak inventory are high (see below), and the Company is actively seeking new channels of distribution for its Perma-Pak product lines, including direct-to-consumer sales over an Internet web site.

       SOURCES OF SUPPLY AND INVENTORY. Although certain dried fruit products contained in the Perma-Pak line are manufactured by the Company, most supplies are drawn from a number of vendors. The Company expects that adequate supplies will be available. Current inventories include $831,000 of raw materials and $3,300,000 of finished goods, a high level relative to current weekly sales. This high level of inventory resulted from a rapid escalation in sales due to Year 2000 (Y2K) concerns, followed by a sudden and unexpected sales drop in March of 1999 as predictions of Y2K disruptions were tempered. A charge was taken in the fourth quarter of $3.5 million to write-down the Perma-Pak inventory to net realizable value.

                                     BACKLOG


       With the sale of the Company's apple ingredients product line, comparative backlog information is no longer relevant. However, the Company anticipates that it will liquidate substantially all of the saleable apple ingredients inventory by October 15, 1999. Pursuant to the agreement between Vacu-dry and Tree Top relating to sale of the apple product lines of business, Tree Top has agreed to purchase any such inventory remaining unsold as of September 30, 1999, other than distressed inventory, at its agreed purchase price as set forth in the agreement. Tree Top may not purchase more than $2,750,000 worth of inventory.


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's Common Stock is traded on the Nasdaq National Market System (symbol: VDRY).

       The quarterly high and low prices for the last two fiscal years were as follows:

            QUARTER ENDING         LOW BID           HIGH BID
            --------------         -------           --------
            9/30/97                4-1/2             5-1/2
            12/31/97               4-7/8             7-1/4
            03/31/98               5-5/8             8-1/2
            06/30/98               6-3/4             11
            09/30/98               6-3/8             9-1/2
            12/31/98               5-13/16           9-7/32
            03/31/99               7                 14
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

ITEM 6.  SELECTED FINANCIAL DATA.

YEAR ENDED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     1999         1998         1997         1996      1995
                                                 ----------- -----------------------------------------------
        Total revenues                              $3,360         $669         $537         $441      $292
        Net (loss) from continuing operations       (3,438)        (624)        (509)        (546)     (517)
        Net earnings (loss) from discontinued
        operations                                     509        1,523        1,026          980       712
        Net earnings                                (2,929)         899          517          434       195
        Earnings per share from continuing
        operations
                 Basic                               (2.27)       (0.39)       (0.31)       (0.32)    (0.30)
                 Diluted                             (2.27)                        -            -         -
        Earnings per share from discontinued
        operations
                 Basic                                0.34         0.96         0.62         0.57      0.41
                 Diluted                              0.33         0.95            -            -         -
        Earnings Per Share
                 Basic                               (1.93)        0.57         0.31         0.25      0.11
                 Diluted                             (1.93)        0.56            -            -         -
        Total Assets                                18,492       20,927       14,576       13,587    15,335
        Long Term Debt                               2,860        2.203        1,808        1,628     2,105
        Cash Dividends per Common Share                  -            -            -            -      0.15

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

                        RESULTS OF CONTINUING OPERATIONS

       The Company's continuing lines of business consist of the sales and marketing of organic packaged foods and beverages through the Company's subsidiary Made in Nature Company, Inc. and the leasing and development of the Company's real estate. The Company has been focusing on its Made In Nature operations throughout fiscal 1999 and has reduced the selling, general and administrative staff from fourteen at July 1, 1998 to five at June 30, 1999. Sales were $2.6 million for the year ended June 30, 1999, resulting in a gross margin of $423,000 (16% of sales). Unlike its discontinued ingredients business, the Company does no processing of j, a significant portion of the Company's future revenues will come from the Company's second business segment, real estate. The Company intends to develop its real estate largely for industrial rental.

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

                       FISCAL 1999 COMPARED TO FISCAL 1998

       NET SALES. The current year sales of $2.7 million are exclusively those of Made in Nature. This compares to $151,000 of Made in Nature sales in fiscal 1998. The prior year's sales were not significant since they represent less than a three-week period.

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

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $271,000 from the prior year, primarily as a result of adding Made in Nature Company, Inc. in June 1998 and costs incurred in the exploration of new strategic initiatives.

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

       During fiscal 1999, the Company invested $379,000 in property, plant and equipment used in continuing operations and $820,000 used in discontinued operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Independent Auditor's Report.............................................     14
Consolidated Balance Sheets at June 30, 1999 and 1998 and 1997...........     15
Consolidated Statements of Earnings for the years
ended June 30, 1999, 1998 and 1997.......................................     16
Consolidated Statements of Changes in Shareholders' Equity for
the years ended June 30, 1999, 1998 and 1997.............................     17
Consolidated Statements of Cash Flows for the years ended June
30, 1999, 1998 and 1997..................................................     18
Notes to Consolidated Financial Statements...............................     19

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

ARTHUR ANDERSEN LLP



San Francisco, California,
    September 17, 1999

                         VACU-DRY COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

           ASSETS                                                          1999         1998
                                                                     -----------------------------
CURRENT ASSETS:                                                                  $               $
  Cash                                                                     548,000         385,000
  Accounts receivable, less allowances for uncollectible accounts of
    $291,000 and $58,000 in 1999 and 1998, respectively                    327,000       2,254,000
  Prepaid income taxes                                                     566,000         127,000
  Inventories, net of reserves of $378,000, and $1,114,000 in 1999
    and 1998, respectively                                               1,513,000       7,604,000
  Prepaid expenses                                                         165,000         329,000
  Current deferred income taxes, net                                     2,032,000         360,000
  Net assets of discontinued operations                                  5,431,000               -
                                                                     -----------------------------
             Total current assets                                       10,582,000      11,059,000
                                                                     -----------------------------
PROPERTY, PLANT, AND EQUIPMENT, net                                      3,135,000       6,770,000
                                                                     -----------------------------
 GOODWILL, net of accumulated amortization of $5,000 in 1998                     -       3,098,000
                                                                     -----------------------------
 NET ASSETS OF DISCONTINUED OPERATIONS                                   4,449,000               -
                                                                     -----------------------------
 DEFERRED INCOME TAXES, net                                                326,000               -
                                                                     =============================
             Total assets                                              $18,492,000     $20,927,000
                                                                     =============================

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under line of credit                                       $5,745,000               -
  Current maturities of long-term debt                                   1,416,000         438,000
  Current portion of capital lease obligation                              209,000               -
  Accounts payable                                                         542,000       3,940,000
  Accrued payroll and related liabilities                                  437,000         936,000
  Other accrued expenses                                                   183,000         353,000
                                                                     -----------------------------
             Total current liabilities                                   8,532,000       5,667,000
                                                                     -----------------------------
BORROWINGS UNDER LINE OF CREDIT                                                  -       2,297,000
                                                                     -----------------------------
LONG-TERM CAPITAL LEASE OBLIGATION                                         590,000
                                                                     -----------------------------
LONG-TERM DEBT, net of current maturities                                2,860,000       2,203,000
                                                                     -----------------------------
DEFERRED INCOME TAXES, net                                                       -         865,000
                                                                     -----------------------------
MINORITY INTEREST                                                                -         509,000
                                                                     -----------------------------
SHAREHOLDERS' EQUITY:
  Preferred stock:  2,500,000 shares authorized; no shares outstanding           -               -
  Common stock:  5,000,000 shares authorized, no par value;
    1,519,440 and 1,511,079 shares outstanding in 1999 and 1998,         2,890,000       2,837,000
    respectively
  Warrants for common stock                                                456,000         456,000
  Retained earnings                                                      3,164,000       6,093,000
                                                                     -----------------------------
             Total shareholders' equity                                  6,510,000       9,386,000
                                                                     =============================
             Total liabilities and shareholders' equity                $18,492,000     $20,927,000
                                                                     =============================

The accompanying notes are an integral part of these consolidated statements.

                         VACU-DRY COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                                                    1999        1998        1997
                                                              -------------------------------------
REVENUE:
  Net sales                                                      $2,657,000    $151,000          $-
  Rental                                                            665,000     518,000     537,000
  Other                                                              38,000           -           -
                                                              -------------------------------------
             Total revenue                                        3,360,000     669,000     537,000
                                                              -------------------------------------
COSTS AND EXPENSES:
  Cost of sales                                                   2,234,000      89,000           -
  Selling, general, and administrative                            4,772,000   1,545,000   1,274,000
  Write-down of goodwill                                          2,935,000           -           -
  Interest                                                          368,000      34,000           -
                                                              -------------------------------------
             Total costs and expenses                            10,309,000   1,668,000   1,274,000
                                                              -------------------------------------
             Loss from continuing operations before minority
               interest and provision for income taxes          (6,949,000)   (999,000)   (737,000)
                                     Minority interest              509,000       8,000           -
                                                              -------------------------------------
             Loss from continuing operations before benefit
               for income taxes                                 (6,440,000)   (991,000)   (737,000)
BENEFIT FOR INCOME TAXES                                          3,002,000     367,000     228,000
                                                              -------------------------------------
             Net loss from continuing operations                (3,438,000)   (624,000)   (509,000)
                                                              -------------------------------------
DISCONTINUED OPERATIONS:
  Earnings from discontinued operations, net of income taxes        509,000   1,523,000   1,026,000
                                                              =====================================
NET EARNINGS (LOSS)                                            $(2,929,000)    $899,000    $517,000
                                                              =====================================

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
  Basic                                                           1,514,436   1,581,014   1,647,723
  Diluted                                                         1,548,844   1,600,327   1,647,723

EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations:
    Basic                                                           $(2.27)     $(0.39)     $(0.31)
    Diluted                                                          (2.27)      (0.39)       (.31)
  Discontinued operations:
    Basic                                                              0.34        0.96        0.62
    Diluted                                                            0.33        0.95       (.62)
  Net earnings (loss):
    Basic                                                            (1.93)        0.57        0.31
    Diluted                                                          (1.93)        0.56        0.31

The accompanying notes are an integral part of these consolidated statements.

                         VACU-DRY COMPANY AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997


                                          COMMON STOCK
                                    ---------------------   WARRANTS FOR                  TOTAL
                                       NUMBER                  COMMON      RETAINED   SHAREHOLDERS'
                                     OF SHARES     AMOUNT       STOCK      EARNINGS      EQUITY
                                    ----------------------------------------------------------------
BALANCE, JUNE 30, 1996                 1,713,354  $4,001,000        $-     $4,677,000     $8,678,000
  Net earnings                                 -           -         -        517,000        517,000
  Repurchase of common stock            (80,000)   (407,000)         -              -      (407,000)
  Issuance of common stock                 9,403      41,000         -              -         41,000
                                    ----------------------------------------------------------------
BALANCE, JUNE 30, 1997                 1,642,757   3,635,000         -      5,194,000      8,829,000
  Net earnings                                 -           -         -        899,000        899,000
  Repurchase of common stock           (139,100)   (835,000)         -              -      (835,000)
  Issuance of common stock                 7,422      37,000         -              -         37,000
  Issuance of warrants                         -           -   456,000              -        456,000
                                    ----------------------------------------------------------------
BALANCE, JUNE 30, 1998                 1,511,079   2,837,000   456,000      6,093,000      9,386,000
  Net loss                                     -           -         -    (2,929,000)    (2,929,000)
  Issuance of common stock                 8,361      53,000         -              -         53,000
                                    ================================================================
BALANCE, JUNE 30, 1999                 1,519,440  $2,890,000  $456,000     $3,164,000     $6,510,000
                                    ================================================================

The accompanying notes are an integral part of these consolidated statements.

                         VACU-DRY COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                                                    1999          1998          1997
                                                           -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                       ($2,929,000)     $ 899,000      $517,000
                                                           -----------------------------------------
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
      Income from discontinued operations                      (509,000)   (1,523,000)   (1,026,000)
      Depreciation and amortization expense                      488,000       333,000       332,000
      Write-down of goodwill                                   2,935,000             -             -
      Deferred income tax provision (benefit)                (2,863,000)        27,000        64,000
      Minority interest                                        (509,000)       (8,000)             -
      Changes in assets and liabilities:
        Accounts receivable, net                               (103,000)             -             -
        Prepaid income taxes                                   (439,000)      (57,000)      (70,000)
        Inventories, net                                         806,000             -             -
        Prepaid expenses                                           5,000             -             -
        Accounts payable                                     (2,159,000)             -             -
        Accrued payroll and related liabilities                  423,000             -             -
        Accrued expenses                                          30,000             -             -
                                                           -----------------------------------------
                                                             (1,895,000)   (1,228,000)     (700,000)
                                                           -----------------------------------------
             Net cash provided by (used in) continuing       (4,824,000)     (329,000)     (183,000)
               operations
                                                           -----------------------------------------
             Net cash provided by discontinued operations      1,050,000     1,402,000     1,106,000
                                                           -----------------------------------------
             Net cash used in operating activities           (3,774,000)     1,073,000       923,000
                                                           -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (379,000)      (89,000)     (115,000)
  Acquisition of Made In Nature, net of cash acquired                  -     (297,000)             -
  Investing activities of discontinued operations              (820,000)     (506,000)   (1,223,000)
                                                           -----------------------------------------
             Net cash used for investing activities          (1,199,000)     (892,000)   (1,338,000)
                                                           -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the line of credit                         26,924,000    11,245,000     8,030,000
  Payments on line of credit                                (23,476,000)  (10,302,000)   (7,502,000)
  Proceeds from issuance of long-term debt                     2,100,000             -       805,000
  Principal payments of long-term debt                         (465,000)   (1,059,000)     (483,000)
  Repurchase of common stock                                           -             -     (407,000)
  Issuance of common stock                                        53,000        37,000        41,000
                                                           -----------------------------------------
             Net cash provided by (used for) financing         5,136,000      (79,000)       484,000
               activities
                                                           -----------------------------------------
NET INCREASE IN CASH                                             163,000       102,000        69,000
CASH AT BEGINNING OF YEAR                                        385,000       283,000       214,000
                                                           =========================================
CASH AT END OF YEAR                                             $548,000      $385,000      $283,000
                                                           =========================================

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

SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                            1999         1998       1997
                                                         -------------------------------------
Cash paid for:
  Interest                                                  $528,000      $309,000   $264,000
                                                         =====================================

  Income taxes                                              $783,000      $657,000   $381,000
                                                         =====================================

Supplemental disclosure of non-cash transactions:
  Equipment purchased under capital lease obligations       $799,000             -          -
                                                         =====================================
  Repurchase of common stock through issuance
    of notes payable                                              $-      $835,000         $-
                                                         =====================================

  Details of acquisition of Made In Nature:
    Fair value of assets acquired                                 $-    $5,374,000         $-
    Liabilities assumed                                            -   (3,964,000)          -
    Creditor debt subsequently converted to equity                 -     (517,000)          -
    Warrants issued                                                -     (456,000)          -
    Accrued acquisition costs                                      -     (101,000)          -
                                                         -------------------------------------
             Cash paid                                             -       336,000          -
  Less:  Cash acquired                                             -      (39,000)          -
                                                         =====================================
             Net cash paid for acquisition                        $-      $297,000         $-
                                                         =====================================

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

Buildings and improvements                 10 to 40 years
Machinery and equipment                     3 to 15 years

Property, plant, and equipment (excluding those assets classified as part of discontinued operations) consist of the following as of June 30:

                                                      1999           1998
                                                 ----------------------------

Land                                                  $231,000       $231,000
Buildings and improvements                           6,908,000      6,604,000
Machinery and equipment                                129,000     11,348,000
Construction in progress                                     -        390,000
                                                 ----------------------------

      Total property, plant, and equipment           7,268,000     18,573,000
Accumulated depreciation                           (4,133,000)   (11,803,000)
                                                 ============================
      Net property, plant, and equipment            $3,135,000     $6,770,000
                                                 ============================

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

                                                             FISCAL YEAR ENDED JUNE 30
                                                    -------------------------------------------
                                                          1999           1998          1997
                                                    -------------------------------------------
Income statement data:
  Revenues                                             $35,221,000   $26,012,000    $23,896,000
  Costs and expenses                                   (34,320,000)  (23,592,000)   (22,410,000)
                                                    -------------------------------------------
             Operating income                              901,000     2,420,000      1,486,000
  Income tax expense                                      (392,000)     (897,000)      (460,000)
                                                    -------------------------------------------
             Income from discontinued operations,         $509,000    $1,523,000     $1,026,000
               net of income taxes
                                                    ===========================================

Balance sheet data:                                   JUNE 30, 1999

  Accounts receivable, net of reserves of $172,000       $2,287,000
  Inventories, net of reserves of $3,968,000              7,202,000
  Prepaid expense                                           323,000
                                                    ---------------
             Total current assets of discontinued         9,812,000
               operations
                                                    ---------------
  Property, plant, and equipment, net                     4,448,000
                                                    ---------------
             Total assets of discontinued operations     14,260,000
                                                    ---------------

  Accounts payable                                        3,388,000
  Accrued payroll and related liabilities                   812,000
  Other accrued expenses                                    180,000
                                                    ---------------
              Total liabilities of discontinued           4,380,000
                operations
                                                    ===============
             Net assets of discontinued operations       $9,880,000
                                                    ===============

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

Assets:
  Current assets                                          $2,230,000
  Property and equipment                                      41,000
                                                       -------------
             Total assets                                  2,271,000
                                                       -------------
Liabilities:
  Other current liabilities                                1,369,000
  Creditor debt subsequently converted to equity             517,000
  Short-term notes payable                                 2,095,000
  Other long-term debt                                       500,000
                                                       -------------
             Total liabilities                             4,481,000
                                                       -------------
                                                       =============
             Net liabilities acquired                     $2,210,000
                                                       =============

Goodwill is calculated as follows:
Cash purchase price                                         $336,000
Acquisition costs                                            101,000
Value of warrants issued                                     456,000
Excess of liabilities assumed over assets acquired         2,210,000
                                                       -------------
                                                       =============
Goodwill                                                  $3,103,000
                                                       =============

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

                                           1998          1997
                                      ------------------------------
                                                (UNAUDITED)

Net sales                                 $4767,000     $4,899,000
Net loss                                 (1,648,000)    (1,793,000)
Basic loss per common share                  $(1.04)        $(1.09)

4.      INVENTORIES:

Inventories  at  June  30  (excluding   those  assets   classified  as  part  of
discontinued operations) consist of the following (LIFO cost for Vacu-dry; FIFO cost for MINCO):

                                              1999         1998
                                       --------------------------

Finished goods                              $195,000   $6,692,000
Work in process                                    -      470,000
Raw material and containers                1,318,000      442,000
                                       --------------------------
             Total                        $1,513,000   $7,604,000
                                       ==========================

5.      BORROWINGS UNDER LINE OF CREDIT:

Borrowings under the line of credit are secured by Vacu-dry's inventory and accounts receivable. Interest accrues monthly at the bank's prime lending rate.

                                             1999                  1998
                                     -----------------------------------------

Balance at June 30                        $5,745,000            $2,297,000
Maximum amount available under the        $8,000,000            $4,500,000
  line of credit
Average borrowings                        $3,684,000            $1,078,000
Maximum borrowings                        $5,851,000            $2,316,000
Interest at                                 Prime                 Prime
Interest rate at June 30                    7.75%                 8.50%
Weighted average interest rate              7.98%                 8.62%
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

6.      LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                     1999         1998
                                                                -------------------------
Note payable:  five-year consolidation note, interest fixed at
  7.83 percent, interest and principal due monthly, paid in
  full during 1999                                                        $ -     $67,000
Note payable:  seven-year consolidation note, interest fixed at
  7.75 percent, interest and principal due monthly, paid in
  full in August 1999                                                 932,000   1,147,000
Note payable:  five-year note, interest at the yield of 30-day commercial paper (6.37 percent at June 30, 1999) plus
  2.1 percent, interest and principal due monthly, paid in full       434,000     592,000
  in August 1999
Notes payable:  unsecured five-year notes resulting from
  repurchase of stock, interest at 8.5 percent, interest due
  monthly, principal due on January 20, 2003                          835,000     835,000
Note payable:  five-year note, interest fixed at 7.19 percent, interest and principal due monthly, maturing in
  November 2003, secured by real property                           2,075,000           0
                                                                -------------------------
             Total                                                  4,276,000   2,641,000
Less:  Current maturities                                          (1,416,000)   (438,000)
                                                                -------------------------
             Long-term debt                                       $ 2,860,000 $ 2,203,000
                                                                =========================

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

Maturities of long-term debt are as follows:

     YEAR ENDING
       JUNE 30
-----------------------------------
         2000           $ 1,416,000
         2001                55,000
         2002                59,000
         2003             2,746,000
         2004                     -
                      ==============
         Total          $ 4,276,000
                      ==============

7.      INCOME TAXES:

The following is a summary of the Company's provision for income taxes:

                                  1999       1998       1997
                         ---------------------------------------

Current:
  Federal                        $ 238,000  $ 486,000  $ 257,000
  State                             15,000     71,000     39,000

Deferred:
  Federal                      (2,168,000)     49,000   (50,000)
  State                          (695,000)   (76,000)   (14,000)
                         =======================================
    Provision (benefit)       $(2,610,000)   $530,000   $232,000
                         =======================================

The components of the provision (benefit) related to continuing operations and discontinued operations are as follows:

                                 1999          1998         1997
                           -----------------------------------------

  Continuing operations      $(3,002,000)   $(367,000)   $(228,000)
  Discontinued operations         392,000      897,000      460,000
                           =========================================
    Provision (benefit)      $(2,610,000)     $530,000     $232,000
                           =========================================

A reconciliation of the income tax provision to the expected provision at the federal statutory income tax rate is as follows:

                                            1999        %      1998       %      1997       %
                                        --------------------------------------------------------
Provision (benefit) at federal           $(2,056,000)    34%   $486,000    34%   $253,000    34%
  statutory rate
State taxes, less federal tax benefit       (370,000)    6       88,000    6       47,000    6
Tax credits and other                       (184,000)    3     (44,000)   (3)    (68,000)   (9)
                                        ========================================================
             Total provision (benefit)   $(2,610,000)    43%   $530,000    37%   $232,000    31%
                                        ========================================================

Temporary differences that gave rise to deferred tax assets and liabilities for 1999 and 1998 were as follows:

                                                       1999        1998
                                                 -------------------------

Deferred tax assets:
  Employee benefit accruals                           $155,000    $140,000
  Unicap and inventory reserves                      1,741,000     246,000
  Tax credit carryforwards                             117,000      22,000
   State income taxes                                   22,000      13,000
  Bad debt reserves                                    186,000      18,000
  Goodwill                                             963,000           -
  Other                                                 10,000    (16,000)
                                                 -------------------------
             Total deferred tax assets               3,193,000     423,000
                                                 -------------------------
Deferred tax liabilities:
  Depreciation                                       (782,000)   (879,000)
  Property taxes                                      (52,000)    (49,000)
                                                 -------------------------
             Total deferred tax liabilities          (834,000)   (928,000)
                                                 -------------------------
                                                    $2,358,000  $(505,000)
                                                 =========================

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

9.      STOCK APPRECIATION RIGHTS PLAN:

The Company has a stock appreciation rights (SAR) plan as an incentive for key employees. Under the SAR plan, key employees are granted rights entitling them to market price increases in the Company's stock. At June 30, 1999 and 1998, 100,000 SARs were authorized. A summary of the outstanding SARs is as follows:
                          RIGHTS OUTSTANDING
                              AT JUNE 30
                        ----------------------
                        ----------------------
     PRICE PER RIGHT        1999      1998
----------------------------------------------

           $2.69           1,600     4,550
            3.75             750     1,600
            4.31               -     1,500
            4.63             500     6,500
            5.63               -       200
            8.88           1,000     2,000
            9.63           3,000     3,000
                        ======================
                           6,850    19,350
                        ======================

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
               SHARES    AVERAGE PRICE
                ISSUED     PER SHARE
               -------------------------

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

A summary of the status of the Company's stock option plan at June 30, 1999, and changes during the year ended are presented in the table below:


                              OPTIONS       WEIGHTED AVERAGE
                                 EXERCISE PRICE
                          -----------------------------------

Balance, June 30, 1998           89,474           $5.00
  Granted                       122,500            8.00
  Cancelled                       (800)            8.00
  Exercised                           -               -
                          ===================================
Balance, June 30, 1999          211,174           $6.73
                          ===================================

Options outstanding, exercisable, and vested by price range at June 30, 1999, are as follows:

EXERCISE PRICE      OPTIONS      WEIGHTED AVERAGE       WEIGHTED AVERAGE
                OUTSTANDING AT       REMAINING        FAIR VALUE OF OPTIONS
                 JUNE 30, 1999   CONTRACTUAL LIFE    GRANTED, AT GRANT DATE
-------------------------------------------------------------------------

     $5.00           89,474              6.8                $2.00
      8.00          121,700              9.5                 4.24
               ==================                  ======================
                    211,174                                  3.29
               ==================                  ======================

The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized for employee grants of options under the plan. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                    1999        1998       1997
                               ------------------------------------
Net income (loss):
  As reported                    $(2,929,000)  $899,000    $517,000
  Pro forma                       (2,995,000)   854,000     472,000
Basic earnings per share:
  As reported                          (1.93)      0.57        0.31
  Pro forma                            (1.98)      0.54        0.29
Diluted earnings per share:
  As reported                          (1.93)      0.56        0.31
  Pro forma                            (1.98)      0.53        0.29

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

12.     EARNINGS PER SHARE CALCULATION:

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." The following table provides the detail of the basic and diluted earnings per share computations for continuing operations for the years ended June 30, 1999 and 1998:

                                                    1999                        1998
                                        ----------------------------- -------------------------
                                            DILUTED        BASIC         DILUTED      BASIC
                                        ----------------------------- -------------------------
Net loss from continuing operations        $(3,438,000) $(3,438,000)     $(624,000)  $(624,000)
Weighted average shares outstanding           1,514,436    1,514,436      1,581,014   1,581,014
Earnings (-loss) per common share and
  common share equivalent from
  continuing operations                         ($2.27)      ($2.27)        ($0.39)     ($0.39)

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

                                            CAPITAL LEASES   OPERATING LEASES
                                           ------------------------------------

              2000                                $261,000        $176,000
              2001                                 261,000         176,000
              2002                                 246,000         176,000
              2003                                 143,000         176,000
              2004                                       -          81,000
                                           ------------------------------------
                                                  $911,000        $785,000
   Less:  Amounts allocated to interest          (112,000)
                                           -----------------
   Present value of net minimum payments           799,000
   Less:  Current maturities                     (209,000)
                                           =================
   Long-term capital obligations                   590,000
                                           =================

Rental expense under operating leases was $403,000 in 1999, $259,000 in 1998, and $244,000 in 1997.

The Company has been leasing warehouse space, generating revenues of $665,000 in 1999, $518,000 in 1998, and $537,000 in 1997. The leases have varying terms, which range from month-to-month to expiration dates through 2007. Future minimum lease income as of June 30, 1999, is as follows:

         YEAR ENDING JUNE 30
         -------------------
      2000             $650,000
      2001              532,000
      2002              424,000
      2003              414,000
      2004              414,000
     Thereafter         780,000
                    -------------
             Total   $3,214,000
                    =============

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

The following summarizes reporting segment data for fiscal years 1998, 1997 and 1996:

                                  Fiscal Year Ended June 30, 1999
                                 ---------------------------------------------------------------------
                                   Organic    Real Estate   Discontinued   Adjustments  Consolidated
                                                           operations (1)      (2)
                                 ---------------------------------------------------------------------
Total sales and rental income     $ 2,695,000      $665,000                               $ 3,360,000
Operating income (loss) from
   continuing operations before
   taxes and minority interest    (5,544,000)         8,000                 (1,413,000)   (6,949,000)
Depreciation and amortization         183,000       305,000                                   488,000
Interest expense                      189,000       179,000                                   368,000

Expenditures for purchases of
   fixed assets                        74,000       305,000        820,000                  1,199,000
Total long-lived assets, net          109,000     3,026,000                                 3,135,000
                                 =====================================================================
Total assets                      $ 2,688,000   $ 5,924,000    $ 9,880,000               $ 18,492,000
                                 =====================================================================

                                  Fiscal Year Ended June 30, 1998
                                 ---------------------------------------------------------------------
                                   Organic    Real Estate   Discontinued   Adjustments  Consolidated
                                                           operations (1)      (2)
                                 ---------------------------------------------------------------------
Total sales and rental income         151,000       518,000                                   669,000
Operating income (loss) from
   continuing operations before
   taxes and minority interest       (90,000)        31,000               (940,000)         (999,000)
Depreciation and amortization           5,000       328,000        769,000                  1,102,000
Interest expense                            -        34,000                                    34,000

Expenditures for purchases of
   fixed assets                        55,000        34,000        506,000                    595,000
Payments for intangibles and        3,103,000             -              -                  3,103,000
   other
Total expenditures for
   long-lived assets                3,158,000        34,000        506,000                  3,698,000
Total long-lived assets, net           55,000     3,027,000      6,786,000                  9,868,000
                                 =====================================================================
Total assets                      $ 6,296,000   $ 3,469,000   $ 11,162,000               $ 20,927,000
                                 =====================================================================

                                   Fiscal Year Ended June 30, 1997
                                 ---------------------------------------------------------------------
                                   Organic    Real Estate    Discontinued   Adjustments   Consolidated
                                                            operations (1)      (2)
                                 ---------------------------------------------------------------------
Total sales and rental income            -     $ 537,000                                    $ 537,000
Operating income (loss) from
   continuing operations before
   taxes and minority interest           -       447,000                   (1,184,000)      (737,000)
Depreciation and amortization            -       332,000         693,000                    1,025,000
Interest expense                         -             -

Expenditures for purchases of
   fixed assets                          -       115,000       1,223,000                    1,338,000
Total long-lived assets, net             -     3,321,000       6,547,000                    9,868,000
                                 =====================================================================
Total assets                             -   $ 3,913,000    $ 10,663,000                 $ 14,576,000
                                 =====================================================================

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                            PART III


ITEMS 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The directors and executive officers of Registrant, their ages and executive positions as appropriate, are set forth below. Directors are elected for terms of one year or, if appointed mid-term, serve until the next meeting of shareholders. Unless otherwise indicated, officers are full-time employees and serve at the discretion of the board of directors.

NAME                 AGE    DIRECTOR    EXECUTIVE POSITION
Gary L. Hess         47     Yes         Chief Executive Officer, Chief Financial
                                        Officer, President, and Director
Edward Koplovsky     60     Yes
Roger S. Mertz       55     Yes
Fredric Selinger     60     Yes
Craig R. Stapleton   54     Yes
Donal Sugrue         67     Yes

       Mr. Hess was elected President and Chief Executive Officer of the Company on May 1, 1996 and Chief Financial Officer on June 14, 1999. Prior thereto he was a Senior Vice President of Dole Food Company, Inc. (fresh and processed fruit) (1993-1996); President of Cadace Enterprises, Inc. (water conservation products) and The Marketing Partnership 1992-1993; and Director of Marketing, E. & J. Gallo Winery (wine and distilled spirits) (1987-1992).

       Mr. Koplovsky is Chairman and Chief Executive Officer of Clermont, Inc., a specialty fruit processing concern.

       Mr. Mertz is an attorney-at-law. He is a partner of the California law firm of Allen, Matkins, Leck, Gamble & Mallory LLP. Prior to October 1999, Mr. Mertz was a member of the San Francisco, California law firm of Severson & Werson.

       Mr. Selinger is Senior Managing Director of Corporate Finance of Sutter Securities, Incorporated, a private investment banking and consulting company. Prior to March 1995, Mr. Selinger was Managing Director of Jackson Square Capital Corp., a private investment banking and consulting company.

       Mr. Stapleton is President of Marsh & McLennan Real Estate Advisors, Inc. (real estate management). He is also a director of Allegheny Properties, Inc. (real estate investments); a director of T.B. Woods, Incorporated (industrial power transmission products); and a director of Cornerstone Properties (real estate investments).

       Mr. Sugrue, now retired, was the President and Chief Executive Officer of the Company from 1990-1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

       Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 1999 all filing requirements applicable to its executive officers, directors, and greater than ten-percent beneficial owners were complied with except that Mr. Stapleton filed late one Form 4, reporting one transaction untimely, and Mr. Hess filed late two Forms 4, reporting two transactions untimely.

ITEM 11.  EXECUTIVE COMPENSATION

       The Summary Compensation Table shows certain compensation information for the Chief Executive Officer and the Company's most highly paid executive officers (collectively referred to as the "Named Executive Officers"). Compensation data for other executive officers is not presented in the charts because aggregate compensation for any such executive officer did not exceed $100,000 for services rendered in all capacities during fiscal year 1999. Compensation data is shown for the fiscal years ended June 30, 1999, 1998 and 1997. This information includes the dollar value of base salaries, bonus awards, the number of SARs granted, and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE(a)
===================================================================================================
                                                                   Long Term
                                                                  Compensation          ALL OTHER
                                      ANNUAL COMPENSATION            AWARDS           COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR SALARY($)      BONUS($)      OPTIONS/SARS (#)     ($)
Gary L. Hess(b)                   1999   178,670        -0-              -0-        19,268(c)
  President and Chief Executive   1998   160,000      80,000             -0-        18,178(d)
  Officer                         1997   150,000      47,500             -0-        10,789(e)

(a) Amounts shown include cash and non-cash compensation earned with respect to the year shown above.

(b) Mr. Hess was appointed President and Chief Executive Officer on May 1, 1996, and Chief Financial Officer on June 14, 1999.

(c) All other Compensation includes $11,640 contributed by the Company with respect to Mr. Hess to the Company's 401(k) plan, a Life
    Insurance payment of $428, which is calculated as compensation by multiplying the portion of benefit payable to Mr. Hess' estate by the premium paid in the fiscal year, and a $7,200 car allowance.

(d) The Company contributed $10,764 with respect to the 401(k) plan, $214 for a life insurance benefit, and a $7,200 car allowance.

(e) Includes $3,375  contributed by the Company with respect to the Company's  401(k) plan, a Life Insurance  payment of $214, and a
    $7,200 car allowance.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

        The following table sets forth the option granted during the last fiscal year to each of the named executive officers of Registrant.

                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
=================================================================================================
                                                                        Potential
                                                                    Realizable Value
                                                                       at Assumed
                                                                     Annual Rates of  Alternative
                                                                       Stock Price     to (f) and
                                                                    Appreciation for   (g): Grant
                              Individual Grants                        Option Term     Date Value
--------------------------------------------------------------------------------------------------
                NUMBER OF    % OF TOTAL
                SECURITIES   OPTIONS/SARS    EXERCISE
                UNDERLYING   GRANTED TO       OR BASE                                  GRANT DATE
               OPTIONS/SARS EMPLOYEES IN       PRICE    EXPIRATION                      PRESENT
   NAME         GRANTED (#) FISCAL YEAR (A)    ($/SH)      DATE      5% ($)  10% ($)     VALUE
   ----         -----------   ----------      ------       ----      ------  -------     -------
 Gary L. Hess     -0-            -0-           -0-          -0-        -0-     -0-         -0-

 (a)  Based on 122,500 options granted to all employees.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES.

       The following table sets forth the options exercised during the last fiscal year by named executive officer of Registrant.

              AGGREGATED OPTIONS EXERCISED AND OPTION VALUES IN FISCAL YEAR 1999
===============================================================================================
                                              Number of Securities        Value of Unexercised
                                             Underlying Unexercised           In-the-Money
                                             Option/SARs at FY-End      Options/SARs at FY-End($)
                                            -------------------------   -------------------------
                    SHARES
                 ACQUIRED ON    VALUE
     NAME        EXERCISE (#)  REALIZED($)  EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
   Gary L. Hess       -0-          -0-              89,474/0               $425,001.50/$0.0

COMPENSATION OF DIRECTORS

        Outside Directors receive $300 per month for serving as Directors, $600 for each Board meeting attended, $400 for each telephone call Board meeting ($200 if less than 30 minutes), and $400 for each committee meeting attended. Directors' fees paid by the Company during fiscal year 1999 totaled $35,700. Executive Officers of the Company who also serve on the Board of Directors are not specifically compensated for duties as directors.

        The San Francisco law firm of Severson & Werson, of which Mr. Mertz was a member, served as the Company's legal counsel during fiscal 1999.

        Sutter Securities Incorporated, of which Mr. Selinger is Senior Managing Director of Corporate Finance, served as a financial advisor and rendered a fairness opinion to the Company in connection with its July 1999 sale of assets to Tree Top, Inc. for which it received a fee of $50,000.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS.

       The Company entered into an Employment Agreement with Mr. Hess dated March 14, 1996, pursuant to which Mr. Hess is employed by the Company as its President, Chief Executive and Financial Officer. Under the agreement, Mr. Hess is entitled to an annual base salary of $150,000, subject to annual review, an incentive bonus during the first year of $75,000, one-half of which is at the discretion of the Compensation Committee of the Board of Directors and one-half of which is based on the Company achieving pre-tax return equal to at least a 12% return on adjusted shareholders' equity and other requirements as may be agreed. Mr. Hess was granted an option to purchase 89,474 shares of the Company's common stock at $5.00 per share, the fair market value of a share of the Company's common stock on May 1, 1996. The options were granted pursuant to the Company's 1996 Stock Option Plan. Under the agreement Mr. Hess serves at will. In addition, Mr. Hess is entitled to the reimbursement of relocation expenses, temporary living expense, an automobile allowance and certain other fringe benefits. On June 20, 1999, the Company and Mr. Hess amended the Employment Agreement such that in the event of termination of his employment by the Company prior to June 17, 2002, for any reason other than cause or other than upon resignation, Mr. Hess is entitled to continued salary at the minimum base salary provided above for that number of months which remain between the date of termination and June 17, 2002, but not less than six.

CONSULTING AGREEMENT BETWEEN MR. HESS AND TREE TOP, INC.

       As part of the Company's asset sale of its apple product lines to Tree Top, Inc., Mr. Hess entered into a three-year consulting and non-competition agreement with Tree Top as of June 17, 1999. The consulting agreement provides for payments to Mr. Hess in the amount of $833 per month in return for consulting and advisory services concerning the product lines sold to Tree Top. It is estimated that Mr. Hess' consulting services will average 5 hours per month, and in no event will exceed 10 hours per month. During the term of the agreement, Mr. Hess has agreed not to directly or indirectly, own, manage, control, participate in, perform services for or otherwise carry on a business competitive with the apple product lines anywhere in the world.

COMPENSATION AND RETIREMENT PLAN COMMITTEE REPORT

       This report is provided by the Compensation and Retirement Plan Committee of the Board of Directors (the "Committee") to assist stockholders in understanding the Committee's objectives and procedures in establishing the compensation of Vacu-dry Company's Chief Executive Officer and other executive officers. The Committee, made up of non-employee Directors, is responsible for establishing and administering the Company's executive compensation program. None of the members of the Committee is eligible to receive awards under the Company's incentive compensation programs.

       Vacu-dry's executive compensation program is designed to motivate, reward, and retain the management talent needed to achieve its business objectives and maintain its competitiveness in the food processing industry. It does this by utilizing competitive base salaries that recognize a philosophy of career continuity and by rewarding exceptional performance and accomplishments that contribute to the Company's success.

COMPENSATION PHILOSOPHY AND OBJECTIVE

       The philosophical basis of the compensation program is to pay for performance and the level of responsibility of an individual's position. The Committee finds greatest value in executives who possess the ability to implement the Company's business plans as well as to react to unanticipated external factors that can have a significant impact on corporate performance. Compensation decisions for all executives, including the Named Executive Officers, are based on the same criteria. These include quantitative factors that reflect improvements in the Company's short and long-term financial performance, as well as qualitative factors which reflect the strength of the Company over the long term, such as demonstrated leadership skills and the ability to deal quickly and effectively with difficulties which sometimes arise.

The Committee believes that compensation of Vacu-dry's key executives should:

      1.  Link rewards to business results and stockholder returns;

      2. Encourage creation of stockholder value and achievement of strategic objectives;

      3. Maintain an appropriate balance between base salary and short-and long-term incentive opportunity;

      4. Attract and retain, on a long-term basis, highly qualified executive personnel; and

      5. Provide total compensation opportunity that is competitive with that provided by competitors in the food processing industry, taking into account relative company size and performance as well as individual responsibilities and performance.

KEY ELEMENTS OF EXECUTIVE COMPENSATION

       Vacu-dry's  executive  compensation  program  consists of three elements:
Base Salary, Short-Term Incentives and Long-Term Incentives. Payout of short-term incentives depends on corporate performance. Payout of the long-term incentives depends on performance of Vacu-dry stock.

       BASE SALARY. A competitive base salary is crucial to support the philosophy of management development and career orientation of executives. Salaries are targeted to pay level with the Company's competitors and companies having similar capitalization, revenues, etc. Executive salaries are reviewed annually. Assessment of an individual's relative performance is made annually based on a number of quantitative factors such as stock price, earnings and revenues, as well as qualitative factors which include initiative, business judgment, technical expertise, and management skills. In 1995, the Company implemented a salary freeze in response to reduced sales and profits which lasted until fiscal 1997.

       SHORT-TERM INCENTIVE. Short-term awards to executives are made in cash to recognize contributions to the Company's business during the past year. The Company maintains a Bonus Plan as an incentive for executive officers of the Company. The bonus an executive receives is dependent on individual performance and level of responsibility.

       LONG-TERM INCENTIVE. Long-term incentive awards provided by shareholder-approved compensation programs are designed to develop and maintain strong management through share appreciation awards. The Company's 1985 Stock Appreciation Rights Plan creates incentives for executives and other key employees by providing them with an opportunity to indirectly participate in the appreciation in the market value of the Company's common stock.

       In 1993, the directors approved the adoption of the 1994 Employee Stock Purchase Plan (the "Plan"). All employees, including executive officers, may purchase shares of the Company's Common Stock at a discount of 85% of the market value on the first or last business day of the quarterly offering period, whichever is lower. The plan became effective January 1, 1994.

1999 CHIEF EXECUTIVE OFFICER COMPENSATION

       Mr. Hess' base salary for fiscal 1999 was $178,670. Mr. Hess earned no bonuses during the fiscal year ending June 30, 1999. Mr. Hess received a total of $11,640 as a contribution to the Company's 401(k) plan and Profit Sharing Plan, a life insurance payment of $428, and a $7,200 car allowance.. The Committee believes Mr. Hess' total compensation package is appropriate for Mr. Hess' level of responsibility and is well within competitive practice. The Committee also believes the compensation is appropriate to the Company's financial performance during the year.

Compensation Committee: Craig R. Stapleton, Chairman; Edward Koplovsky; and Fredric Selinger

SHARE INVESTMENT PERFORMANCE

       The following table compares the total return performance of the Company for the periods indicated with the performance of the NASDAQ Market Index and the performance of a Peer Index comprised of companies having the same Standard Industrial Classification ("SIC") number as the Company. The Company's shares are traded over-the-counter on the NASDAQ National Market under the symbol "VDRY". The Peer Index includes the publicly traded stocks of Ampal American Israel Corp., Chiquita Brands International Inc., H.J. Heinz Co., Odwalla Inc., Seneca Foods Corp. Class B, J.M. Smucker Co. Class A, Unimark Group, Inc., and Vacu-dry Company. Prior years' Peer Index included Stokely USA, Inc. In January, 1998, Chiquita Brands International, Inc. acquired by merger

Stokely USA, Inc., which ceased trading on the NASDAQ National Market. Consequently, the Company substituted Chiquita Brands International, Inc. into its Peer Index in place of Stokely USA, Inc. beginning in the fiscal year ended June 30, 1998. The NASDAQ Index includes only shares of companies traded on the NASDAQ National Market System or over-the-counter, which have been publicly traded continuously since June 30, 1992. The total return indices reflect reinvested dividends and are weighted on a market capitalization basis at the time of each reported data point.


        YEAR (JUNE 30)               1994   1995   1996   1997   1998    1999
        --------------               ----   ----   ----   ----   ----    ----

        Vacu-dry Company             100    51     58     49     82      107

        NASDAQ Stock Market          100    133   171    208    274      393

        Peer Index                   100    141   149    221    272      246

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Voting power is the power to vote or direct the voting of securities, and investment power is the power to dispose of or direct the disposition of securities. The following tables, based in part upon information supplied by officers, directors and principal Shareholders, set forth certain information regarding the ownership of the Company's voting securities as of September 30, 1999 by (i) all those known by the Company to be beneficial owners of more than five percent of any class of the Company's voting securities; (ii) each director; (iii) each Named Executive Officer; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the Shareholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (A)

                              Amount of Direct
Name and Address of           Common Stock
Beneficial Owner              Beneficial Ownership     Percent of Class(b)
----------------------------- ------------------------ ------------------------

Craig R. Stapleton(c)               325,516                   21.4%
135 East Putnam Avenue
Greenwich, CT  06830

(a) Security   ownership   information  for  beneficial  owners  is  taken  from
    statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), (f) and (g) and information made known to the Company.
(b) As of October 11, 1999, 1,520,087 shares of Common Stock were issued and outstanding.
(c) Includes 190,466 shares owned by Mr. Stapleton or trusts for the benefit of Mr. Stapleton, 45,150 shares as trustee of a trust of which Mr. Stapleton is a residual beneficiary, 29,400 shares as trustee of a trust for the benefit of his children and certain other relatives and to which Mr. Stapleton disclaims any beneficial interest, and 60,500 shares owned by Mr. Stapleton's wife and children to which Mr. Stapleton disclaims any beneficial interest.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

        The table below presents the security ownership of the Company's Directors, Named Executive Officers and all directors and executive officers as a group as of September 30, 1999.

                                  Amount of Common Shares
NAME OF BENEFICIAL OWNER         BENEFICIALLY OWNED (A)     PERCENT OF CLASS (B)

Gary L. Hess                           122,428 (c)                  8.05%
Edward Koplovsky                        37,866                       2.5%
Roger S. Mertz                          49,266 (d)                   3.2%
Frederic Selinger                        2,000                          *
Craig R. Stapleton                     325,516 (e)                  21.4%
Donal Sugrue                            28,790 (f)                   1.9%
All directors and executive
officers as a group (7 persons)        565,866                      37.2%
--------------------------------------------------------
*       Does not exceed 1% of the referenced class of securities.

(a) Shares listed in this column include all shares held by the named individuals and all directors and executive officers as a group in their own names and in street name and also includes all shares allocated to the accounts of the named individuals and all directors and executive officers as a group under the Company's Employee Stock Purchase Plan.
(b) Calculation based on 1,520,087 shares of Common Stock outstanding as of October 11, 1999.
(c) Includes 30,004 shares owned directly and 89,474 vested stock options. Also includes 2,950 shares owned by Mr. Hess' wife in trust to which Mr. Hess disclaims any beneficial interest.
(d) Includes 6,000 shares held by Mr. Mertz as trustee and to which Mr. Mertz disclaims any beneficial interest.
(e) Includes 190,466 shares owned by Mr. Stapleton or trusts for the benefit of Mr. Stapleton, 45,150 shares as trustee of a trust of which Mr. Stapleton is a residual beneficiary, 29,400 shares as trustee of a trust for the benefit of his children and certain other relatives and to which Mr. Stapleton disclaims any beneficial interest, and 60,500 shares owned by Mr.
    Stapleton's wife and children to which Mr. Stapleton disclaims any beneficial interest.
(f) Includes 28,790 shares held by the Sugrue 1992 Family Trust, of which Mr. Sugrue is a trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Roger Mertz, a Director, was a member of the law firm that served as the Company's general counsel during fiscal year 1999 in which the Company incurred $124,000 for legal services from this firm. Amounts payable to this firm as of June 30, 1999, totaled $97,000.


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

(a)(3)  EXHIBITS

EXHIBIT NO.   DOCUMENT DESCRIPTION
3.1(1)        Articles of Incorporation, as amended to date

3.2(2)        By-Laws, as amended to date

10.1(3)       Employment  Agreement  between Vacu-dry Company and Gary L. Hess, dated March 14,
              1996

10.2(2)       Stock Appreciation Rights Plan

10.3(4)       1996 Stock Option Plan, as amended

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

10.6(6)       Co-Sale  Agreement dated June 11, 1998 between  Vacu-dry Company and Global Walk,
              Inc.

10.7(6)       Asset  Purchase  Agreement  dated June 11, 1998  between  Vacu-dry  Company,  MIN
              Acquisition Corp., Made In Nature, Inc. and Gerald E. Prolman

10.8(6)       Warrant to Purchase  Common Stock dated June 11, 1998 issued by Vacu-dry  Company to Made In Nature, Inc.

10.9(6)       Warrant to Purchase  Common Stock dated June 11, 1998 issued by Vacu-dry  Company to Gerald E. Prolman


10.10(7)      Amendment to  Employment  Agreement  between  Vacu-dry  Company and Gary L. Hess, dated June 20, 1999.


10.11(7)      Asset Purchase  Agreement dated June 21, 1999 between  Vacu-dry  Company and Tree
              Top, Inc.

11            Computation of Per Share Earnings

21            Subsidiaries of the registrant

23            Consent of Independent Public Accountants

27            Financial Data Schedule (EDGAR Filing Only)

---------------------
(1) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.
(2) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.
(3) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
(4) Incorporated by reference to the registrant's Registration Statement on Form S-8 (No. 333-84295) filed on August 2, 1999.

(5) Incorporated by reference to the registrant's Registration Statement on Form S-8 (No. 033-70870) filed on October 27, 1993.
(6) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
(7) Incorporated by reference to Annex A to the registrant's Consent Statement on Schedule 14A filed on July 14, 1999.

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


Date:  October 27, 1999      VACU-DRY COMPANY

                             By:/S/ GARY L. HESS
                               Chief Executive Officer
                               President
                               Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                      TITLE                           DATE

/S/ GARY L. HESS                Chief Executive Officer, Chief  October 27, 1999
Gary L. Hess                    Financial Officer, President,
                                and Director

/S/ EDWARD KOPLOVSKY            Director                        October 27, 1999
Edward Koplovsky

/S/ ROGER S. MERTZ              Director                        October 26, 1999
Roger S. Mertz

/S/ FREDERIC SELINGER           Director                        October 26, 1999
Fredric Selinger

/S/ CRAIG STAPLETON             Director                        October 28, 1999
Craig Stapleton

/S/ DONAL SUGRUE                Director                        October 27, 1999
Donal Sugrue

(a)(3)  EXHIBITS

EXHIBIT
NO.     DOCUMENT DESCRIPTION
11      Computation of Per Share Earnings*

21      Subsidiaries of the registrant*

23.1    Consent of Independent Public Accountants*

27      Financial Data Schedule (EDGAR Filing Only)*
---------------------
* Filed herewith