Form 10-Q
period 1999-09-30
VACU DRY CO
filed 1999-11-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15 (d) X of the Securities
   __X__   Exchange Act of 1934.
           For the quarterly period ended September 30, 1999 or


           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to
           _________.


Commission File Number 01912

VACU-DRY COMPANY

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


CALIFORNIA                                                94-1069729
(State of incorporation)                                  (IRS Employer
                                                           Identification #)

100 STONY POINT ROAD, SUITE 200, SANTA ROSA, CALIFORNIA   95401
(Address of principal executive offices)                  (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:       707/535-4000


--------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES: __X__      NO:


As of November 11, 1999, there were 1,520,087 shares of common stock, no par value, outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Vacu-dry Company (the "Company") is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. In addition to other factors and matters discussed elsewhere herein, these risks and uncertainties include, but are not limited to, uncertainties affecting the food processing industry, risks associated with fluctuations in the price and availability of raw materials, management of growth, adverse publicity affecting organic foods or the Company's products, and product recalls. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

The financial statements herein presented for the quarters ended September 30, 1999 and 1998 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the period then ended. All adjustments during the periods presented are of a normal recurring nature unless otherwise stated.

                                    OVERVIEW

Since the Company acquired certain of the assets and liabilities of Made in Nature, Inc. on June 11, 1998, Vacu-dry has operated in three business segments: industrial dried fruit ingredients, organic packaged foods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of the bulk of its apple-based industrial ingredients product line in June, 1999. In August, 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business segment. As a result of these decisions, the ingredients business is considered a discontinued operation and its operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.

                             DISCONTINUED OPERATIONS

In June, 1999 the Company announced an agreement, subject to shareholder approval (received July 26), to sell the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. At the same time, the Company also decided to close its only apple processing plant in Sebastopol, California. This sale, which was recorded in the first quarter of fiscal 2000, is an important element in Vacu-dry's strategic plan to increase the return on its investments and increase shareholder value by exiting businesses with low returns and high capital requirements. The transactions will provide financial resources to support the Company's real estate and other business opportunities.

The terms of the sale included the payment of $12 million cash to Vacu-dry upon closing the transaction on July 30, 1999. Tree Top also purchased related product line inventories of $1.9 million in September and October 1999. The after-tax gain on the sale was $3.2 million. The net gain is based upon the disposal value of assets not acquired by Tree Top, severance and relocation costs, wind-down costs, transaction costs and identified liabilities directly related to the decision to discontinue the business segment. These costs may be adjusted in the future depending upon the final wind-down of the business which is expected to run through June 30, 2000.

Following completion of the sale, the Company determined in August, 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines include the Company's vacuum dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. As a result of these decisions, the Company has classified this business segment as a discontinued business. Accordingly, the Company has segregated the net assets of the discontinued operations in the Consolidated Balance Sheets at September 30 and June 30, 1999, the operating results of the discontinued operations in the Consolidated Statements of Operations for three months ended September 30,1999 and 1998, and the cash flows from discontinued operations in the Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998.

In addition, as part of the transaction, the Company sold the Vacu-dry trademark. Thus, the Company will be seeking shareholder approval prior to December 31, 1999 to change its name.

In the first quarter of fiscal 2000, the Company recorded after-tax earnings from discontinued operations of $431,000. The after-tax earnings resulted from ingredients business sales of $7.7 million in fiscal 2000 versus $7.2 million in fiscal 1999. The rise in sales was due to increased buying by customers due to the liquidation of the apple ingredients business and sales to Tree Top of $519,000. The ingredients business generated $718,000 of pre-tax income in fiscal 2000 versus $607,000 in fiscal 1999. The Company is actively marketing all of its discontinued product lines and has presented offering information to interested parties. There can be no assurances that there will be a sale of all or any of the remaining product lines.

RESULTS OF CONTINUING OPERATIONS

The Company's continuing lines of business consist of the sales and marketing of organic packaged foods and beverages through the Company's subsidiary Made in Nature Company, Inc. and the leasing and development of the Company's real estate. The Company has been focusing on its Made In Nature operations throughout fiscal 1999 and the first quarter of fiscal 2000 and has reduced the selling, general and administrative staff from fourteen at July 1, 1998 to five at September 30, 1999. Sales were $619,000 for the three months ended September 30, 1999, resulting in a gross margin of $143,000 (23% of sales).This compares to sales of $791,000 for the three months ended September 30,1998 resulting in a gross margin of $142,000(18% of sales) Unlike its discontinued ingredients business, the Company does no processing of Made In Nature products. A significant portion of the Company's future revenues will come from the Company's second business segment, real estate. The Company intends to develop its real estate largely for industrial rental.

RESULTS OF OPERATIONS

Net Sales, which relate entirely to Made In Nature products, decreased $172,000 or 21.2% from $791,000 in the first quarter of fiscal 1999 to $619,000 in the first quarter of fiscal 2000. The decrease in sales was due to decreases in both beverage and packaged dried fruit product line sales.

Rental Revenue represents the Company's leasing of warehouse space in several buildings and a yard as well as excess space in its production facility. There are leases with twelve tenants that have varying terms ranging from month-to-month to eight years with options to extend. Substantially all available space at September 30, 1999 was under lease. Fiscal 2000 rental revenues in the first quarter increased 28% or $44,000 over fiscal 1999. This increase was a result of higher market rental rates, CPI increases and the leasing of some previously vacant space.

Other revenue primarily represents royalty income, which was higher than normal quarterly rates due to an additional payment, which is calculated on annual revenues of the licensee.

All Cost of Goods Sold are related to the sales of Made in Nature products. The Company realized gross margins of $143,000 or 23% of sales in Fiscal 2000 versus $142,000 or 18% of sales in fiscal 1999. The increase in gross margin was due to lower distribution costs.

Selling, general and administrative expenses include only direct costs related to continuing operations and all general corporate overhead costs. Only direct selling, general and administrative costs related to the ingredients business were allocated to discontinued operations in the Consolidated Statements of Operations. In fiscal 2000, selling, general and administrative expenses related to continuing operations decreased $569,000 or 48% from the prior year. The change was primarily due to significant efforts to reduce expenses for Made In Nature and reduced corporate costs due to the downsizing of the operation.

Interest expense for both fiscal 2000 and fiscal 1999 includes interest on three loans to repurchase Company shares and the portion of interest expense on the Company's revolving line of credit internally charged to Made In Nature based on intercompany borrowings. Interest expense in fiscal 2000 also included interest on mortgage debt. Interest costs of $54,000 in fiscal 2000 and $60,000 in fiscal 1999 related to the Company's revolving line of credit are included in discontinued operations.

In fiscal 2000 net interest expense from continuing operations of $49,000 increased $11,000 from the prior year due to the mortgage debt which was not outstanding in fiscal 1999.

The effective tax rate for the first quarter ended September 30, 1999 was 40% compared to an effective tax rate of 47% for the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities of continuing operations was $122,000 in fiscal 2000 compared to $1,774,000 in fiscal 1999 primarily due to a significant reduction in accounts payable in fiscal 1999.

The Company utilized the $12 million proceeds from the sale of its apple product lines to reduce borrowings under the bank line of credit and to retire a significant portion of its long-term debt. The proceeds will also be utilized to fund severance ,income tax payments and future wind-down costs. The Company is anticipating additional cash flow from the liquidation of its receivables and the sale of the remaining plant equipment. The cash balance increased $3.9 million from $548,000 at June 30, 1999 to $4,482,000 at September 30, 1999.

Historically, the Company's operating capital has been obtained from a combination of internal and external sources. The largest external source has been a revolving line of credit provided by a bank at its prime rate of interest, which is secured by the Company's assets. As of September 30, 1999, the Company had no outstanding balance on a maximum available line of $2 million. This credit facility was initially scheduled to expire in November, 2000. However, as a result of the sale of the discontinued operations, the bank amended the agreement in August , 1999, reducing the maximum line of credit to $2 million with an expiration date of December 31, 1999. As of September 30, 1998, the Company had $4 million of debt outstanding on a maximum bank line of $4.5 million.

As of September 30, 1999, the Company was in compliance with all of the covenants and restrictions related to its outstanding debt. The Company's loan agreement with its bank includes a negative covenant prohibiting the declaring or paying of a dividend in cash, stock or any other property without the prior approval by the bank.

In fiscal 1998, the Company had performed a review of its information technology
(IT) systems and determined that they were not year 2000 compliant. As a result, a new computer system with related hardware was installed during fiscal 1999 at a cost of $1.1 million. The related IT expenditures were partially financed through capital lease arrangements of $840,000. These leases were divided into two components: one for hardware for $246,000, and the other for software, including installation by an outside consulting firm, for $594,000. The leases are payable over three and four years, respectively, and include a buy-out option. Management feels that upon the sale and closedown of the discontinued operations, the new system may far exceed the Company's future requirements. Consequently, the existing system has been written off in the quarter ended September 30, 1999, and is included in the net gain on the sale of the discontinued business. The Company is at present exploring the purchase of a much simpler and less expensive system that is also year 2000 compliant.

Until recently, the Company's real estate activities had consisted of the leasing of an idle production facility and rental of a small portion of space in its operating facility. Most of the previously available space has been rented. With the closure of the plant as a result of the sale of the processed apple product lines, the Company intends to convert all of its former plant space to industrial rentals by outside parties. The new space available for leasing includes a mix of offices, production buildings and warehouses plus approximately 55,000 square feet of cold storage. The Company is actively seeking to attract wineries and food processors to occupy the space.

                                VACU-DRY COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                                Three Months      Three Months
                                                                                   Ended              Ended
                                                                                  9/30/99            9/30/98
                                                                                ------------      ------------
REVENUES:
      Net Sales                                                                    $619,000           $791,000
      Rental                                                                        201,000            157,000
      Other                                                                          55,000                  -
                                                                                     ------           --------
      Total revenue                                                                $875,000           $948,000
                                                                                   --------           --------

Costs & Expenses
      Cost of sales                                                                 476,000            649,000
      Selling, general & administrative                                             609,000          1,178,000
      Interest, net                                                                  49,000             38,000
                                                                                     ------             ------
      Total costs and expenses                                                    1,134,000          1,865,000
                                                                                  ---------          ---------
      Loss from continuing operations before minority
           interest and provision for taxes                                       (259,000)          (917,000)

MINORITY INTEREST                                                                         -             73,000
                                                                                 ----------         ----------
Loss from continuing operations before benefit for income taxes                   (259,000)          (844,000)

PROVISION (BENEFIT) FOR INCOME TAXES                                              (104,000)          (393,000)
                                                                                  ---------          ---------
Net loss from continuing operations                                               (155,000)          (451,000)
                                                                                  ---------          ---------

DISCONTINUED OPERATIONS:
      Earnings from discontinued operations, net of income taxes                    431,000            322,000
      Gain on sale of discontinued business, net of income taxes                  3,249,000                  -
                                                                                  ---------            -------
NET INCOME FROM DISCONTINUED OPERATIONS                                           3,680,000            322,000
                                                                                  ---------            -------

NET EARNINGS (LOSS)                                                              $3,525,000         $(129,000)
                                                                                 ==========         ==========

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
      Basic                                                                       1,519,447          1,511,014
                                                                                  =========          =========
      Diluted                                                                     1,565,095          1,542,529
                                                                                  =========          =========

EARNINGS (LOSS) PER COMMON SHARE
      Continuing operations
      Basic                                                                         $(0.10)           $ (0.30)
                                                                                    ======            =======
      Diluted                                                                       $(0.10)           $ (0.30)
                                                                                    ======            =======

      Discontinued operations:
      Basic                                                                          $ 2.42            $  0.22
                                                                                     ======            =======
      Diluted                                                                        $ 2.35            $  0.22
                                                                                     ======            =======

      Net earnings (loss):
      Basic                                                                          $ 2.32            $(0.08)
                                                                                     ======            =======
      Diluted                                                                        $ 2.25            $(0.08)
                                                                                     ======            =======

                    See Notes to Interim Financial Statements

VACU-DRY COMPANY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
[Restubbed Table]
                                                      9/30/99         6/30/99
                                                      -------         -------
CURRENT ASSETS:

Cash                                                 $ 4,482,000     $   548,000

Accounts receivable, net                                 320,000         327,000



Prepaid income taxes                                     316,000         566,000

Inventories, net                                       1,320,000       1,513,000

Prepaid expenses                                          84,000         165,000

Current deferred taxes, net                            1,183,000       2,032,000

Net current assets of discontinued operations          1,140,000       5,431,000
                                                     -----------     -----------

Total current assets                                   8,845,000      10,582,000


Property, plant, equipment, net                        2,957,000       3,135,000



Net assets of discontinued operations                  3,613,000       4,449,000



Deferred income taxes, net                               326,000         326,000





Total Assets                                         $15,741,000     $18,492,000
                                                     ===========     ===========


                                                      9/30/99         6/30/99
                                                      -------         -------
CURRENT LIABILITIES:

Borrowings under line of credit                      $        --     $ 5,745,000

Current maturities of long term debt                      50,000       1,416,000

Current portion of capital lease obligation              214,000         209,000

Accounts payable                                         211,000         542,000

Income taxes payable                                   1,500,000            --

Accrued payroll and related liabilities                  184,000         437,000

Other accrued expenses                                   177,000         183,000
                                                     -----------     -----------

Total current liabilities                              2,336,000       8,532,000
                                                     -----------     -----------

Long term capital lease obligation                       516,000         590,000
                                                     -----------     -----------

Long term debt-net of
      current maturities                               2,849,000       2,860,000
                                                     -----------     -----------

SHAREHOLDERS' EQUITY:
Capital stock                                          2,894,000       2,890,000
Warrants for common stock                                456,000         456,000
Retained earnings                                      6,690,000       3,164,000
                                                     -----------     -----------
Total shareholders' equity                            10,040,000       6,510,000

Total liabilities and shareholders' equity           $15,741,000     $18,492,000
                                                     ===========     ===========



                    See Notes to Interim Financial Statements

                                VACU-DRY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

CASH FLOWS FROM OPERATING ACTIVITIES:                                                1999                  1998
                                                                                     ----                  ----
Net earnings (loss)                                                           $ 3,525,000            $(129,000)

Adjustments to reconcile net earnings (loss)
   to net cash used for operating
   activities:
   Earnings from discontinued operations, net                                   (431,000)             (322,000)
   Gain on sale of discontinued business, net                                 (3,249,000)                     -
   Depreciation and amortization expense                                           92,000               107,000
    Minority interest                                                                   -              (73,000)

   Changes in assets & liabilities:
   Accounts receivable, net                                                         7,000              (78,000)
   Income tax receivable                                                          250,000             (109,000)
   Inventories, net                                                               193,000               (1,000)
   Prepaid assets                                                                  81,000               179,000
   Accounts payable                                                             (331,000)           (1,304,000)
   Accrued payroll & related liabilities                                        (253,000)                51,000
   Other accrued expenses                                                         (6,000)              (95,000)
                                                                                 --------              --------
Net cash provided by
   (used in) operating activities                                               (122,000)           (1,774,000)
   Net cash provided by discontinued operations                                11,250,000               568,000
                                                                               ----------           -----------
   Net cash provided by (used) in operating activities                         11,128,000           (1,206,000)
                                                                               ----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                           (6,000)             (301,000)
   Investing activities of discontinued operations                                      -             (203,000)
                                                                                   ------             ---------
   Net cash provided by (used for) investing activities                           (6,000)             (504,000)
                                                                                   ------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under the line of credit                                          3,727,000             4,945,000
   Payments on the line of credit                                             (9,472,000)           (3,276,000)
   Principal payments of debt                                                 (1,377,000)             (191,000)
   Payments on capital lease                                                     (69,000)                     -
   Issuance of common stock                                                         3,000                13,000
                                                                              -----------             ---------
   Net cash provided by (used for) financing activities                       (7,188,000)             1,491,000
                                                                              -----------             ---------

NET INCREASE (DECREASE) IN CASH                                                 3,934,000             (219,000)

CASH AT THE BEGINNING OF THE YEAR                                                 548,000               385,000
                                                                                  -------               -------

TOTAL CASH AT THE END OF THE PERIOD                                            $4,482,000              $166,000
                                                                               ==========              ========

                    See notes to Interim Financial Statement

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

Note 1-

The accompanying fiscal 1999 and 1998 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature except as discussed below. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 1999. The results of operations for the three month period ended September 30, 1999 are not indicative of the results that will be achieved for the entire year ending June 30, 2000.

Reclassification - Certain 1998 amounts were reclassified to conform to the 1999 presentation with respect to discontinued operations.

Note 2-

In July 1999, the Company consummated an asset purchase agreement (the Purchase Agreement) with Tree Top, Inc. The Purchase Agreement governs the sale of all intangible assets (primarily trademarks, know how and customer lists) and certain of the equipment relating to the Company's processed apple products line. Although the Purchase Agreement excludes other product lines within the Company's ingredient segment, the Company is actively seeking buyers for the remaining product lines of the ingredients segment and plans to discontinue production of all ingredients segment products by June 30, 2000. Consequently, the ingredients segment has been presented as a discontinued operation in the accompanying consolidated financial statements. The purchase price for the sale of the processed apple product line of $12,000,000 was paid in cash at the closing date of the sale on July 30, 1999. In addition, apple products inventories at a net book of $ 1.7 million were purchased by Tree Top, Inc. at a price of $1.9 million through October, 1999 ($519,000 of which was recorded as of September 30, 1999). Tree Top, Inc. is not assuming any of the Company's liabilities. In connection with the Purchase Agreement, the Company and certain shareholders, directors, and management will agree not to compete with Tree Top, Inc. in processed apple product lines for a period of three to ten years. In addition, as part of the transaction, the Company sold the Vacu-dry trademark. Thus, the Company will be seeking shareholder approval prior to December 31, 1999 of a new name.

During the first quarter of fiscal 2000, the Company recorded a net after-tax gain of $3.2 million from the sale of the processed apple product line and the disposal of the remaining product lines of the ingredients segment. The net after-tax gain included $12,000,000 of proceeds from the sale offset by a) the write-down of assets related to the ingredients segment to their estimated net realizable value (assets which were impaired as a direct result of the decision to discontinue the segment and sell the apple product lines), b) costs to be incurred in closing the discontinued segment (consisting primarily of severance costs, professional fees, relocation costs and lease buy-outs), c) estimated operating losses to be incurred during the wind-down period and d) estimated loss on sale of equipment at auction, e) transaction costs, and f) the cost of equipment sold to TreeTop as a part of the sale of the Apple Products Line.

Summarized historical information of the discontinued operations is as follows:

                                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                                        --------------------------------
                                                                                              1999            1998
                                                                                              ----            ----
Income statement data:
      Revenues                                                                             $7,726,000        $7,230,000
      Costs and expenses                                                                  (7,008,000)       (6,623,000)
                                                                                          ----------        -----------
      Operating income                                                                        718,000           607,000
      Income tax expense                                                                    (287,000)         (285,000)
                                                                                            ---------         ---------
      Income from discontinued operations, net of income taxes                              $ 431,000          $322,000
                                                                                            =========          ========

                                                                                   SEPTEMBER 30,1999       JUNE 30,1999
Balance sheet data:

Accounts receivable, net of reserves of $172,000                                           $4,084,000        $2,287,000
Inventories, net of reserves of $3,487,000 and $3,968,000                                   2,801,000         7,202,000
Prepaid expense                                                                                85,000           323,000
                                                                                               ------           -------
      Total current assets of discontinued operations                                       6,970,000         9,812,000
Property, plant and equipment, net                                                          3,614,000         4,448,000
                                                                                            ---------         ---------
      Total assets of discontinued operations                                              10,584,000        14,260,000

Accounts payable                                                                              504,000         3,388,000
Accrued payroll and related liabilities                                                       233,000           812,000
Other accrued expenses                                                                        142,000           180,000
Provision for severance ,transaction costs, wind-down costs and other
      liabilities related to the  decision to discontinue the ingredients segment           4,952,000                --
                                                                                            ---------           -------
      Total liabilities of discontinued operations                                          5,831,000         4,380,000

      Net assets of discontinued operations                                                $4,753,000        $9,880,000
                                                                                           ==========        ==========

The inventories included above have been adjusted to net realizable value.

Note 3 -

INVENTORIES - Inventories are stated at FIFO cost.

Inventories at September 30, 1999 and June 30, 1999, consisted of the following:

                                                                                              9/30/99          6/30/99
                                                                                              -------          -------
                                                  Finished goods                             $248,000          $195,000
                                                  Raw materials, & supplies                 1,434,000         1,696,000
                                                  Reserve for obsolete inventory            (362,000)         (378,000)
                                                                                            ---------         ---------
                                                                                           $1,320,000        $1,513,000

Note 4 -

STATEMENT OF CASH FLOWS - Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

                                                                                                1999            1998
                                                                                                ----            ----
                                                    Interest paid                            $160,000          $ 90,000
                                                    Income taxes paid                        $      -          $      -

Note 5-

CONTINGENCIES

The Company is continuing to bargain in good faith with Teamsters Local 624 regarding the effects on union employees of the discontinuance of the Company's apple-based ingredients product lines. Such bargaining is expected to continue until either a mutually agreed upon settlement is reached or until the point of impasse. Management believes that it has adequately provided for any potential settlement, however, there can be no assurances that the actual settlement will not exceed the amount provided.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

On July 26, 1999 holders of a majority of the Company's outstanding common stock approved by written consent the sale of certain of the intangible assets and some of the equipment related to the Company's processed apple product line. Shareholders holding 929,304 shares voted for the transaction and shareholders holding 16,856 shares voted against the transaction.


Item 6.    Exhibits & Reports on Form 8-K

a.    Exhibits
      (27) Financial Data Schedule (by electronic filing only)

Reports on Form 8-K -

On August 5, 1999 the Company filed a Form 8-K relating to the approval of the transaction described in Item 4 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 11, 1999


/s/ Gary L. Hess
------------------------------------
Gary L. Hess,
Chief Executive Officer, President and Chief Financial Officer