Form 10-Q
period 1999-12-31
VACU DRY CO
filed 2000-02-23
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) X of the Securities Exchange Act of 1934.

     For the quarterly period ended December 31, 1999 or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from _________ to _________.


                          Commission File Number 01912

                            SONOMAWEST HOLDINGS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             ------------------------------------------------------


                 CALIFORNIA                          94-1069729
          ------------------------         ------------------------------
          (State of incorporation)         (IRS Employer Identification #)


100 STONY POINT ROAD, SUITE 200, SANTA ROSA, CALIFORNIA                95401
-------------------------------------------------------                -----
(Address of principal executive offices)                             (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  707/535-4000
--------------------------------------------------


                                VACU-DRY COMPANY
           ----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES:  [X]     NO:  [ ]

As of February 22, 2000, there were 1,520,734 shares of common stock, no par value, outstanding.

                            SONOMAWEST HOLDINGS, INC.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART  I.  FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at December 31, 1999
            and June 30, 1999................................................3
          Condensed Consolidated Statements of Earnings -
            Three and Six Months Ended December 31, 1999 and 1998............5
          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended December 31, 1999 and 1998......................6
          Notes to Condensed Consolidated Financial Statements...............7

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................9



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings.................................................12

  Item 2. Changes in Securities.............................................12

  Item 4. Submission of Matters to a Vote of Security Holders...............12

  Item 6. Exhibits and Reports on Form 8-K..................................12


  Signature.................................................................13


PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SONOMAWEST HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              AMOUNTS IN THOUSANDS

                                                             12/31/99           6/30/99
                                                           ------------       ------------
CURRENT ASSETS:
Cash                                                       $      8,643       $        548

Accounts receivable, net                                            629                327

Prepaid income taxes                                                 --                566


Inventories, net                                                  1,122              1,513

Prepaid expenses                                                     91                165

Current deferred taxes, net                                       1,439              2,032

Net current assets of
 discontinued operations                                             --              5,222
                                                           ------------       ------------

Total current assets                                             11,924             10,373
                                                           ------------       ------------

Property, plant, equipment, net                                   2,892              3,135

Net assets of discontinued operations                                --              3,859

Deferred income taxes, net                                          171                326

Other assets                                                         75                 --
                                                           ------------       ------------
Total assets                                               $     15,062       $     17,693
                                                           ============       ============



            See Notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)
                              AMOUNTS IN THOUSANDS


                                                             12/31/99           6/30/99
                                                           ------------       ------------
CURRENT LIABILITIES:

Borrowings under line of credit                            $         --       $      5,745

Current maturities of long term debt                                344              1,416


Accounts payable                                                    254                542

Income taxes payable                                                712                 --

Accrued payroll and related liabilities                             153                437

Other accrued expenses                                               99                183

Net current liabilities of
   discontinued operations                                          974                 --
                                                           ------------       ------------

Total current liabilities                                         2,536              8,323
                                                           ------------       ------------

Net liabilities of discontinued operations                          446                 --

Long term debt-net of
    current maturities                                            2,565              2,860
                                                           ------------       ------------

Total liabilities                                                 5,547             11,183
                                                           ------------       ------------

SHAREHOLDERS' EQUITY:
Capital stock                                                     2,897              2,890
Warrants for common stock                                           456                456
Retained earnings                                                 6,162              3,164
                                                           ------------       ------------
Total shareholders' equity                                        9,515              6,510
                                                           ------------       ------------

Total liabilities and shareholders' equity                 $     15,062       $     17,693
                                                           ============       ============

            See Notes to Condensed Consolidated Financial Statements


                            SONOMAWEST HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                          Six Months            Three Months
                                                                       Ended December 31      Ended December 31
                                                                       ------------------    ------------------
                                                                         1999      1998       1999        1998
                                                                       -------    -------    -------    -------
REVENUES:
   Net Sales                                                           $ 1,151    $ 1,258    $   535    $   565
   Rental                                                                  666        279        462        165
                                                                       -------    -------    -------    -------
  Total revenue                                                        $ 1,817    $ 1,537    $   997    $   730
                                                                       -------    -------    -------    -------

Costs & Expenses
   Cost of sales                                                         1,095      1,138        652        496
   Selling, general & administrative                                     1,273      1,472        571        696
                                                                       -------    -------    -------    -------
   Total costs and expenses                                              2,368      2,610      1,223      1,192
                                                                       -------    -------    -------    -------

Other income (expense), net                                                 (3)       (70)        47        (49)
                                                                       -------    -------    -------    -------

Loss from continuing operations before minority
         interest and benefit for income taxes                            (554)    (1,143)      (179)      (511)

MINORITY INTEREST                                                           --        132         --         59
                                                                       -------    -------    -------    -------
Loss from continuing operations before benefit for income taxes           (554)    (1,011)      (179)      (452)

BENEFIT FOR INCOME TAXES                                                  (221)      (401)       (72)      (180)
                                                                       -------    -------    -------    -------
Net loss from continuing operations                                       (333)      (610)      (107)      (272)
                                                                       -------    -------    -------    -------

DISCONTINUED OPERATIONS:
   Earnings from discontinued operations, net of income taxes              431        801         --        592
   Gain (loss) on sale of discontinued business, net of income taxes     2,899         --       (421)        --
                                                                       -------    -------    -------    -------
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS                         3,330        801       (421)       592
                                                                       -------    -------    -------    -------

NET EARNINGS (LOSS)                                                    $ 2,997    $   191    $  (528)   $   320
                                                                       =======    =======    =======    =======

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
  Basic                                                                  1,520      1,512      1,520      1,516
                                                                       =======    =======    =======    =======
  Diluted                                                                1,551      1,540      1,542      1,540
                                                                       =======    =======    =======    =======

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
 Basic                                                                 $ (0.22)   $ (0.40)   $ (0.07)   $ (0.18)
                                                                       =======    =======    =======    =======
 Diluted                                                               $ (0.22)   $ (0.40)   $ (0.07)   $ (0.18)
                                                                       =======    =======    =======    =======

Discontinued operations:
Basic                                                                  $  2.19    $  0.53    $ (0.28)   $  0.39
                                                                       =======    =======    =======    =======
Diluted                                                                $  2.15    $  0.52    $ (0.28)   $  0.38
                                                                       =======    =======    =======    =======

Net earnings (loss):
Basic                                                                  $  1.97    $  0.13    $ (0.35)   $  0.21
                                                                       =======    =======    =======    =======
Diluted                                                                $  1.93    $  0.12    $ (0.35)   $  0.21
                                                                       =======    =======    =======    =======

            See Notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              AMOUNTS IN THOUSANDS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                                              1999          1998
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                $  2,998      $    191
Adjustments to  reconcile net earnings (loss)
     to net cash used for  operating activities:
     Earnings from discontinued operations, net                 (431)         (801)
     Gain on sale of discontinued business, net               (2,899)           --
     Depreciation and amortization expense                       124            83
       Minority interest                                          --          (132)
     Changes in assets & liabilities:
     Accounts receivable, net                                   (302)         (104)
     Income tax receivable                                       250           (71)
     Inventories, net                                            391        (4,450)
     Prepaid and other assets                                     (1)          179
     Accounts payable                                           (288)        1,585
     Accrued payroll & related liabilities                      (284)            3
     Other accrued expenses                                      (84)           (3)
                                                            --------      --------
Net cash provided by (used for) operating activities            (526)       (3,520)
                                                            --------      --------
     Net cash provided by discontinued operations             15,764         1,132
                                                            --------      --------
     Net cash provided by (used) in operating activities      15,238        (2,388)
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                        (38)         (891)
                                                            --------      --------
     Net cash provided by (used for) investing activities        (38)         (891)
                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under the line of credit                       3,727        12,812
     Payments on the line of credit                           (9,472)      (11,617)
     Principal payments of current debt                       (1,367)         (283)
     MINCO financing proceeds                                     --         2,100
     Issuance of common stock                                      7            14
                                                            --------      --------
     Net cash provided by (used for) financing activities     (7,105)        3,026
                                                            --------      --------

NET INCREASE (DECREASE) IN CASH                                8,095          (253)

CASH AT THE BEGINNING OF THE YEAR                                548           385
                                                            --------      --------

TOTAL CASH AT THE END OF THE PERIOD                         $  8,643      $    132
                                                            ========      ========

            See notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 1999

Note 1-

The accompanying fiscal 1999 and 1998 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature except as discussed below. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 1999. The results of operations for the three- and six-month periods ended December 31, 1999 are not indicative of the results that will be achieved for the entire year ending June 30, 2000.

Reclassification - Certain previously-reported amounts were reclassified to conform to the current presentation with respect to discontinued operations.

Note 2-

In July 1999, the Company consummated an asset purchase agreement (the Purchase Agreement) with Tree Top, Inc. The Purchase Agreement governs the sale of all intangible assets (primarily trademarks, know how and customer lists) and certain of the equipment relating to the Company's processed apple products line. Although the Purchase Agreement excludes other product lines within the Company's ingredient segment, the Company is actively seeking buyers for the remaining product lines of the ingredients segment and plans to discontinue production of all ingredients segment products by June 30, 2000. Consequently, the ingredients segment has been presented as a discontinued operation in the accompanying consolidated financial statements. The purchase price for the sale of the processed apple product line of $12,000,000 was paid in cash at the closing date of the sale on July 30, 1999. In addition, apple products inventories with a net book of $ 1.7 million were purchased by Tree Top, Inc. at a price of $1.9 million. Tree Top, Inc. is not assuming any of the Company's liabilities. In connection with the Purchase Agreement, the Company and certain shareholders, directors, and management will agree not to compete with Tree Top, Inc. in processed apple product lines for a period of three to ten years. In addition, as part of the transaction, the Company sold the Vacu-dry trademark. Thus, the Company changed to its current name in December 1999.

During the first half of fiscal 2000, the Company recorded a net after-tax gain of $2.9 million from the sale of the processed apple product line and the disposal of the remaining product lines of the ingredients segment. The net after-tax gain included $15,764,000 of proceeds from the sale offset by a) the write-down of assets related to the ingredients segment to their estimated net realizable value (assets which were impaired as a direct result of the decision to discontinue the segment and sell the apple product lines), b) costs to be incurred in closing the discontinued segment (consisting primarily of severance costs, professional fees, relocation costs and lease buy-outs), c) estimated operating losses to be incurred during the wind-down period and d) estimated loss on sale of equipment at auction.

Summarized historical information of the discontinued operations is as follows:

                                                                                                SIX MONTHS ENDED DECEMBER 31,
                                                                                                     1999            1998
                                                                                                 ------------    ------------
7
Income statement data:
     Revenues                                                                                    $  7,726,000    $  9,389,000
     Costs and expenses                                                                            (7,008,000)     (8,054,000)
                                                                                                 ------------    ------------
     Operating income                                                                                 718,000       1,335,000
     Income tax expense                                                                              (287,000)       (534,000)
                                                                                                 ------------    ------------
     Income from discontinued operations, net of income taxes                                    $    431,000    $    801,000
                                                                                                 ============    ============



                                                                                               DECEMBER 31,1999  JUNE 30,1999
                                                                                               ----------------  ------------
Balance sheet data:

Accounts receivable, net of reserves of $130,000 and $172,000                                    $         --    $  2,287,000
Inventories, net of reserves of $3,962,000 and $3,968,000                                             237,000       7,202,000
Prepaid expenses                                                                                           --         323,000
                                                                                                 ------------    ------------
     Total current assets of discontinued operations                                                  237,000       9,812,000
Property, plant and equipment, net                                                                         --       4,448,000
                                                                                                 ------------    ------------
     Total assets of discontinued operations                                                          237,000      14,260,000

Accounts payable                                                                                           --       3,388,000
Accrued payroll and related liabilities                                                                    --         812,000
Other accrued expenses                                                                                     --         180,000
Capital lease liability for computer system                                                           697,000         799,000
Provision for severance, transaction costs, wind-down costs and other
     liabilities related to the  decision to discontinue the ingredients segment                      960,000              --
                                                                                                 ------------    ------------
     Total liabilities of discontinued operations                                                   1,657,000       5,179,000

     Net assets (liabilities) of discontinued operations                                         $ (1,420,000)   $  9,081,000
                                                                                                 ============    ============

The inventories included above have been adjusted to net realizable value

Note 3 -

INVENTORIES - Inventories are stated at FIFO cost

Inventories at December 31, 1999 and June 30, 1999, consisted of the following:

                                                                                                   12/31/99         6/30/99
                                                                                                 ------------    ------------
                                            Finished goods                                       $    224,000    $    195,000
                                            Raw materials, & supplies                               1,260,000       1,696,000
                                            Reserve for obsolete inventory                           (362,000)       (378,000)
                                                                                                 ------------    ------------
                                                                                                 $  1,122,000    $  1,513,000
                                                                                                 ============    ============

Note 4 -

STATEMENT OF CASH FLOWS - Interest and income tax payments reflected in the Condensed Consolidated Statement of Cash Flows were as follows:

                                                                                                     1999             1998
                                                                                                 ------------    ------------
                                            Interest paid                                        $    166,000    $    198,000
                                            Income taxes paid                                    $    220,000    $    102,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SonomaWest Holdings, Inc. (the "Company") is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. In addition to other factors and matters discussed elsewhere herein, these risks and uncertainties include, but are not limited to, uncertainties affecting the food processing industry, risks associated with fluctuations in the price and availability of raw materials, management of growth, adverse publicity affecting organic foods or the Company's products, and product recalls. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

The financial statements herein presented for the quarters and six-month periods ended December 31, 1999 and 1998 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature unless otherwise stated.

                                    OVERVIEW

Since the Company acquired certain of the assets and liabilities of Made in Nature, Inc. on June 11, 1998, the Company has operated in three business segments: industrial dried fruit ingredients, organic packaged foods and real estate. The Company commenced a strategic reorganization upon the announcement of the proposed sale of the bulk of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business segment. As a result of these decisions, the ingredients business is considered a discontinued operation and its operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.

                             DISCONTINUED OPERATIONS

In June 1999 the Company announced an agreement (subsequently approved by the Company's shareholders in July 1999), to sell the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. At the same time, the Company also decided to close its only apple processing plant in Sebastopol, California. This sale, which was recorded in the first quarter of fiscal 2000, is an important element of the Company's strategic plan to increase the return on its investments and increase shareholder value by exiting businesses with low returns and high capital requirements. The transactions will provide financial resources to support the Company's real estate and other business opportunities.

The terms of the sale included the payment of $12 million cash to the Company in July 1999. Tree Top also purchased related product line inventories of $1.9 million in September and October 1999. The after-tax gain on the sale was $2.8 million. The net gain is based upon the cash proceeds and the disposal value of assets not acquired by Tree Top, offset by severance and relocation costs, wind-down costs, transaction costs and identified liabilities directly related to the decision to discontinue the business segments. These costs may be adjusted in the future depending upon the final wind-down of the business which is expected to run through June 30, 2000.

Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines include the Company's vacuum dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. As a result of these decisions, the Company has classified this business segment as a discontinued business. Accordingly, the Company has segregated the net assets of the discontinued operations in the Consolidated Balance Sheets at December 31 and June 30, 1999, the operating results of the discontinued operations in the Consolidated Statements of Operations for three and six months ended December 31,1999 and 1998, and the cash flows from discontinued operations in the Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998.

In addition, as part of the transaction, the Company sold the Vacu-dry trademark. As a result, the Company adopted its new name in December 1999.

In the first half of fiscal 2000, the Company recorded after-tax earnings from discontinued operations of $431,000. The after-tax earnings resulted from ingredients business sales of $7.7 million in fiscal 2000 versus $9.4 million in fiscal 1999. The decline in sales was due to the liquidation of the apple ingredients business during the first quarter of fiscal 2000 and a significant decline in the sales of Perma Pak products. The ingredients business generated $718,000 of operating income in fiscal 2000 versus $1,335,000 in fiscal 1999. The Company is actively marketing all of its discontinued product lines and has presented offering information to interested parties. There can be no assurances that there will be a sale of all or any of the remaining product lines. The anticipated pick up in demand for low moisture, shelf stable foods in the second half of 1999 surrounding Y2K fears did not materialize. As a result, the Company recorded additional reserves of $500,000 in December 1999 to reflect the estimated impairment of its Perma Pak inventories. These reserves are included in the gain (loss) on sale of discontinued business, net of income taxes, in the accompanying Condensed Consolidated Statements of Earnings. During the second quarter of fiscal 2000 the Company completed the sale of the majority of its remaining production equipment associated with its discontinued businesses. Finally, the Company successfully concluded negotiations with Teamsters Local 624 regarding severance associated with the sale of the apple-based ingredients businesses. Severance payments totaling approximately $300,000 were paid to former union employees in December 1999. The losses on equipment sales and the severance payments were consistent with the amounts provided in the first quarter of fiscal 2000.

                        RESULTS OF CONTINUING OPERATIONS

The Company's continuing lines of business consist of the sales and marketing of organic packaged fruits and beverages through the Company's subsidiary Made in Nature Company, Inc. (MINCO) and the leasing and development of the Company's real estate. The Company continues to look for opportunities to drive costs out of the MINCO operation, reducing staff by more than 50% (to 5) since its acquisition in June 1998. All production is outsourced. Expanding product distribution beyond the historical specialty health food category into mass supermarkets has proven to be a challenge. These customers typically demand significant free goods and advertising commitments to induce order flow, along with full product dating protection. A significant portion of the Company's future revenues will come from the Company's second business segment, real estate. The Company intends to develop its real estate largely for industrial rental. The current use permit for the Company's former production site requires that the facility be used in part for the processing of locally grown crops. The Company is attempting to broaden the use permit to allow other types of activities, but there can be no assurance that such efforts will be successful.

RESULTS OF OPERATIONS

Net sales consist solely of MINCO revenues, and were $1,151,000 and $535,000 for the six and three months ending December 31, 1999, as compared with $1,258,000 and $565,000 for the corresponding periods in the prior year, declines of 9% and 5%, respectively. The decreases in sales were due to decreases in both beverage and packaged dried fruit product line sales. The Company continues to evaluate all of its options to bring MINCO operations to profitability, including a possible sale or merger of the business to gain operating scale efficiencies.

Rental Revenue represents the Company's leasing of warehouse space in several buildings and a yard as well as its former production facility. There are leases with more than a dozen tenants that have varying terms ranging from month-to-month to eight years with options to extend. Several of the larger tenants have notified the Company that they will be moving before June 2000. In addition, the Company is preparing its vacated production facility for leasing, and has engaged a broker to assist in the marketing effort. Fiscal 2000 rental revenues have increased $387,000 and $297,000, or 139% and 180% for the six and three months ended December 31, respectively, as compared with the corresponding periods in the prior year. These increases are due to higher market rental rates, CPI increases and the leasing of some previously vacant space, along with annual true-up utility billings for some tenants performed in December 1999.

All Cost of Goods Sold are related to the sales of Made in Nature products. Profitability was impacted in the current quarter by the sale of some stale-dated specialty juice concentrate at a $210,000 loss. Without this transaction, MINCO would have earned 23% year-to-date gross margin in fiscal

2000 compared to 8% in the prior year. This improvement in margin is the result of Company efforts to lower its distribution costs and customer claims for spoilage, along with better inventory management.


Selling, general and administrative expenses include only direct costs related to continuing operations and all general corporate overhead costs. Only direct selling, general and administrative costs related to the ingredients business were allocated to discontinued operations in the Consolidated Statements of Operations. In the second quarter and year-to-date of fiscal 2000, selling, general and administrative expenses related to continuing operations decreased 18% and 14% from the corresponding periods of the prior year, to $1,273,000 and $571,000, respectively. These declines were primarily due to significant efforts to reduce expenses for MINCO and reduced corporate costs due to the downsizing of the operation.

The effective tax rate for the second quarter and year-to-date fiscal 2000 and the corresponding periods in fiscal 1999 was 40%, or approximately the statutory rate after the federal benefit for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilized the $15.8 million net proceeds from its discontinued operations (including $12 million from the sale of its apple product lines) to reduce borrowings under the bank line of credit and to retire a significant portion of its debt. Cash balances increased from $548,000 at June 30, 1999 to $8,643,000 at December 31, 1999. The Company retired two share repurchase notes in January 2000 to reduce long-term debt another $271,000.

Historically, the Company's operating capital has been obtained from a combination of internal and external sources. The largest external source has been a revolving line of credit provided by a bank at its prime rate of interest, which is secured by the Company's assets. As of September 30, 1999, the Company had no outstanding balance on a maximum available line of $2 million, nor did the Company draw down this facility during the second fiscal quarter. This credit facility was initially scheduled to expire in November 2000. However, as a result of the sale of the discontinued operations, the bank amended the agreement in August 1999, reducing the maximum line of credit to $2 million with an expiration date of December 31, 1999. The Company has no plans to renew the credit facility, as internally-generated cash flow and the remaining proceeds from the sale of the ingredients business should be sufficient to meet working capital needs for the coming year.

In fiscal 1998, the Company had performed a review of its information technology
(IT) systems and determined that they were not year 2000 compliant. As a result, a new computer system with related hardware was installed during fiscal 1999 at a cost of $1.1 million. The related IT expenditures were partially financed through capital lease arrangements of $840,000. These leases were divided into two components: one for hardware for $246,000, and the other for software, including installation by an outside consulting firm, for $594,000. The leases are payable over three and four years, respectively, and include a buy-out option. Management feels that upon the sale and closedown of the discontinued operations, the new system will far exceed the Company's future requirements. Consequently, the existing system was written off in the quarter ended September 30, 1999, and is included in the net gain on the sale of the discontinued business. The Company converted to a simpler and less expensive system for an investment of less than $50,000 in December 1999 that is also year 2000 compliant.

Until recently, the Company's real estate activities had consisted of the leasing of an idle production facility and rental of a small portion of space in its operating facility. Most of the previously available space has been rented. With the closure of the plant as a result of the sale of the processed apple product lines, the Company intends to convert all of its former plant space to industrial rentals by outside parties. The new space available for leasing includes a mix of offices, production buildings and warehouses plus approximately 55,000 square feet of cold storage. The Company is actively seeking to attract wineries and food processors to occupy the space, and has engaged a leading real estate broker to assist in the marketing and leasing of the facility. It is anticipated that the facility will be fully leased in stages over the next twelve months.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings pending.

Item 2.  Changes in Securities

The Company's revolving line of credit agreement with its Bank dated April 20, 1999, included a covenant which prohibited the declaring or paying of any dividend or distribution in either cash, stock or any other property on the Company's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire shares of any class of the Company's stock now or hereafter outstanding, without the prior approval by the Bank. The line of credit expired December 31, 1999 and the Company has no plans to renew it.

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

The Company's Annual Meeting of Shareholders was held on November 22, 1999. Gary
L. Hess, Roger S. Mertz, Frederic Selinger and Craig R. Stapleton were elected directors. In addition, the following proposals were approved:

a. An amendment to the Company's Articles of Incorporation to change the name of the Company from Vacu-dry Company to SonomaWest Holdings, Inc.
b. An amendment to the Company's Articles of Incorporation changing the corporate purposes and powers of the Company.
c. An amendment to the Company's by-laws to provide for a change in the authorized number of directors.
d. An amendment to the Company's 1996 Stock Option Plan to increase the shares available for issuance under the Plan by an aggregate of 185,000 shares to 275,000 shares.

The shares voted for, against, and abstain on these matters were as follows:

Proposal                              For        Against           Abstain
--------                              ---        -------           -------
Name Change                         951,587       11,865              794
Change in Purposes                  932,647       30,880              719
Amendment to By-Laws                890,402       52,744           21,100
Amendment to Option Plan            801,395      161,182            1,669


Item 6.  Exhibits & Reports on Form 8-K

a.   Exhibits
     (27) Financial Data Schedule (by electronic filing only)

Reports on Form 8-K

On August 5,1999 the Company filed a Form 8-K relating to the approval of the transaction described in Item 4 above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 22, 2000                 /s/ GARY L. HESS
                                         ---------------------------------------
                                             Gary L. Hess,
                                             Chief Executive Officer, President
                                             and Chief Financial Officer