Form 10-Q
period 2000-03-31
SONOMAWEST HOLDINGS INC
filed 2000-05-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d)
|X|        of the Securities Exchange Act of 1934.
           For the quarterly period ended March 31, 2000 or


           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
           For the transition period from _________ to _________.


                          Commission File Number 01912

                            SONOMAWEST HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

CALIFORNIA                                       94-1069729
----------                                       ----------
(State of incorporation)                         (IRS Employer Identification #)


1448 INDUSTRIAL AVENUE, SEBASTOPOL, CA           95472-4848
--------------------------------------           ----------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:                 707/824-2548
--------------------------------------------------


              100 Stony Point Road, Suite 200, Santa Rosa, Ca 95401
              -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES:   X             NO:
     -----               -----


As of May 15, 2000, there were 1,521,467 shares of common stock, no par value, outstanding.

                            SONOMAWEST HOLDINGS, INC.

                                TABLE OF CONTENTS

PART  I.   FINANCIAL INFORMATION                                            PAGE
                                                                            ----
   Item 1. Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at March 31, 2000 and
       June 30, 1999...........................................................3
     Condensed Consolidated Statements of Earnings - Three and Nine Months
       Ended March 31, 2000 and 1999...........................................4
     Condensed Consolidated Statements of Cash Flows - Nine Months Ended
       March 31, 2000 and 1999.................................................5
     Notes to Condensed Consolidated Financial Statements......................6

   Item 2.  Management's Discussion and Analysis of Financial Condition
                               and Results of Operations.......................8



PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................11

   Item 6.  Exhibits and Reports on Form 8-K..................................11



   Signature..................................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SONOMAWEST HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              AMOUNTS IN THOUSANDS
                              --------------------

                                                           3/31/00       6/30/99
                                                           -------       -------
CURRENT ASSETS:
---------------

Cash                                                       $ 7,962       $   548

Accounts receivable, net                                        99            --

Prepaid income taxes                                            --           566


Inventories, net                                                --            --

Prepaid expenses                                                42           165

Current deferred taxes, net                                  1,439         2,032

Net current assets of
 discontinued operations                                        --         6,473
                                                           -------       -------

Total current assets                                         9,542         9,784
                                                           -------       -------

Property, plant, equipment, net                              2,685         3,026


Net assets of discontinued operations                           --         3,968




Deferred income taxes, net                                     171           326

Other assets                                                    25            --
                                                           -------       -------
Total assets                                               $12,423       $17,104
                                                           =======       =======


                                                           3/31/00       6/30/99
                                                           -------       -------
CURRENT LIABILITIES:
--------------------

Borrowings under line of credit                            $    --       $ 5,745

Current maturities of long term debt                            51         1,416


Accounts payable                                                74           170

Income taxes payable                                            63            --

Accrued payroll and related liabilities                        139           277

Other accrued expenses                                          --           126

Net current liabilities of
   discontinued operations                                     358            --
                                                           -------       -------

Total current liabilities                                      685         7,734
                                                           -------       -------

Net liabilities of discontinued operations                     340            --

Long term debt-net of
    current maturities                                       2,553         2,860
                                                           -------       -------

Total liabilities                                            3,578        10,594
                                                           -------       -------

SHAREHOLDERS' EQUITY:
Capital stock                                                2,901         2,890
Warrants for common stock                                      456           456
  Retained earnings                                          5,488         3,164
Total shareholders' equity                                   8,845         6,510
                                                           -------       -------
Total liabilities and shareholders' equity                 $12,423       $17,104
                                                           =======       =======




            See Notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                               Nine Months                Three Months
                                                                              Ended March 31             Ended March 31
                                                                           --------------------        ------------------
                                                                              2000         1999           2000       1999
                                                                           -------      -------        -------    -------

Rental revenue                                                             $   954      $   398        $   289    $   119

Operating costs                                                              1,543        1,256            709        743
                                                                           -------      -------        -------    -------
Other income (expense), net                                                    132         (375)            77       (147)
                                                                           -------      -------        -------    -------
Loss from continuing operations before income taxes                           (457)      (1,233)          (343)      (771)
Benefit for income taxes                                                      (183)        (432)          (137)      (285)
                                                                           -------      -------        -------    -------
Net loss from continuing operations                                           (274)        (801)          (206)      (486)
                                                                           -------      -------        -------    -------
DISCONTINUED OPERATIONS:
   Earnings (loss) from discontinued operations, net of income taxes            32        2,161           (133)     1,653
   Gain (loss) on sale of discontinued business, net of income taxes         2,566           --           (334)        --
                                                                           -------      -------        -------    -------
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS                             2,598        2,161           (467)     1,653
                                                                           -------      -------        -------    -------
NET EARNINGS (LOSS)                                                         $2,324       $1,360          $(673)    $1,167
                                                                           =======      =======        =======    =======
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
  Basic                                                                      1,520        1,513          1,521      1,516
                                                                           =======      =======        =======    =======
  Diluted                                                                    1,546        1,548          1,521      1,564
                                                                           =======      =======        =======    =======
EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
  Basic                                                                    $ (0.18)     $ (0.53)       $ (0.14)   $ (0.32)
                                                                           =======      =======        =======    =======
  Diluted                                                                  $ (0.18)     $ (0.53)       $ (0.14)   $ (0.32)
                                                                           =======      =======        =======    =======
Discontinued operations:
  Basic                                                                     $ 1.71       $ 1.43        $ (0.31)    $ 1.09
                                                                           =======      =======        =======    =======
  Diluted                                                                   $ 1.68       $ 1.40        $ (0.31)    $ 1.06
                                                                           =======      =======        =======    =======
Net earnings (loss):
  Basic                                                                     $ 1.53       $ 0.90        $ (0.44)    $ 0.77
                                                                           =======      =======        =======    =======
  Diluted                                                                   $ 1.50       $ 0.88        $ (0.44)    $ 0.75
                                                                           =======      =======        =======    =======


            See Notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              AMOUNTS IN THOUSANDS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

CASH FLOWS FROM OPERATING ACTIVITIES:                                    2000                  1999
                                                                         ----                  ----

Net earnings                                                           $2,324                 $1,360

Adjustments to reconcile net earnings (loss)
      to net cash used for operating activities:
      Earnings from discontinued operations, net                          (32)                (2,161)
      Gain on sale of discontinued business, net                       (2,566)                    --
      Depreciation and amortization expense                               265                    333

      Changes in assets & liabilities:
      Accounts receivable, net                                            (99)                    --
      Prepaid income taxes                                                566                   (735)
      Prepaid and other assets                                             98                     --
      Accounts payable                                                    (96)                    --
      Income taxes payable                                                63
      Accrued payroll & related liabilities                              (138)                    --
      Other accrued expenses                                             (126)                    --
                                                                       ------                 ------
Net cash provided by
      (used for) continuing operating activities                          259                 (1,203)
                                                                       ------                 ------
      Net cash provided by (used for) discontinued operations          13,275                 (2,743)
                                                                       ------                 ------
      Net cash provided by (used for) operating activities             13,534                 (3,946)
                                                                       ------                 ------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                (63)                  (219)
                                                                       ------                 ------
      Net cash provided by (used for) discontinued operations           1,349                   (503)
                                                                       ------                 ------
      Net cash provided by (used for) investing activities              1,286                   (722)
                                                                       ------                 ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under the line of credit                               3,727                 20,540
      Payments on the line of credit                                   (9,472)               (17,837)
      Principal payments of current debt                               (1,672)                  (388)
      MINCO financing proceeds                                            --                   2,100
      Issuance of common stock                                             11                     40
                                                                       ------                 ------
      Net cash provided by (used for) financing activities             (7,406)                 4,455
                                                                       ------                 ------

NET INCREASE (DECREASE) IN CASH                                         7,414                   (213)

CASH AT THE BEGINNING OF THE YEAR                                         548                    385
                                                                       ------                 ------

TOTAL CASH AT THE END OF THE PERIOD                                    $7,962                   $172
                                                                       ======                   ====

            See notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2000
                        --------------------------------

Note 1-

The accompanying fiscal 2000 and 1999 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature except as discussed below. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 1999. The results of operations for the three- and nine-month periods ended March 31, 2000 are not indicative of the results that will be achieved for the entire year ending June 30, 2000.

Reclassifications - Certain previously-reported amounts were reclassified to conform to the current presentation with respect to discontinued operations.

Note 2-

In July 1999, the Company consummated an asset purchase agreement (the Purchase Agreement) with Tree Top, Inc. The Purchase Agreement governs the sale of all intangible assets (primarily trademarks, know how and customer lists) and certain of the equipment relating to the Company's processed apple products line. Although the Purchase Agreement excludes other product lines within the Company's ingredient segment, the Company is actively seeking buyers for the remaining product lines of the ingredients segment and has discontinued production of all ingredients segment products. Consequently, the ingredients segment has been presented as a discontinued operation in the accompanying condensed consolidated financial statements. The purchase price for the sale of the processed apple product line of $12,000,000 was paid in cash at the closing date of the sale on July 30, 1999. In addition, apple products inventories with a net book value of $1.7 million were purchased by Tree Top, Inc. at a price of $1.9 million. Tree Top, Inc. did not assume any of the Company's liabilities. In connection with the Purchase Agreement, the Company and certain shareholders, directors, and management have agreed not to compete with Tree Top, Inc. in processed apple product lines for a period of three to ten years. In February 2000 certain local apple growers filed suit against the Company and Tree Top, Inc. alleging that this sale and related activities created a monopoly in the dried apple business in violation of federal and California law. The growers are seeking treble damages, punitive damages, interest, and attorney fees, all in unnamed amounts. The Company feels that this suit is without merit and intends to vigorously defend itself in this matter.

In the current quarter the Company decided to dispose of its organic packaged foods operations by the end of calendar year 2000. Accordingly, the organic packaged foods segment is included in discontinued operations in the accompanying condensed consolidated financial statements. The Company has received a preliminary asset purchase offer for the intellectual property and dried fruit inventory of the organic packaged goods segment. A loss on this sale is not anticipated. The Company believes that final negotiations will be successful and that the sale will close before June 30, 2000. Upon the disposal of the Company's organic packaged foods operations, the sole remaining line of business will be its real estate management and rental operations.

During the first nine months of fiscal 2000, the Company recorded a net after-tax gain of $2.6 million from the sale of the processed apple product line and the disposal of the remaining product lines of the ingredients segment. The net after-tax gain included $15.8 million of proceeds from the sales offset by:
a) the write-down of assets related to the ingredients segment to their estimated net realizable value (assets which were impaired as a direct result of the decision to discontinue the segment and sell the apple product lines); b) costs to be incurred in closing the discontinued ingredients segment (consisting primarily of severance costs, professional fees, relocation costs and lease buy-outs); c) estimated operating losses to be incurred during the wind-down period; and d) estimated loss on sale of equipment at auction.

Summarized historical information of the discontinued operations is as follows:

                                                                                           NINE MONTHS ENDED MARCH 31,
                                                                                           ---------------------------
                                                                                            2000                  1999
                                                                                            ----                  ----
Income statement data:
      Revenues                                                                           $9,264,000            $29,929,000
      Costs and expenses                                                                ($9,211,000)           (26,604,000)
                                                                                        -----------            -----------
      Operating income                                                                       53,000              3,325,000
      Income tax expense                                                                    (21,000)            (1,164,000)
                                                                                        -----------            -----------
      Income from discontinued operations, net of income taxes                             $ 32,000             $2,161,000
                                                                                        ===========            ===========




                                                                                     March 31, 2000           June 30,1999
                                                                                     --------------           ------------
Balance sheet data:

Accounts receivable, net of reserves of $106,000 and $463,000                              $149,000             $2,614,000
Inventories, net of reserves of $4,605,000 and $4,346,000                                   786,000              8,715,000
Prepaid expenses                                                                             31,000                323,000
                                                                                         ----------            -----------
      Total current assets of discontinued operations                                       966,000             11,652,000
Property, plant and equipment, net                                                           33,000              4,557,000
                                                                                         ----------            -----------
      Total assets of discontinued operations                                               999,000             16,209,000

Accounts payable                                                                            383,000              3,760,000
Accrued payroll and related liabilities                                                      58,000                972,000
Other accrued expenses                                                                        6,000                237,000
Capital lease liability for computer system                                                 624,000                799,000
Provision for severance, transaction costs, wind-down costs and other
      liabilities related to the decision to discontinue the segments                       626,000                     --
                                                                                          ---------            -----------
      Total liabilities of discontinued operations                                        1,697,000              5,768,000

      Net assets (liabilities) of discontinued operations                                 $(698,000)           $10,441,000
                                                                                          =========            ===========

The inventories included above have been adjusted to net realizable value.

Note 3 -

STATEMENT OF CASH FLOWS - Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

                                             2000                    1999
                                             ----                    ----

     Interest paid                         $285,000               $ 338,000
     Income taxes paid                     $420,000               $ 108,000

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

The financial statements herein presented for the quarters and nine-month periods ended March 31, 2000 and 1999 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature unless otherwise stated.

                                    OVERVIEW

Since the Company acquired certain of the assets and liabilities of Made in Nature, Inc. in June 1998, the Company has operated in three business segments: industrial dried fruit ingredients, organic packaged foods and real estate. The Company commenced a strategic reorganization upon the announcement of the proposed sale of the bulk of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business segment. In January 2000, the Company decided to sell or discontinue its organic packaged foods business. As a result of these decisions, both business segments are considered discontinued operations and their operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations. The Company's sole remaining line of business will be its real estate management and rental operations.

                             DISCONTINUED OPERATIONS

In July 1999 the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. At the same time, the Company also decided to close its only apple processing plant in Sebastopol, California. This sale, which was recorded in the first quarter of fiscal 2000, is an important element of the Company's strategic plan to increase the return on its investments and increase shareholder value by exiting businesses with low returns and high capital requirements. The transaction provided financial resources to support the Company's real estate and other business opportunities.

The terms of the sale included the payment of $12 million cash to the Company in July 1999. Tree Top also purchased related product line inventories for $1.9 million in September and October 1999. The after-tax gain on the sale was $2.6 million. The net gain is based upon the cash proceeds and the disposal value of assets not acquired by Tree Top, offset by severance and relocation costs, wind-down costs, transaction costs and identified liabilities directly related to the decision to discontinue the business segments. These costs may be adjusted in the future depending upon the final wind-down of the businesses which is expected to run through June 30, 2000.

As discussed further in Note 2 to the Condensed Consolidated Financial Statements, certain local apple growers filed suit against the Company and Tree Top, Inc. in February 2000 alleging that this sale and related activities unlawfully monopolized the dried apple business. Unspecified treble and punitive damages, interest and attorney fees are sought by the growers. The Company feels that the suit is without merit and intends to vigorously defend itself in this matter.

In the first nine months of fiscal 2000, the Company recorded after-tax earnings from discontinued operations of $32,000, as compared with $2,161,000 for the corresponding period in fiscal 1999. The after-tax earnings resulted from ingredients and organic packaged foods business sales of $9.3 million in fiscal 2000 versus $29.9 million in fiscal 1999. The decline in sales was due to the liquidation of the apple ingredients business during the first quarter of fiscal 2000 and a significant decline in the sales of Perma Pak products. The Company is actively marketing all of its discontinued businesses and has received a preliminary offer for a portion of the organic packaged foods business as discussed more fully in Note 2 to the Condensed Consolidated Financial Statements. There can be no assurances that there will be a sale of all or any of the remaining businesses. However, the Company plans to exit the organic packaged foods business by seeking additional buyers should the proposed sale not be completed. The anticipated pick up in demand for low moisture, shelf stable foods in late 1999 and early 2000 surrounding Y2K fears did not materialize. As a result, the Company recorded additional reserves of $557,000 in March 2000 to reflect the estimated impairment of its Perma Pak inventories. These reserves are included in the gain (loss) on sale of discontinued business, net of income taxes, in the accompanying Condensed Consolidated Statements of Earnings.

                        RESULTS OF CONTINUING OPERATIONS

The Company's continuing line of business consists of the leasing and development of the Company's real estate. The Company intends to develop its real estate largely for industrial rental. The current use permit for the Company's former production site requires that the facility be used in part for diversified agricultural purposes. The Company is attempting to broaden the use permit to allow other types of activities, but there can be no assurance that such efforts will be successful.

RESULTS OF OPERATIONS

Rental revenue represents the Company's leasing of warehouse space in several buildings and a yard, as well as its former production facility. There are leases with approximately twenty tenants that have varying terms ranging from month-to-month to eight years with options to extend. Several of the larger tenants did not exercise their options and vacated the premises at the expiration of their leases during the current quarter. Replacement tenants have not yet been obtained, resulting in an increase in overall vacancy at March 31, 2000. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream is not sufficient to cover existing overhead costs. Cost reduction efforts to minimize any avoidable spending have been undertaken to minimize negative operating results and cash flows while the tenant search progresses. Fiscal 2000 rental revenues have increased $556,000 and $170,000, or 140% and 143% for the nine and three months ended March 31, respectively, as compared with the corresponding periods in the prior year. The increased revenues are primarily due to the short-term rental of warehouse and cold storage facilities during fiscal 2000 that had been used in the Company's apple ingredients business during fiscal 1999. Higher market rental rates, CPI increases, and the leasing of some previously vacant space also contributed to the revenue increase in the current fiscal year.

Operating costs include only direct costs related to real estate operations and all general corporate overhead costs. Only direct operating costs related to the ingredients and organic packaged foods businesses were allocated to discontinued operations in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2000, operating costs related to continuing operations decreased 5% from the corresponding period of the prior year to $709,000. For the nine months ended March 31, 2000, operating costs related to continuing operations increased 23% from the corresponding period of the prior year to $1,543,000. The decline for the three months ended March 31, 2000 was primarily due to reduced corporate costs due to the downsizing of the operation in the third quarter and the cost reduction efforts in the real estate business discussed above. The increase for the nine months ended March 31, 2000 was primarily due to increased temporary labor costs incurred during the first two quarters of fiscal year 2000.

The effective tax rate for the three and nine months ended March 31, 2000 was 40%, or approximately the statutory rate after the federal benefit for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company utilized the $15.8 million net proceeds from its discontinued operations (including $12 million from the sale of its apple product lines) to reduce borrowings under the bank line of credit and to retire a significant portion of its debt. Cash balances increased from $548,000 at June 30, 1999 to $7,962,000 at March 31, 2000. The Company retired two share repurchase notes in January 2000 to reduce long-term debt another $271,000. It is anticipated that existing cash balances will be adequate to meet the Company's needs for the coming year.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed February 23, 2000 by several local apple growers naming the Company and Tree Top, Inc. as defendants. The complaint alleges that the July 1999 sale of the Company's apple ingredients business to Tree Top, Inc. was an unlawful combination in restraint of trade in the dried apple business under federal and California law; that the Company conspired with Tree Top, Inc. to monopolize the dried apple business; and that such acts also constitute unlawful business practices under the California Business and Professions Code. The suit seeks treble damages, punitive damages, interest and attorney fees, all in unnamed amounts. The Company feels this suit is without merit and intends to defend itself vigorously.

Item 6. Exhibits & Reports on Form 8-K

a.    Exhibits
      (27) Financial Data Schedule (by electronic filing only)

b.    Reports on Form 8-K -

On March 23, 2000 the Company filed a Form 8-K relating to the relocation of its corporate offices to Company-owned facilities in Sebastopol, CA.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000


/s/ Gary L. Hess

--------------------------------------------------------------
Gary L. Hess,
Chief Executive Officer, President and Chief Financial Officer