Form 10-K
period 2000-06-30
SONOMAWEST HOLDINGS INC
filed 2000-09-25
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                     For the fiscal year ended June 30, 2000


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
            For the transition period from __________ to __________.

                          Commission file number 0-1912


                            SONOMAWEST HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                 California                                     94-1069729
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation of organization)                     Identification Number)


            1448 Industrial Avenue, Sebastopol, California 95472-4848
                    (Address of principal executive offices)

                                 (707) 824-2548
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On September 13, 2000 non-affiliates of the Registrant held voting stock with an aggregate market value of $6,300,337 computed by reference to the average of the bid and asked prices of such stock on such date.

     As of September 13, 2000, there were 1,522,350 shares of common stock, no par value, outstanding.

     Portions of the following document are incorporated by reference:

     Proxy Statement for the 2000 Annual Meeting of Shareholders scheduled to be held November 9, 2000 is incorporated by reference into Part III of this report.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     SonomaWest Holdings, Inc. (the Company) is including the following cautionary statement in this Annual Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished.


                                     PART I

Item 1.  Business.

     SonomaWest Holdings, Inc. (the Company or SonomaWest) was incorporated in California on December 27, 1946 as Vacu-dry Company, and had been engaged in the development, production and marketing of fruit products. As part of a strategic reorientation, on July 30, 1999 the Company sold certain assets related to its product lines of processed apple products and products containing processed apple products to Tree Top, Inc. (Tree Top) for $13.9 million. The decision of the Board to approve the asset sale followed intensive efforts over a three-year period to evaluate and improve the returns achieved by the apple product lines. The following product lines which are used in or related to the apple product lines were not included in the sale: (i) processed apple products produced primarily by means of a vacuum drying process; (ii) products which contain both processed apple products and other processed fruit, nut or vegetable products, provided such other processed fruit, nut or vegetable products comprise ten percent (10%) or more of the finished product, by weight; (iii) products containing processed apple products that are packaged by or on behalf of SonomaWest for retail sale; and, (iv) organic and pesticide-free processed apple products. In August 1999, the Company determined that these product lines, as well as the food storage product line, would be discontinued and held for sale. In the third quarter of fiscal 2000, the Company decided to discontinue and hold for sale the assets and operations of its organic packaged goods subsidiary Made In Nature Company, Inc. The intellectual property and most dried fruit inventories related to the organic packaged goods operation were sold in May 2000 for $1.1 million to Premier Valley Foods, Inc. SonomaWest's sole line of business will be its real estate management and rental operations upon the disposal of the remaining assets (primarily inventory) of its discontinued ingredients, food storage, and organic packaged goods businesses.


Industry Segment Information

     For the year ended June 30, 2000, the Company operated in one reportable segment, real estate management and rental operations. All other businesses have been included in discontinued operations. See Item 2, Properties, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Environmental Matters

     The Company has complied with all governmental regulations regarding protection of the environment. No material capital expenditures are anticipated for environmental control facilities during the next fiscal year.

Employees

     The Company has historically employed an average of approximately 265 persons. The Company substantially reduced its workforce following the sale to Tree Top, and currently has 7 employees supporting its real estate business and the disposal of the remaining assets of the discontinued businesses. The number of employees historically needed normally varied throughout each year and increased during periods of high production. Of the 265 employees, the General Truck Drivers, Warehouseman and Helpers Union, Teamsters Local #624, represented approximately 200. A collective bargaining agreement with those union employees expired June 30, 1999. Effects negotiations, as required by federal law, were entered into between the union and the Company on June 24, 1999. During these negotiations, the Company and the union approved a one-year extension to the collective bargaining agreement with no changes. Negotiations between the Company and the union were completed in December 1999, and the union contract has now terminated.


Insurance

     The Company maintains product, property, and general liability insurance plus umbrella liability coverage. The Company does not carry any product recall coverage. While management feels the limits and coverage are adequate relative to the related risks, there is no assurance that this insurance will be adequate to protect the Company from product recall claims. A product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk Factors

Risks Associated with Investments in Real Estate
------------------------------------------------

     Income from the properties may be adversely affected by, among other things, increasing unemployment rates, oversupply of competing properties, reduction in demand for properties in the area, increasing affordability of single family homes, and adverse real estate, zoning and tax laws. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) constitute fixed costs and do not decrease when circumstances cause a reduction in income from the investment.

Potential Environmental Liability
---------------------------------

     The Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances located on or in its properties. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Other Federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

Uninsured Loss
--------------

     The Company carries several types of insurance. There are, however, certain types of extraordinary losses (such as losses from earthquakes) that may be either uninsurable or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in and anticipated profits and cash flow from a property and would continue to be obligated on any mortgage indebtedness on the property.

Item 2.  Properties.

     The principal administrative offices of the Company were located in Santa Rosa, California until March 2000. These offices consisted of approximately 9,200 square feet of office space and are leased through December 2003. This space has been sublet through May 2002 at approximately the Company's lease rate, with an option to renew through December 2003. The Company will actively market this space to minimize the vacancy risk upon expiration of the sublease if the option to renew is not exercised, but there can be no assurance that our marketing efforts will be successful or that a suitable sublessee will be located in a timely manner.

     The Company owns 15 acres of land and approximately 103,000 square feet under roof at 1448 Industrial Avenue, Sebastopol, California. The Company is currently attempting to lease all of the available square footage to third parties, except for a small portion housing the Company's principal administrative offices since their relocation in March 2000 from leased premises discussed above. Currently, approximately 21% of the available square footage is vacant. The Company has a $2.0 million loan secured by this property which matures in December 2003.

     The Company also owns 66 acres of land and approximately 307,000 square feet under roof (its former manufacturing plant) at 2064 Gravenstein Hwy. No., Sebastopol, California. With the closure of the plant as a result of the discontinuance of the ingredients and food storage businesses, the Company is in the process of converting all of its former plant space to industrial/agricultural rentals. The available space includes offices, production buildings and cold storage. The current zoning for this property requires that the facility be used for diversified agricultural purposes. The Company is attempting to broaden the use permit to allow other types of activities, but there can be no assurance that such efforts will be successful. The existing use permit may restrict the types of tenants that could occupy the property, resulting in prolonged vacancy and/or lower rental rates, having a material adverse effect on the Company's business, financial condition and results of operations. Currently, approximately 60% of the available square footage is vacant. The Company has no debt associated with this facility.


     The Company has engaged a major real estate brokerage firm on a commission basis to assist in marketing all of its properties. There can be no assurance that these marketing efforts will be successful, or that suitable tenants will be found on a timely basis. Significant, prolonged vacancies at the properties may have a material adverse impact on the Company's business, financial condition and results of operations.


Item 3.  Legal Proceedings.

     A complaint was filed February 23, 2000 by several local apple growers naming the Company and Tree Top, Inc. as defendants. The complaint alleged that the July 1999 sale of the Company's apple ingredients business to Tree Top, Inc. was an unlawful combination in restraint of trade in the dried apple business under federal and California law; that the Company conspired with Tree Top, Inc. to monopolize the dried apple business; and that such acts also constitute unlawful business practices under the California Business and Professions Code. The suit sought treble damages, punitive damages, interest, and attorneys' fees, all in unnamed amounts. On August 4, 2000 the Company's motion to dismiss the complaint was granted without prejudice and with leave to amend. To date no amended complaint has been filed. Should an amended complaint be filed, the Company would defend itself vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of the year ended June 30, 2000.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded on the Nasdaq National Market System (symbol: SWHI).

     The quarterly high and low prices for the last two fiscal years were as follows:

                          Quarter Ending            Low Bid           High Bid
                          --------------            -------           --------
                            09/30/98                6-1/4              9
                            12/31/98                5-3/4              9
                            03/31/99                6-3/4              13
                            06/30/99                5-5/8              10-1/16
                            09/30/99                6-3/4              10-1/2
                            12/31/99                5-3/8              7
                            03/31/00                4-7/8              6-1/8
                            06/30/00                4-1/4              6-1/2


     The above quotations were obtained from the Nasdaq-Amex Online website.

     On September 13, 2000, there were approximately 569 registered holders of common stock and 660 shareholders that held stock in street name. On that date, the average of the high and low price per share of the Company's stock was $6.19. This price does not include dealer mark-ups, mark-downs or commissions.

     The  Company  is  considering  a share  repurchase  program  and/or  a cash
distribution.   See  Item  7,  Liquidity  and  Capital  Resources,  for  further discussion of the actions being considered.

Item 6.  Selected Financial Data.


YEAR ENDED JUNE 30 (in thousands, except per share amounts)

                                            2000          1999         1998          1997          1996
                                     ------------- ------------- ------------ ------------- --------------

      Total revenues                       $1,197          $665         $518          $537           $441
      Net (loss) from continuing             (473)         (759)        (573)         (509)          (546)
         operations
      Net earnings (loss) from              3,183       (2,170)        1,472         1,026            980
         discontinued operations
      Net earnings                          2,710       (2,929)          899           517            434
      Earnings per share from
          continuing operations
               Basic                       (0.31)        (0.50)       (0.36)        (0.31)         (0.32)
               Diluted                     (0.31)        (0.50)       (0.36)        (0.31)         (0.32)
      Earnings per share from
           discontinued operations
               Basic                         2.09        (1.43)         0.93          0.62           0.57
               Diluted                       2.06        (1.43)         0.92          0.62           0.57
      Earnings Per Share
               Basic                         1.78        (1.93)         0.57          0.31           0.25
               Diluted                       1.75        (1.93)         0.56          0.31           0.25
      Total Assets                         12,969        17,023       17,008        14,576         13,587
      Long Term Debt                        1,974         2,860        1,703         1,808          1,628




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW

     When the Company acquired the assets and certain liabilities of Made in Nature, Inc. on June 11, 1998, SonomaWest operated in three business segments: industrial dried fruit ingredients, organic packaged goods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, both of these business segments are considered discontinued operations and their operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations. The Company's sole remaining line of business is its real estate management and rental operations.


DISCONTINUED OPERATIONS

     In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. This sale, which was recorded in the first quarter of fiscal 2000, is an important element of the Company's strategic plan to increase the return on its investments and increase shareholder value by exiting businesses with low returns and high capital requirements. The transaction provided financial resources to support the Company's real estate and other business opportunities. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net assets of the discontinued operations in the consolidated balance sheets at June 30, 2000 and 1999, the operating results of the discontinued operations in the consolidated statements of operations for fiscal 2000, 1999, and 1998 and the cash flows from discontinued operations in the consolidated statements of cash flows for fiscal 2000, 1999, and 1998.

     In fiscal 2000, the Company recorded after-tax earnings from discontinued operations of $32,000 on sales of $9.5 million for the ingredients business and $2.2 million for the organic packaged goods business. This compares to an after-tax loss of $2.2 million on sales of $35.2 million for the ingredients business and $2.7 million for the organic packaged goods business in fiscal 1999. The decline in sales in the ingredients business is due to the sale of the apple ingredients business during the first quarter of fiscal 2000 and a significant decline in the sales of Perma-Pak food storage products. The decline in sales in the organic packaged goods business is due to the sale of the dried fruit business in the fourth quarter of fiscal 2000. After the allocation of selling, general and administrative expenses between continuing and discontinued operations, the discontinued businesses generated $53,000 of operating income in fiscal 2000 versus an operating loss of $4.1 million in fiscal 1999. Included in cost of sales, however, in fiscal 1999 is the write-down of food storage inventories by $3.5 million to reflect estimated net realizable value. While the Company experienced exceptionally strong food storage sales through the third quarter of fiscal 1999, sales have declined substantially since that time. The organic packaged goods business generated an operating loss of $2.4 million in fiscal 1999.

     The Company is actively marketing all remaining assets of its discontinued businesses (primarily inventory), but there can be no assurances that there will be a sale of all or any of the remaining assets.


RESULTS OF CONTINUING OPERATIONS

     The Company's sole continuing line of business is its real estate management and rental operations. See Item 2, Properties, above for a further discussion of the Company's real estate operations.


SUBSEQUENT EVENT

     The Company elected to prepay in full the remaining shareholder note payable (scheduled to mature in 2003) as of August 31, 2000, in the amount of $564,000 plus accrued interest. Accordingly, this amount is reflected in current liabilities in the consolidated balance sheet.


FISCAL 2000 COMPARED TO FISCAL 1999

     Rental Revenue.
     ---------------
     The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. There are leases with approximately twenty tenants that have varying original terms ranging from month-to-month to eight years with options to extend. Fiscal 2000 rental revenue increased 80% or $532,000 over fiscal 1999. This increase was primarily a result of leasing activities at the Company's former production facility. This facility is approximately 40% occupied. The Company's other property is approximately 79% occupied. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

     Operating  Costs.
     -----------------
     Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling, general and administrative costs related to the ingredients and organic packaged goods businesses were allocated to discontinued operations in the consolidated statements of operations.

     In fiscal 2000, operating costs related to continuing operations increased 15% or $282,000 from the prior year. This change was primarily due to increased temporary labor costs incurred during the first two quarters of fiscal 2000.

     Interest  and Other  Income  (Expense),  Net.
     --------------------------------------------
     Interest and other income (expense) net consists primarily of interest income on the Company's cash balances, and interest expense on mortgage debt and shareholder loans. Proceeds from the sale of the ingredients business received in July 1999 were used to pay off the Company's revolving bank line of credit and substantially reduce long-term debt. As a result, in fiscal 2000, the Company was a net investor of cash, generating $409,000 of interest income and incurring $218,000 of interest expense, while in the prior year it was a net borrower, generating interest income of $2,000 and incurring interest expense of $179,000.

     Income Taxes.
     -------------
     The fiscal 2000 effective tax rate changed from a benefit of 43% to a charge of 40%, due primarily to lower tax credits in fiscal 2000.

FISCAL 1999 COMPARED TO FISCAL 1998

     Rental Revenue.
     ---------------
     Rental revenue in fiscal 1999 increased 28% or $147,000 from fiscal 1998. This increase was a result of higher market rental rates, CPI increases and the leasing of some previously vacant space.

     Operating Costs.
     ----------------
     Operating costs increased 37% or $515,000, due to salaries and benefits associated with increased staffing, increased legal and professional fees, and increased temporary labor costs.

     Interest and Other Income  (Expense),  Net.
     ------------------------------------------
     Other expense increased 426% or $145,000, due primarily to the interest expense on the mortgage debt originated in fiscal 1999, and the full-year impact of the interest expense on the shareholder notes originated in fiscal 1998.

     Income  Taxes.
     ---------------
     The effective tax rate changed from a charge of 37% to a benefit of 43%, primarily due to an increase in tax credits.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash of $8.4 million at June 30, 2000, and current maturities of long-term debt of $617,000. The Company used a portion of the $16.1 million net proceeds from its discontinued businesses to pay off borrowings under its bank line of credit and retire a significant portion of its long-term debt. Cash balances increased from $548,000 at June 30, 1999 primarily as a result of these net proceeds. The Company has contingently committed itself to a $3 million investment in a privately-held telecommunications company, MetroPCS, Inc., which is expected to be funded in fiscal 2001 if certain agreed-upon contingencies are satisfied. The Company is considering a potential share repurchase program, or, alternatively, a shareholder distribution of any cash balances in excess of that required for the MetroPCS, Inc. investment and support of the Company's real estate management and rental operations. There can be no assurance that any or all of the contemplated actions will take place.

Item 8.  Financial Statements and Supplementary Data.


Independent Auditor's Report...........................................     F-1

Consolited Balance Sheets at June 30, 2000 and 1999 ...................     F-2

Consolidated Statements of Operations for the years ended June 30, 2000
1999 and 1998 .........................................................     F-3

Consolidated Statements of Changes in Shareholders' Equity for the years
ended June 30, 2000, 1999 and 1998 ....................................     F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2000,
1999 and 1998 .........................................................     F-5

Notes to Consolidated Financial Statements.............................     F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
SonomaWest Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of SonomaWest Holdings, Inc. (a California corporation) and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. and Subsidiary as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States.


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP


San Francisco, California,
   August 18, 2000

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                        ASSETS                                                2000             1999
                                                                                            -------           -------


CURRENT ASSETS:
   Cash                                                                                   $      8,359     $        548
   Accounts receivable, less allowances for uncollectible accounts of $47 and $0 in                110                -
      fiscal 2000 and 1999, respectively
   Prepaid income taxes                                                                            816              566
   Prepaid expenses                                                                                 87              165
   Current deferred income taxes, net                                                              621            2,032
   Net current assets of discontinued operations                                                     -            6,392
                                                                                         ---------------- ----------------
                Total current assets                                                             9,993            9,703
                                                                                         ---------------- ----------------
RENTAL PROPERTY, net                                                                             2,854            3,089
                                                                                         ---------------- ----------------
NET ASSETS OF DISCONTINUED OPERATIONS                                                              122            3,905
                                                                                         ---------------- ----------------
DEFERRED INCOME TAXES, net                                                                           -              326
                                                                                         ---------------- ----------------
                Total assets                                                                   $12,969       $   17,023
                                                                                         ================ ================


                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Borrowings under line of credit                                                        $          -     $      5,745
   Current maturities of long-term debt                                                            617            1,416
   Accounts payable                                                                                 24               89
   Accrued payroll and related liabilities                                                          78              277
   Other accrued expenses                                                                          266              126
   Net liabilities of discontinued operations                                                      628                -
                                                                                         ---------------- ----------------
                Total current liabilities                                                        1,613            7,653
                                                                                         ---------------- ----------------
LONG-TERM DEBT, net of current maturities                                                        1,974            2,860
                                                                                         ---------------- ----------------
DEFERRED INCOME TAXES, net                                                                         147                -
                                                                                         ---------------- ----------------
                Total liabilities                                                                3,734           10,513
                                                                                         ---------------- ----------------
SHAREHOLDERS' EQUITY:
   Preferred stock:  2,500 shares authorized; no shares outstanding                                  -                -
   Common stock:  5,000 shares authorized, no par value; 1,522 and 1,519 shares                  2,905            2,890
        outstanding in fiscal 2000 and 1999, respectively
   Warrants for common stock                                                                       456              456
   Retained earnings                                                                             5,874            3,164
                                                                                         ---------------- ----------------
                Total shareholders' equity                                                       9,235            6,510
                                                                                         ---------------- ----------------
                Total liabilities and shareholders' equity                                $     12,969     $     17,023
                                                                                         ================ ================


  The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     2000           1999         1998
                                                                                 -------------- ------------- ------------

RENTAL REVENUE                                                                    $      1,197   $     665     $     518
                                                                                 -------------- ------------- ------------

OPERATING COSTS                                                                          2,190       1,908         1,393
                                                                                 -------------- ------------- ------------

INTEREST AND OTHER INCOME (EXPENSE), NET                                                   204        (179)          (34)
                                                                                 -------------- ------------- ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX                                         (789)     (1,422)         (909)

BENEFIT FOR INCOME TAXES                                                                  (316)       (663)         (336)
                                                                                 -------------- ------------- ------------

NET LOSS FROM CONTINUING OPERATIONS                                                       (473)       (759)         (573)
                                                                                 -------------- ------------- ------------

DISCONTINUED OPERATIONS:
   Earnings (loss) from discontinued operations, net of income taxes                        32      (2,170)        1,472
   Gain on sale of discontinued operations, net of income taxes                          3,151           -             -
                                                                                 -------------- ------------- ------------
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS                                         3,183      (2,170)        1,472
                                                                                 -------------- ------------- ------------
NET EARNINGS (LOSS)                                                               $      2,710   $   (2,929)   $     899
                                                                                 ============== ============= ============

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic                                                                             1,520         1,514         1,581
   Diluted                                                                           1,548         1,549         1,600

EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations:
     Basic                                                                           $(0.31)      $(0.50)       $(0.36)
     Diluted                                                                          (0.31)       (0.50)        (0.36)
   Discontinued operations:
     Basic                                                                             2.09        (1.43)         0.93
     Diluted                                                                           2.06        (1.43)         0.92
   Net earnings (loss):
     Basic                                                                             1.78        (1.93)         0.57
     Diluted                                                                           1.75        (1.93)         0.56


  The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                             (AMOUNTS IN THOUSANDS)


                                                     Common Stock           Warrants for                       Total
                                              ----------------------------
                                                 Number                        Common        Retained      Shareholders'
                                               of Shares       Amount          Stock         Earnings         Equity
                                              ------------- -------------- --------------- -------------- ----------------


BALANCE, JUNE 30, 1997                              1,643       $  3,635       $      -      $    5,194        $   8,829


   Net earnings                                         -              -              -             899             899
   Repurchase of common stock                        (139)          (835)             -               -            (835)
   Issuance of common stock                             7             37              -               -              37
   Issuance of warrants                                 -              -            456               -             456
                                              ------------- -------------- --------------- -------------- ----------------

BALANCE, JUNE 30, 1998                              1,511          2,837            456           6,093           9,386

   Net loss                                             -              -              -          (2,929)         (2,929)
   Issuance of common stock                             8             53              -               -              53
                                              ------------- -------------- --------------- -------------- ----------------

BALANCE, JUNE 30, 1999                              1,519          2,890            456           3,164           6,510

   Net earnings                                         -              -              -           2,710           2,710
   Issuance of common stock                             3             15              -               -              15
                                              ------------- -------------- --------------- -------------- ----------------

BALANCE, JUNE 30, 2000                              1,522       $  2,905        $   456       $   5,874        $  9,235

                                              ============= ============== =============== ============== ================


  The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                             (AMOUNTS IN THOUSANDS)




                                                                               2000              1999              1998
                                                                         -----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                         $   2,710       $   (2,929)      $       899

                                                                         -----------------------------------------------------
   Adjustments  to  reconcile  net  earnings  (loss)  to net  cash  provided  by operating activities:
       (Income) loss from discontinued operations, net                               (32)            2,170           (1,472)
       Gain on sale of discontinued operations, net                               (3,151)                -                -
       Depreciation and amortization expense                                         414               468              333
       Changes in assets and liabilities:
         Accounts receivable, net                                                   (110)                -                -
         Deferred income tax provision (benefit)                                   1,884            (2,863)              27
         Prepaid income taxes                                                       (250)             (439)             (57)
         Prepaid expenses                                                             78                 5                -
         Accounts payable                                                            (65)           (2,006)               -
         Accrued payroll and related liabilities                                    (199)              277                -
         Accrued expenses                                                            140               (30)               -
                                                                         -----------------------------------------------------
                                                                                  (1,291)           (2,418)          (1,169)
                                                                         -----------------------------------------------------

                Net cash provided by (used in) continuing operations               1,419            (5,347)            (270)
                                                                         -----------------------------------------------------

                Net cash provided by discontinued operations                      11,887             1,573            1,343
                                                                         -----------------------------------------------------

                Net cash provided by (used in) operating activities               13,306            (3,774)           1,073
                                                                         -----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (179)             (379)             (89)
   Investing activities of discontinued operations                                 2,099              (820)            (803)
                                                                         -----------------------------------------------------
                Net cash provided by (used for) investing activities               1,920            (1,199)            (892)
                                                                         -----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under the line of credit                                             3,727            26,924           11,245
   Payments on the line of credit                                                 (9,472)          (23,476)         (10,302)
   Principal payments of long-term debt                                           (1,685)             (465)          (1,059)
   Issuance of common stock                                                           15                53               37
   Financing activities of discontinued operations                                     -             2,100                -
                                                                         -----------------------------------------------------
                Net cash provided by (used for) financing activities              (7,415)            5,136              (79)
                                                                         -----------------------------------------------------
NET INCREASE IN CASH                                                               7,811               163              102
CASH AT BEGINNING OF YEAR                                                            548               385              283
                                                                         -----------------------------------------------------
CASH AT END OF YEAR                                                       $        8,359    $          548    $         385
                                                                         =====================================================


  The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SonomaWest Holdings, Inc., formerly Vacu-dry Company, (SonomaWest or the Company) was incorporated in 1946 and through June 30, 1999 operated in three business segments: organic packaged goods, real estate and ingredients. As of June 30, 1999, the Company discontinued its ingredients business and was in the process of selling the assets related to this segment (see Note 2). The business included low-moisture fruits, bulk apple juice, apple juice concentrate, private label drink mixes, and low-moisture food products, which were sold to manufacturers principally in the United States and Canada. In the third quarter of fiscal 2000, the Company discontinued its organic packaged goods business, operated through a subsidiary, Made In Nature Company, Inc. (MINCO), and has sold the assets related to this segment (see Note 2). This subsidiary was formed on June 11, 1998 upon the acquisition of certain assets and liabilities of Made In Nature, Inc. (see Note 3). The business included the marketing of organic packaged foods and chilled pasteurized beverages, which were sold to distributors and retailers principally in the United States and Canada. As of June 30, 2000, the Company's sole continuing line of business is its real estate management and rental operations.


The Company's real estate management and rental operations include industrial/agricultural property, some of which was formerly used by the Company in its discontinued businesses. This commercial property is now being rented to third parties.


Basis of Presentation
---------------------


The accompanying financial statements include the accounts of SonomaWest and its 85 percent-owned subsidiary, MINCO. The accompanying consolidated statements of operations for the year ended June 30, 1998, include the accounts of MINCO for the period from June 11, 1998, to June 30, 1998, now classified as discontinued operations. All significant intercompany transactions have been eliminated in consolidation.


Discontinued Operations
-----------------------


In July 1999, the Company consummated the sale of its processed apple products business line to Tree Top, Inc. (see Note 2). Subsequent to the sale, the Company decided to discontinue its entire ingredients segment and began pursuing potential buyers for other product lines within this segment. In January 2000, the Company decided to discontinue its entire organic packaged goods business and sold a significant portion of MINCO's assets to Premier Valley Foods, Inc. (see Note 2). The Company's continuing operations consist solely of its real estate management and rental operations. As a result of these decisions, SonomaWest has classified its ingredients and organic packaged goods operations as discontinued operations for all years presented and, accordingly, has segregated the net assets and liabilities of the discontinued operations in the consolidated balance sheets as of June 30, 2000 and 1999. All corporate overhead costs are presented as a component of continuing operations for the periods presented.


As of June 30, 2000, the Company has completed its winddown of discontinued operations and has disposed of all discontinued assets with the exception of certain inventories and fixed assets. All corporate overhead costs are presented as a component of continuing operations.

Supplemental Statements of Cash Flows Information

                                                                           2000           1999            1998
                                                                       ------------- ---------------- -------------

Cash paid for:
   Interest                                                             $      326    $         528    $      309
                                                                       ============= ================ =============

   Income taxes                                                         $      420    $         783    $      657
                                                                       ============= ================ =============

Supplemental disclosure of non-cash transactions:

   Repurchase of common stock through issuance                          $        -   $           -     $      835
     of notes payable

                                                                       ============= ================ =============

   Details of acquisition of MINCO:
     Fair value of assets acquired                                      $        -    $           -    $    5,374
     Liabilities assumed                                                         -                -        (3,964)
     Creditor debt subsequently converted to equity                              -                -          (517)
     Warrants issued                                                             -                -          (456)
     Accrued acquisition costs                                                   -                -          (101)
                                                                       ------------- ---------------- -------------

                Cash paid                                                        -                -           336

Less:  Cash acquired                                                             -                -           (39)

                                                                       ------------- ---------------- -------------

                Net cash paid for acquisition                           $        -    $           -    $      297
                                                                       ============= ================ =============


Inventories
-----------


Company inventories of $4,801 consisting of Perma-Pak food storage items, organic dried fruit items, and organic orange juice concentrate are priced using the first-in, first-out (FIFO) method, are fully reserved, and are included in discontinued operations.


Property, Plant, and Equipment
------------------------------


Property and equipment acquired in connection with the acquisition of Made In Nature were recorded at estimated fair value on the acquisition date. All other property, plant, and equipment are stated at cost. The remaining machinery and equipment of the ingredients segment are included in net assets of discontinued operations (see Note 2). Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

        Buildings and improvements                5 to 40 years
        Machinery and equipment                   3 to 15 years


No depreciation is charged on property, plant, and equipment classified in discontinued operations.

Rental property (excluding those assets classified as part of discontinued operations) consist of the following as of June 30:

                                                    2000               1999
                                            ------------------ -----------------

Land                                          $       231        $       231
Buildings and improvements                          7,192              7,160
Office equipment                                      354                207
                                            ------------------ -----------------

        Total rental property                       7,777              7,598

Accumulated depreciation                           (4,923)            (4,509)
                                            ------------------ -----------------

         Net rental property                   $    2,854         $    3,089
                                            ================== =================


Included in rental property above is office equipment utilized in the Company's administrative offices. Improvements that extend the life of the asset are capitalized; other maintenance and repairs are expensed. The cost of maintenance and repairs was $113 in 2000, $1,041 in 1999, and $1,142 in 1998.


Impairment of Long-Lived Assets
-------------------------------

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

During fiscal 1998, the Company acquired certain assets and liabilities of MINCO (Note 3). This acquisition was accounted for under the purchase method, with the excess of cost over management's estimated fair value of the net assets acquired of $3,103 allocated to goodwill.

During 1999, management reviewed the estimated future cash flows related to this operation and deemed them to be insufficient to fully recover the carrying value of the assets acquired. Accordingly, the Company recognized a $2,935 impairment expense during the fourth quarter of fiscal 1999 to write-off all unamortized goodwill as of that date.


Income Taxes
------------

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


Revenue
-------

The Company recognizes rental income on a straight-line basis over the term of occupancy in accordance with the provisions of the leases.

Stock-Based Compensation
------------------------

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


Earnings per Common Share
-------------------------

Basic earnings per common share are computed by dividing net earnings by the weighted average number of shares of stock outstanding during the period. Diluted earnings per common share include the impact of stock options using the treasury stock method, if dilutive.


Use of Estimates
----------------

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


New Accounting Standards
------------------------

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be adopted effective July 1, 2000 and is not expected to materially impact the Company's financial statements.


Reclassifications
-----------------

Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the current year presentation adopted for fiscal 2000 and as required with respect to discontinued operations.

2.     DISCONTINUED OPERATIONS:

In July 1999, the Company consummated an asset purchase agreement (the Purchase Agreement) with Tree Top, Inc. The Purchase Agreement governed the sale of all intangible assets (primarily trademarks, know-how, and customer lists) and certain of the equipment relating to the Company's processed apple products line. Although the Purchase Agreement excludes other product lines within the Company's ingredient segment, the Company decided to actively seek buyers for the remaining product lines of the ingredients segment and has discontinued production of all ingredients segment products. Consequently, the ingredients segment has been presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The purchase price for the sale of the processed apple products line of $12 million was paid in cash at the closing date of the sale on July 30, 1999. In addition, equipment with a net book value of $1,478 was sold for $500, and apple product inventories with a cost of $1.7 million were purchased for $1.9 million. Tree Top, Inc. did not assume any of the Company's liabilities. In connection with the Purchase Agreement, the Company and certain shareholders, directors, and management have agreed not to compete with Tree Top, Inc. in processed apple product lines for a period of three to ten years. In addition, as part of the transaction, the Company sold the Vacu-dry trademark. Thus, the Company changed its name to SonomaWest Holdings, Inc. in December 1999. In February 2000, certain local apple growers filed suit against the Company and Tree Top, Inc. alleging that this sale and related activities created a monopoly in the dried apple business in violation of federal and California law. The growers are seeking treble damages, punitive damages, interest, and attorney fees, all in unnamed amounts. On August 4, 2000, the Company's motion to dismiss the complaint was granted with leave to amend. The Company feels the suit is without merit and intends to continue to defend itself vigorously should an amended complaint be filed.

In the third quarter of fiscal 2000, the Company decided to dispose of its organic packaged foods operations. Accordingly, the organic packaged foods segment is included in discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company received $1.1 million for all intellectual property, consisting of the Made In Nature brand name and all related trademarks, and certain dried fruit inventory of the organic packaged goods segment from Premier Valley Foods, Inc. in May 2000. Remaining assets of this segment consist primarily of organic orange juice concentrate inventories, which are being actively marketed by the Company for liquidation.

Upon the disposal of the Company's remaining ingredients and organic packaged foods assets, the sole remaining line of business will be its real estate management and rental operations.

During fiscal 2000, the Company recorded a net after-tax gain of $3.2 million from the sale of the processed apple product line and the disposal of the remaining product lines of the ingredients segment and the organic packaged foods segment. The net after-tax gain included $16.1 million of proceeds from the sales offset by: a) the write-down of assets related to the discontinued segments to their estimated net realizable value (assets which were impaired as a direct result of the decision to discontinue the segments); b) costs incurred in closing the discontinued segments (consisting primarily of severance costs, professional fees, relocation costs and lease buy-outs); c) estimated operating losses to be incurred during the wind-down period; and d) losses on sale of equipment.


Summarized historical information of the discontinued operations is as follows:

                                                                              Fiscal Year Ended June 30
                                                                  ---------------- ----------------- ----------------
                                                                       2000              1999             1998
                                                                  ---------------- ----------------- ----------------
Income statement data:
   Revenues                                                        $       9,264    $      37,879     $      26,162
   Costs and expenses                                                     (9,211)         (41,943)          (23,825)
                                                                  ---------------- ----------------- ----------------
                Operating income                                              53           (4,064)            2,337
   Income tax (provision) benefit                                            (21)           1,894              (865)
                                                                  ---------------- ----------------- ----------------
                Income (loss) from discontinued operations, net   $           32    $      (2,170)    $       1,472
                  of income taxes
                                                                  ================ ================= ================

Balance sheet data:                                               June 30, 2000    June 30, 1999
                                                                  -------------    -------------

   Accounts receivable, net of reserves of                         $           -    $       2,614
     $57 and $463
   Inventories, net of reserves of $4,801 and $4,346                           -            8,715
   Prepaid expense                                                             -              323
                                                                  ---------------- -----------------
                     Total current assets of discontinued                      -           11,652
                         operations
                                                                  ---------------- -----------------

   Property, plant, and equipment, net                                       122            4,494
                                                                  ---------------- -----------------
                Total assets of discontinued operations                      122           16,146
                                                                  ---------------- -----------------

   Accounts payable                                                          234            3,841
   Accrued payroll and related liabilities                                     -              972
   Capital lease liability for computer system                                 -              799
   Other accrued expenses                                                      -              237
   Provision for severance, transaction costs, wind-down costs               394                -
        and other liabilities related to the decision to discontinue the segments
                                                                  ---------------- -----------------
                       Total liabilities of discontinued                     628            5,849
                         operations
                                                                  ---------------- -----------------
                Net assets (liabilities) of discontinued           $        (506)   $      10,297
                  operations
                                                                  ================ =================

3.   ACQUISITION OF MADE IN NATURE:

On April 22, 1998, Made In Nature Company, Inc. (MINCO) was formed for the purpose of acquiring certain assets and liabilities of Made In Nature, Inc. On June 11, 1998, SonomaWest acquired the assets and certain liabilities of Made In Nature, Inc. In addition to the assumption of certain liabilities, SonomaWest paid $336 in cash and issued to Made In Nature, Inc. and its primary shareholder a total of 112 warrants to purchase SonomaWest's common stock at $8.00 per share, expiring through June 2003. The warrant price was equal to the market price of the Company's stock on June 11, 1998. The value assigned to the warrants at acquisition date was $456 and is included in equity as warrants for common stock. Subsequent to the purchase, the Company entered into an agreement with a creditor of Made In Nature, Inc. whereby this creditor converted its debt into a 15 percent equity interest in MINCO. The acquisition was accounted for using the purchase method of accounting. The excess of purchase price over the estimated fair values of assets acquired and liabilities assumed of $3,103 was recorded as goodwill and was being amortized on a straight-line basis over 20 years during fiscal 1999. During the fourth quarter of fiscal 1999, the Company's analysis showed that cash flow projections did not support the recorded value of MINCO goodwill. Consequently, a charge of $2,935 was recorded to write-off the unamortized balance of MINCO goodwill. The estimated fair value of assets acquired and liabilities assumed is summarized as follows:


Assets:
   Current assets                                                 $      2,230
   Property and equipment                                                   41
                                                               ---------------
                Total assets                                             2,271
                                                               ---------------

Liabilities:
   Other current liabilities                                             1,369
   Creditor debt subsequently converted to equity                          517
   Short-term notes payable                                              2,095
   Other long-term debt                                                    500
                                                                 -------------

                Total liabilities                                        4,481
                                                                 -------------

                Net liabilities acquired                          $      2,210
                                                               ===============

Goodwill is calculated as follows:

   Cash purchase price                                            $        336
   Acquisition costs                                                       101
   Value of warrants issued                                                456
   Excess of liabilities assumed over assets acquired                    2,210
                                                               ---------------

   Goodwill                                                       $      3,103
                                                               ===============

The following unaudited pro forma condensed consolidated results of continuing operations for the year ended June 30, 1998 is presented as if the Made In Nature acquisition had been made at the beginning of the period. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made at the beginning of fiscal 1998 or the future results of the combined operations. Consolidated results of operations for the years ended June 30, 2000 and 1999, are presented in the accompanying consolidated statements of operations in discontinued operations.

                                                     1998
                                                ----------------
                                                (unaudited)

   Net sales                                      $      4,767
   Net loss                                             (1,648)
   Basic loss per common share                    $      (1.04)

4.   BORROWINGS UNDER LINE OF CREDIT:

Borrowings under the line of credit were secured by the Company's inventory and accounts receivable. Interest accrued monthly at the bank's prime lending rate.


                                                        2000                       1999
                                              -------------------------- -------------------------

Balance at June 30                                       $ -                      $5,745
Maximum amount available under the line of               $ -                      $8,000
   credit at June 30
Average borrowings                                      $479                      $3,684
Maximum borrowings                                     $5,745                     $5,851
Interest at                                             Prime                     Prime
Interest rate at June 30                                  -                       7.75%
Weighted average interest rate                          7.75%                     7.98%
Expiration date                                   December 31, 1999          November 1, 2000


In accordance with the covenants of the revolving line of credit note with the Company's bank, the Company could not, without prior written consent of the bank, declare or pay any dividend or distribution either in cash, stock, or any other property on the Company's stock. No dividends were declared in fiscal
2000, 1999, or 1998. Among the restrictions under the line of credit were provisions that required the Company to maintain certain financial ratios. The Company obtained a waiver for the repurchase of stock during fiscal 1998 (see
Note 7) and amended a financial covenant during 1998 to remain in compliance with the agreement. The Company was in violation of a financial ratio covenant as of June 30, 1999 for which it obtained a waiver as of June 30, 1999. In August 1999, the line of credit was paid in full with a portion of the proceeds from the Tree Top sale. Consequently, the amount outstanding under the line as of June 30, 1999 is classified as current in the accompanying consolidated financial statements. In August 1999, the bank amended the line of credit agreement, reducing the maximum line of credit to $2,000. This amended line of credit expired on December 31, 1999 and was not renewed.

5.   LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                     2000            1999
                                                                                --------------- ---------------

Note payable:  seven-year consolidation note, interest fixed at                  $           -   $        932
   7.75 percent, interest and principal due monthly, paid in full in August
   1999
Note payable:  five-year note, interest at the yield of 30-day commercial                    -            434
   paper plus 2.1 percent (7.29 percent at payoff), interest and principal due monthly, paid in full in August 1999
Notes payable:  unsecured five-year notes resulting from repurchase of                     564            835
   stock, interest at 8.5 percent, interest due monthly, principal due in January 2003, paid in full in January and August 2000
Note payable:  five-year note, interest synthetically fixed at                           2,027          2,075
   7.35 percent, interest and principal due monthly, maturing in
   December 2003, secured by real property
                                                                                --------------- ---------------
                Total                                                                    2,591          4,276
Less:  Current maturities                                                                 (617)        (1,416)
                                                                                --------------- ---------------
                Long-term debt                                                   $       1,974   $      2,860
                                                                                =============== ===============

The Company retired two shareholder notes totaling $271 in the third quarter of fiscal 2000 and retired the remaining stockholder note of $564 in August 2000. The real property loan is expected to be paid off based on its normal payment schedule. Interest expense related to the shareholder notes and the real property note is included in continuing operations. Remaining interest expense of $45 and $386, attributed to the ingredients and organic packaged foods segments, is included in earnings from discontinued operations for fiscal 2000 and 1999, respectively.

The real property note includes an interest rate swap agreement in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts. The purpose of the swap is to manage the Company's interest cost. Under the agreement, the Company is obligated to pay the lower of the fixed or variable rate. The swap is designated to hedge the underlying debt obligation. The interest rate differential is reflected as an adjustment to interest expense over the life of the swap and is not material to the financial statements as a whole.

Maturities of long-term debt are as follows:

           Year Ending
             June 30
        -----------------
              2001                    $        617
              2002                              57
              2003                              61
              2004                           1,856
              2005                               -
                                   ---------------
            Total                    $       2,591
                                   ===============


6.       INCOME TAXES:

The following is a summary of the Company's provision for income taxes:

                                       2000             1999          1998
                                ------------------- ------------- -------------

Current:
   Federal                      $           (60)     $      238    $      486
   State                                    (18)             15            71
Deferred:
   Federal                                1,448          (2,168)           49
   State                                    436            (695)          (76)
                                ------------------- ------------- -------------
     Provision (benefit)        $         1,806      $   (2,610)   $      530
                                =================== ============= =============

The components of the provision (benefit) related to continuing operations and discontinued operations are as follows:

                                        2000             1999           1998
                                   -------------- ------------- --------------

Continuing operations              $       (316)     $     (663)     $   (336)
Discontinued operations                   2,122          (1,947)          866
                                   -------------- ------------- --------------
     Provision (benefit)           $      1,806      $   (2,610)     $    530
                                   ============== ============= ==============

A reconciliation of the income tax provision to the expected provision at the federal statutory income tax rate is as follows:


                                                      2000            %        1999         %        1998        %
                                                ------------------ -------- ------------ -------- ------------ ------

Provision (benefit) at federal statutory rate       $    1,535      34%      $   (2,056)  34%      $      486   34%
State taxes, less federal tax benefit                      260       6             (370)   6               88    6
Tax credits and other                                       11       -             (184)   3              (44)  (3)
                                                ------------------ -------- ------------ -------- ------------ ------
           Total provision (benefit)               $     1,806      40%      $   (2,610)  43%      $      530   37%
                                                ================== ======== ============ ======== ============ ======

Temporary differences that gave rise to deferred tax assets and liabilities for 2000 and 1999 were as follows:

                                                                  2000           1999
                                                              -------------- --------------

Deferred tax assets:
   Employee benefit accruals                                    $       15    $       155
   Unicap and inventory reserves                                       354          1,741
   Tax credit carryforwards                                              -            117
   State income taxes                                                    -             20
   Bad debt reserves                                                    28            186
   Discontinued operations reserves                                    204              -
   Goodwill                                                              -            963
   Other                                                                20             10
                                                              -------------- --------------
                Total deferred tax assets                              621          3,192
                                                              -------------- --------------
Deferred tax liabilities:
   Depreciation                                                       (147)          (782)
   Property taxes                                                        -            (52)
                                                              -------------- --------------
                Total deferred tax liabilities                        (147)          (834)
                                                              -------------- --------------
                                                               $       474        $ 2,358

                                                              ============== ==============

7.   STOCK REPURCHASE:

During the year ended June 30, 1998, the Company repurchased 139 shares from three existing shareholders in exchange for notes payable in the amount of $835. The purchase price was determined based upon the market price at or about the time of the negotiated transaction. There were no repurchases during fiscal 1999 or fiscal 2000.

8.   STOCK APPRECIATION RIGHTS PLAN:

The Company has a stock appreciation rights (SAR) plan as an incentive for key employees. Under the SAR plan, key employees are granted rights entitling them to market price increases in the Company's stock. At June 30, 2000 and 1999, 100 SARs were authorized. The Company has not granted SARs since 1995, and all employees holding SARs were among those terminated during fiscal 2000 in connection with the discontinuation of the ingredients segment. As a result, all remaining SARs were canceled during fiscal 2000.

A summary of the outstanding SARs is as follows:

                                  Rights Outstanding
                                      at June 30
                               --------------------------
  Price per Right                  2000         1999
                               ------------- ------------

      $2.69                            -             2
       3.75                            -             1
       4.63                            -             -
       8.88                            -             1
       9.63                            -             3
                               ------------- ------------
                                       -             7
                               ============= ============


All rights are granted at fair market value at the date of grant. Rights generally vest ratably over a period from the second to the sixth anniversary date of the grant. The SAR liability and expense or credit recorded quarterly is based on the market price of the Company's stock as of the balance sheet date. In 2000, 1999, and 1998, the Company increased (decreased) operating costs by $0, ($41), and $43, respectively, in order to reflect the current SAR liability.

9.   EMPLOYEE STOCK PURCHASE PLAN:

The Employee Stock Purchase Plan enables substantially all employees to purchase a specified number of shares of the Company's common stock at 85 percent of the market value on the first or last business day of the quarterly offering period, whichever is lower. A maximum of 100 shares is authorized for issuance over the ten-year term of the plan that began on January 1, 1994. At June 30, 2000, 38 shares remain available for purchase under the plan. The following shares were issued under the terms of the plan during the three fiscal years ending June 30:

                    Shares       Average Price
                     Issued        per Share
                    ---------- ------------------

2000                       3         $5.19
1999                       8          6.34
1998                       7          4.98


10.   EMPLOYEE STOCK OPTION PLAN:

During 1996, the Board of Directors (the Board) approved a stock option plan (the Plan) for employees and nonemployee consultants authorizing issuance of options for up to 90 shares of common stock. In 1998, the Plan limit was increased to 150 shares of common stock. In 1999, the Plan limit was increased to 275 shares of common stock. The Plan includes incentive stock options (ISOs) and nonqualified stock options (NSOs). Some of the terms and conditions of the Plan are different for ISOs and NSOs. The purchase price of each ISO granted will not be less than the fair market value of the Company's common shares at the date of grant. The purchase price of each NSO granted shall be determined by the Board in its absolute discretion, but in no event shall such price be less than 85 percent of the fair market value at the time of grant. NSO and ISO options granted have a ten-year life from the date of grant. Vested options can be exercised until the earlier of: 1) their expiration; or 2) 90 days from the termination of the employment or consulting relationship. Options normally vest in 25% annual increments from the date of hire.

The number of shares available for granting future options was 128 as of June 30, 2000, 64 as of June 30, 1999, and 61 as of June 30, 1998.

During May 1999, the Company modified its 1996 Stock Option program (the Plan) to include all nonbargaining employees. The modification allowed all employees who were employed as of April 26, 1999, to participate in the Plan, resulting in the issuance of 123 stock options.

A summary of the status of the Company's stock option plan at June 30, 2000, and changes during the year ended are presented in the table below:

                                                         Weighted Average
                                        Options           Exercise Price
                                  --------------------- --------------------

   Balance, June 30, 1999                     211             $6.73
   Granted                                     32              5.63
   Cancelled                                  (95)             8.00
   Exercised                                    -                 -
                                  --------------------- --------------------

   Balance, June 30, 2000                     148            $ 5.68
                                  ===================== ====================

Options outstanding, exercisable, and vested by price range at June 30, 2000, are as follows:


                                                       Weighted Average     Weighted Average
                     Options        Options Vested        Remaining          Fair Value of
                  Outstanding at    and Exercisable    Contractual Life   Options Granted, at
Exercise Price    June 30, 2000    at June 30, 2000        (Years)             Grant Date
---------------- ----------------- ------------------ ------------------- ---------------------

    $  5.00              104                104                  5.5                $ 1.94
       5.28                2                  -                  9.8                  2.10
       6.30               15                  -                  9.4                  2.47
       8.00               27                  7                  8.8                  4.24
                 ----------------- ------------------                     ---------------------

                         148                111                                     $ 2.42
                 ================= ==================                     =====================



The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized for employee grants of options under the plan. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                             2000           1999         1998
                                       --------------- ---------- ------------

Net income (loss):
   As reported                          $    2,710        $ (2,929)   $     899
   Pro forma                                 2,550          (2,995)         854
Basic earnings per share:
   As reported                               1.78           (1.93)         0.57
   Pro forma                                 1.68           (1.98)         0.54
Diluted earnings per share:
   As reported                               1.75           (1.93)         0.56
   Pro forma                                 1.65           (1.98)         0.53

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2000, 1999 and 1996 grants, respectively: weighted average risk-free interest rate of 6.19, 5.13 and 6.61 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 39.54, 63.85 and 37.44 percent.

11.   EARNINGS PER SHARE CALCULATION:

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." In 2000, 1999 and 1998, the effect of potentially dilutive stock options and warrants has not been computed where the effect would be anti-dilutive due to a loss from continuing operations, discontinued operations and/or a net loss.

12.  COMMITMENTs:

The Company leases office space under an operating lease that expires in 2004. At June 30, 2000, future minimum rental payments for the operating lease are as follows:

                                       Operating Lease

                2001                  $        176
                2002                           176
                2003                           176
                2004                            81
                2005                             -
                                 --------------------------

                                      $        609
                                 ==========================


Rental expense under operating leases was $176 in 2000, $403 in 1999, and $259 in 1998.


The Company has been leasing warehouse space, generating revenues of $1,197 in 2000, $665 in 1999, and $518 in 1998. The leases have varying terms, which range from month-to-month to expiration dates through 2007. Future minimum lease income as of June 30, 2000, is as follows:

                Year Ending
                  June 30
                --------------

                   2001                     $      765
                   2002                            581
                   2003                            553
                   2004                            553
                   2005                            522
                   Thereafter                      385
                                            ---------------

                          Total              $   3,359
                                            ===============


The  Company  has   contingently   committed  to  a  $3,000   investment   in  a
privately-held telecommunications company, MetroPCS, Inc., which will be funded in fiscal 2001 if certain agreed-upon contingencies are satisfied.

13.   RETIREMENT PLANS:

The Company has a contributory retirement savings and profit sharing plan covering nonunion employees. The Company contributes one and one-half times the first 3 percent of employee contributions to the retirement savings plan. Profit-sharing contributions are derived using a specific formula based upon the Company's earnings. Company contributions to the retirement savings and profit sharing plan are funded currently and were approximately $58 in 2000, $160 in 1999, and $148 in 1998. The employer's contributions for any fiscal year may not exceed the amount lawfully deductible by the Company under the provisions of the Internal Revenue Code.

The Company contributed to a defined contribution plan for employees covered by collective bargaining agreement. These contributions, funded currently, were $144 in 2000, $628 in 1999, and $477 in 1998, and were included in discontinued operations.

14.   RELATED-PARTY TRANSACTIONS:

A member of the Company's Board is a member of the law firm that serves as the Company's general counsel. During 2000, 1999, and 1998, the Company incurred $271, $124, and $168, respectively, for legal services from this firm and from another firm of which the director was a member prior to October 16, 1999. Amounts payable to this firm as of June 30, 2000, totaled $25.

During fiscal 1999, the Company incurred $150 for consulting services from a current shareholder of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Items 10, 11, 12 and 13.

     The information required in Items 10, 11, 12 and 13 will be included in the definitive Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders or in an amendment to the Form 10-K. The information required in this Part III will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year.

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


Schedule No.            Description
-----------------------------------

Schedule III*     Real Estate and Accumulated Depreciation.

        * Schedule included after signature page.


(a)(3)   Exhibits

Exhibit No.             Document Description
--------------------------------------------

3.1           Articles of Incorporation, as amended to date

3.2(1)        ByLaws, as amended to date

10.1(2) Employment Agreement between Vacu-dry Company and Gary L. Hess, dated March 14, 1996

10.2(1)       Stock  Appreciation  Rights Plan

10.3(3)       1996 Stock  Option  Plan,  as amended

10.4(4)       1993 Employee Stock Purchase Plan

10.5(5) Agreement dated June 11, 1998 between MIN Acquisition Corp., Vacu-dry Company and Global Walk, Inc.

10.6(5) Co-Sale Agreement dated June 11, 1998 between Vacu-dry Company and Global Walk, Inc.

10.7(5) Asset Purchase Agreement dated June 11, 1998 between Vacu-dry Company, MIN Acquisition Corp., Made In Nature, Inc. and Gerald Prolman

10.8(5) Warrant to Purchase Common Stock dated June 11, 1998 issued by Vacu-dry Company to Made In Nature, Inc.

10.9(5) Warrant to Purchase Common Stock dated June 11, 1998 issued by Vacu-dry Company to Gerald E. Prolman

10.10(6) Asset Purchase Agreement dated June 21, 1999 between Vacu-dry Company and Tree Top, Inc.

10.11 June 20, 1999 Amendment to Employment Agreement between Vacu-dry Company and Gary L. Hess dated March 14, 1996

10.12 Asset Purchase Agreement dated May 25, 2000 between Premier Valley Foods, Inc., Made In Nature Company, Inc., and SonomaWest Holdings, Inc.

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

27            Financial Data Schedule (EDGAR Filing Only)


---------------------

(1) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

(2) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996

(3) Incorporated by reference to the registrant's Registration Statement on Form S-8 (No. 333-84295) filed on August 2, 1999

(4) Incorporated by reference to the registrant's Registration Statement on Form S-8 (No. 033-70870) filed on October 27, 1993

(5) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998

(6) Incorporated by reference to Annex A to the registrant's Consent Statement on Schedule 14A filed on July 14, 1999


(b)      Reports on Form 8-K

     During the quarter ended June 30, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 25, 2000           SONOMAWEST HOLDINGS, INC.

                                    By:  /s/ Gary L. Hess
                                       -----------------------------
                                       Gary L. Hess
                                       Chief Executive Officer
                                       President
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                         TITLE                              DATE
----------                         -----                              ----

/s/ Gary L. Hess           Chief Executive Officer,          September 25, 2000
--------------------       Chief Financial Officer, President
Gary L. Hess               and Director



/s/ Roger S. Mertz
--------------------        Director                         September 25, 2000
Roger S. Mertz



/s/ Fredric Selinger
--------------------        Director                         September 25, 2000
Fredric Selinger


/s/ Craig Stapleton
--------------------        Director                         September 25, 2000
Craig Stapleton

                                  SCHEDULE III

                            SonomaWest Holdings, Inc.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                  June 30, 2000
                             (DOLLARS IN THOUSANDS)






  Column A          Column B      Column C       Column D         Column E            Column F     Column G    Column H    Column I
                                                 Costs           Gross Amount at
                                                 Subsequently    which Carried at
                        Initial Cost to Company  Capitalized     Close of Year
                        ---------------------------------------------------------------------

                        --------------------------------------------------------------------------------
                                         Bldgs                      Bldgs                                                  Life on
                                         and                        and       Total     Accumulated    Year of      Year   which
  Description        Encumbrances Land   Improve-  Improve-   Land  Improve-  (Note 1)   Depre-       Cons-       Acquired Depre-
                                         ments     ments            ments                ciation      truction             ciation
                                                                                                                           is
                                                                                                                           Computed
-----------------------------------------------------------------------------------------------------------------------------------

1365 Gravenstein     2,027       72      308        879       72    1,187     1,259        859         N/A         1964        5-40
Hwy. So.
Sebastopol, CA


2064 Gravenstein         -      159    2,312      3,693      159    6,005     6,164       3,967        N/A         1983        5-20
Hwy. No.
Sebastopol, CA

                     -----------------------------------------------------------------------------------------------------------
                     2,027      231    2,620      4,572      231    7,192     7,423       4,826
                     ===========================================================================================================

Note 1. The changes in the total cost of land, buildings, and improvements for the three years ended June 30, are as follows:


                                             2000      1999        1998
                                             ----      ----        ----

Balance at beginning of period              7,391     7,019       6,971
Additions                                      32       372          48
                                            ---------------------------
Balance at end of period                    7,423     7,391       7,019
                                            ===========================


Note 2. The changes in accumulated  depreciation  for the three years ended June
30, are as follows:

                                             2000      1999        1998
                                             ----      ----        ----

Balance at beginning of period              4,465     4,143       3,826
Depreciation expense                          361       322         317

                                            -----------------------------
Balance at end of period                    4,826     4,465       4,143
                                            =============================
