Form 10-Q
period 2000-09-30
SONOMAWEST HOLDINGS INC
filed 2000-11-13
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X              Quarterly Report Pursuant to Section 13 or 15 (d) of the
-------           Securities Exchange Act of 1934.  For the quarterly period ended September 30, 2000 or

                  Transition Report Pursuant to Section 13 or 15(d) of the
------ Securities Exchange Act of 1934. For the transition period from _________ to _________.

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



         (Former Name,Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES:     X                 NO:
               -------                   ----------



As of October 26, 2000, there were 1,522,350 shares of common stock, no par value, outstanding.

                            SONOMAWEST HOLDINGS, INC.

                                TABLE OF CONTENTS



PART  I.   FINANCIAL INFORMATION                                           Page

    Item 1.   Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at September 30, 2000 and
              June 30, 2000...................................................3

              Condensed Consolidated Statements of Earnings - Three Months
              Ended September 30, 2000 and 1999...............................4

              Condensed Consolidated Statements of Cash Flows - Three Months
              Ended September 30, 2000 and 1999...............................5

              Notes to Condensed Consolidated Financial Statements............6

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................7



PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings..............................................10

    Item 6.   Exhibits and Reports on Form 8-K...............................10

              Signature .....................................................10

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              AMOUNTS IN THOUSANDS
                              --------------------

CURRENT ASSETS:                                                                          9/30/00                 6/30/00
---------------                                                                          -------                 -------
Cash                                                                                     $ 7,446                  $8,359

Accounts Receivable, less allowance for uncollectible accounts of $8 and $47,
respectively                                                                                 107                     110
Prepaid income taxes                                                                         816                     816
Prepaid expenses                                                                              65                      87
Current deferred income taxes, net                                                           637                     621
                                                                                           -----                   -----
Total current assets                                                                       9,071                   9,993
                                                                                           -----                   -----

Real property, net                                                                         2,743                   2,854
Net assets of discontinued operations                                                        151                     122
Other assets                                                                                  61                       -
                                                                                        --------              ----------

Total Assets                                                                             $12,026                 $12,969
                                                                                         =======                 =======

CURRENT LIABILITIES:
--------------------

Current maturities of long term debt                                                 $        54                   $ 617
Accounts payable and accrued expenses                                                        164                     147
Unearned rents and deposits                                                                  152                     143
Accrued payroll and related liabilities                                                       44                      78
Net liabilities of discounted operations                                                     291                     628
                                                                                        --------                --------
Total current liabilities                                                                    705                   1,613
                                                                                        --------                --------
Long term debt-net of current maturities                                                   1,960                   1,974
                                                                                        --------                --------
Deferred income taxes, net                                                                   147                     147
                                                                                        --------                --------
Total Liabilities                                                                          2,812                   3,734
                                                                                        --------                --------
SHAREHOLDERS' EQUITY:
---------------------

Preferred stock: 2,500 shares authorized; no shares outstanding                                -                       -
Common stock: 5,000 shares authorized, no par value; 1,522 shares outstanding              2,905                   2,905
Warrants for common stock                                                                    456                     456
Retained earnings                                                                          5,853                   5,874
                                                                                         -------                 -------
Total shareholders' equity                                                                 9,214                   9,235
                                                                                         -------                 -------

Total Liabilities and Shareholders' Equity                                               $12,026                 $12,969
                                                                                         =======                 =======

            See Notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                 ----------------------------------------------


                                                                                               Three Months
                                                                                            Ended September 30
                                                                                            ------------------

                                                                                              2000                      1999
                                                                                              ----                      ----
Rental revenue                                                                               $ 243                     $ 201
Operating costs                                                                                517                       378
Interest and Other income (expense), net                                                        88                      (49)
                                                                                         ----------               ----------
Loss from continuing operations before income taxes                                          (186)                     (226)
Benefit for income taxes                                                                      (75)                      (90)
                                                                                         ----------               ----------
Net loss from continuing operations                                                          (111)                     (136)
DISCONTINUED OPERATIONS:
   Earnings (loss) from discontinued operations, net of income taxes                            90                       412
   Gain (loss) on sale of discontinued business, net of income taxes                             -                     3,249
                                                                                         ----------                ---------
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS                                                90                     3,661
                                                                                         ----------                 --------
NET EARNINGS (LOSS)                                                                          $ (21)                  $ 3,525
                                                                                         ==========                 ========
WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS:
   Basic                                                                                     1,522                     1,519
   Diluted                                                                                   1,542                     1,566

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
   Basic                                                                                  $ (0.07)                 $  (0.09)
   Diluted                                                                                $ (0.07)                 $  (0.09)

Discontinued operations:
   Basic                                                                                   $  0.06                  $   2.41
   Diluted                                                                                 $  0.06                  $   2.34

Net Earnings (loss):
   Basic                                                                                 $  (0.01)                  $   2.32
   Diluted                                                                               $  (0.01)                  $   2.25


            See Notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              AMOUNTS IN THOUSANDS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             ------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES                                      2000                      1999
                                                                          ----                      ----
Net earnings (loss)                                                        $(21)                     $3,525
Adjustments to reconcile net earnings (loss
to net cash used for operating activities:

            Earnings from discontinued operations, net                      (90)                      (412)
            Gain on sale of discontinued business, net                        0                     (3,249)
            Depreciation and amortization expense                           121                         92

Changes in assets & liabilities:
    Accounts receivable, net                                                  3                           -
    Prepaid income taxes                                                      -                       1,750
    Prepaid and other assets                                                (39)                        114
    Accounts payable and accrued expenses                                    17                         (38)
    Deferred income taxes, net                                              (16)                        849
    Accrued payroll & related liabilities                                   (34)                       (138)
    Unearned rents and deposits                                               9                           -
                                                                    ------------               ------------
Net cash provided by (used for) continuing operating                        (50)                      2,493
   activities                                                       ------------               ------------

    Net cash provided by (used for) discontinued operations                (281)                      8,634
                                                                    ------------               ------------
    Net cash provided by (used for) operating activities                   (331)                     11,127
                                                                    ------------               ------------
CASH FLOWS USED IN INVESTING ACTIVITIES

    Capital expenditures                                                     (5)                        (6)
                                                                    ------------              -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowings under the line of credit                                        -                      3,727
    Payments on the line of credit                                             -                     (9,472)
    Principal payments of long term debt                                   (577)                     (1,377)
    Payments on capital leases                                                 -                        (69)
    Issuance of common stock                                                   -                          4
                                                                     -----------                 ----------
    Net cash used for financing activities                                 (577)                     (7,187)
                                                                     -----------                 ----------
NET INCREASE (DECREASE) IN CASH                                            (913)                      3,934

CASH AT THE BEGINNING OF THE YEAR                                          8,359                        548
                                                                     -----------                 ----------
TOTAL CASH AT THE END OF THE PERIOD                                       $7,446                     $4,482
                                                                     ===========                 ==========

            See Notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

Note 1-

The accompanying fiscal 2001 and 2000 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature except as discussed below. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2000. The results of operations for the three month period ended September 30, 2000 are not indicative of the results that will be achieved for the entire year ending June 30, 2001.

Reclassifications - Certain previously reported amounts were reclassified to conform to the current presentation with respect to discontinued operations.

Note 2-

In July 1999, the Company consummated an asset purchase agreement (the Purchase Agreement) with Tree Top, Inc. The Purchase Agreement governed the sale of all intangible assets (primarily trademarks, know-how, and customer lists) and certain of the equipment relating to the Company's processed apple products line. Although the Purchase Agreement excludes other product lines within the Company's ingredient segment, the Company decided to actively seek buyers for the remaining product lines of the ingredients segment and has discontinued production of all ingredients segment products. Consequently, the ingredients segment has been presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The purchase price for the sale of the processed apple products line of $12 million was paid in cash at the closing date of the sale on July 30, 1999. In addition, equipment with a net book value of $1,478,000 was sold for $500,000 and apple product inventories with a cost of $1.7 million were purchased for $1.9 million. Tree
Top, Inc. did not assume any of the Company's liabilities. In connection with the Purchase Agreement, the Company and certain shareholders, directors, and management have agreed not to compete with Tree Top, Inc. in processed apple product lines for a period of three to ten years. In addition, as part of the transaction, the Company sold the Vacu-dry trademark. Thus, the Company changed its name to SonomaWest Holdings, Inc. in December 1999. In February 2000, certain local apple growers filed suit against the Company and Tree Top, Inc. alleging that this sale and related activities created a monopoly in the dried apple business in violation of federal and California law. The growers are seeking treble damages, punitive damages, interest, and attorney fees, all in unnamed amounts. On August 4, 2000, the Company's motion to dismiss the complaint was granted with leave to amend. The Company feels the suit is without merit and intends to continue to defend itself vigorously should an amended complaint be filed.

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

Summarized historical information of the discontinued operations is as follows:

(in thousands)                                                               Three Months Ended September 30,
                                                                             --------------------------------
                                                                               2000                   1999
                                                                               ----                   ----
Income statement data:
    Revenues                                                                    $206                 $8,345
    Costs and expenses                                                          (56)                 (7,659)
                                                                                ----                -------
    Operating income                                                             150                    686
    Income tax expense                                                           (60)                  (274)
                                                                                ----                  -----
    Income from discontinued operations, net of income taxes                    $ 90                   $412
                                                                                ====                   ====

                                                                        September 30, 2000        June 30, 2000
                                                                        ------------------        -------------
Balance sheet data:
Accounts receivable, net of reserves of $0 and $37                              $ 29                    $ -
                                                                                ----                    ---
    Total current assets of discontinued operations                               29                      -
Property, plant and equipment, net                                               122                    122
                                                                                 ---                    ---
    Total assets of discontinued operations                                      151                    122
                                                                                 ===                    ===

Accounts payable                                                                   -                    234
Provision for severance, transaction costs, wind-down costs and                  291                    394
                                                                                 ---                   ----
    Total liabilities of discontinued operations                                 291                    628
                                                                                 ---                    ---
    Net assets (liabilities) of discontinued operations                       $(140)                 $(506)
                                                                              ======                 ======



Note 3 -

Statement of Cash Flows - Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

(in thousands)                                            2001             2000
                                                          ----             ----
Interest paid                                             $ 45             $160
Income taxes paid                                         $ -              $ -

Note 4 -

Long-term debt - At September 30, 2000, the Company was not in compliance with certain covenants of the lending agreements with its finance institution lender. Subsequently, the Company received a one-year wavier regarding the breach of the lending covenants. Accordingly, this debt is classified as long-term debt on the balance sheet at September 30, 2000. The Company is currently working with its lender to revise its loan agreement and conform it to its current operations.

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

         The financial statements herein presented for the quarters ending September 30, 2000 and 1999 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature unless otherwise stated.

                                    OVERVIEW

         Since the Company acquired certain of the assets and liabilities of Made in Nature, Inc. in June 1998, the Company has operated in three business segments: industrial dried fruit ingredients, organic packaged foods and real estate. The Company commenced a strategic reorganization upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business segment. In January 2000, the Company decided to sell or discontinue its organic packaged foods business. As a result of these decisions, both business segments are considered discontinued operations and their operating results, results of cash flows, net assets and liabilities are reflected outside of the Company's continuing operations. The Company's sole remaining line of business is its real estate management and rental operations.

                             DISCONTINUED OPERATIONS

         In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. This sale, which was recorded in the first quarter of fiscal 2000, is an important element of the Company's strategic plan to improve the return on its investments and increase shareholder value by exiting businesses with low returns and high capital requirements. The transaction provided financial resources to support the Company's real estate and other business opportunities. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net assets of the discontinued operations in the consolidated balance sheets at September 30 and June 30, 2000, the operating results of the discontinued operations in the consolidated statements of operations for the three months ended September 30, 2000 and 1999 and the cash flows from discontinued operations in the consolidated statements of cash flows for the three months ended September 30, 2000 and 1999.

         For the three months ended September 30, 2000, the Company recorded after-tax earnings from discontinued operations of $90,000 on revenue of $206,000. This compares to an after-tax earnings of $412,000 on revenue of $8.3 million for the three months ended September 30, 1999. The decline in revenue in the discontinued operations is due to the sale of the apple ingredients and organic packaged goods businesses in fiscal 2000. After the allocation of selling, general and administrative expenses between continuing and discontinued operations, the discontinued businesses generated $150,000 of operating income for the three months ended September 30, 2000 versus an operating income of $686,000 for the three months ended September 30, 1999.

         The  Company  is  actively   marketing  all  remaining  assets  of  its
discontinued businesses (primarily inventory), but there can be no assurances that there will be a sale of all or any of the remaining assets.

                        RESULTS OF CONTINUING OPERATIONS

         The Company's continuing line of business consists of the leasing and development of the Company's real estate. The Company intends to develop its real estate largely for agricultural and industrial rental. The current use permit for the Company's former production site requires that the facility be used exclusively for diversified agricultural purposes. The Company is attempting to broaden the use permit to allow other types of activities, but there can be no assurance that such efforts will be successful. The Company's other piece of real estate is already zoned for industrial use.

Results of Operations
---------------------

         The Company's sole continuing line of business is its real estate management and rental operations consisting of several buildings and yards on two property locations. The two properties have a combined leaseable area of approximately 410,000 square feet on 81 acres of land. Twenty-three tenants that have varying original lease terms ranging from month-to-month to eight years with options to extend lease approximately 205,000 square feet or 50% of the properties' available lease space.

         Rental Revenue. The Company leases warehouse, cold storage, production, and office space as well as outside storage space at both of its properties. For the three months ending September 30, 2000, rental revenue increased 21% or $42,000 to $243,000 compared to the corresponding period in the prior year. This increase was primarily a result of leasing activities at the Company's former production facility. This facility is approximately 41% occupied. The Company's other property is approximately 76% occupied. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term.

         Operating Costs. Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling, general and administrative costs related to the ingredients and organic packaged goods businesses were allocated to discontinued operations in the consolidated statements of operations. The Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs. Cost reduction efforts to minimize any avoidable spending have been undertaken to minimize negative operating results while the tenant search continues. For the three months ending September 30, 2000, operating costs increased 37% or $139,000 to $517,000 compared to the corresponding period in the prior year. Included in operating cost, however, for the three months ending September 30, 1999 is an expense offset for over-accrued bonuses in fiscal year 1999 of $169,000.

         Interest and Other Income (Expense), Net. Interest and other income (expense) net consists primarily of interest income on the Company's cash balances, and interest expense on mortgage debt and shareholder loans. In Fiscal 2000, proceeds from the sale of the ingredients business were used to pay off the Company's revolving bank line of credit and substantially reduce long-term debt. As a result, for the three months ending September 30, 2000, the Company was a net investor of cash, generating $128,000 of interest income and incurring $45,000 of interest expense, while in the corresponding period in prior year it was a net borrower, generating interest income of $58,000 and incurring interest expense of $116,000.

          Income Taxes. The effective tax rate for the three months ended September 30, 2000 was 40%, or approximately the statutory rate after the federal benefit for state income taxes.

Liquidity and Capital Resources
-------------------------------

         The Company had cash of $ 7.4 million at September 30, 2000, and current maturities of long-term debt of $54,000. In fiscal 2000, the Company used a portion of the $16.1 million net proceeds from its discontinued businesses to pay off borrowings under its bank line of credit and retire a significant portion of its long-term debt. In August 2000, the Company elected to prepay in full a remaining shareholder note payable (scheduled to mature in 2003), in the amount of $564,000 plus accrued interest. The cash balances decreased from $8.4 million at June 30, 2000 primarily as a result of the shareholder note payoff and payments of liabilities regarding discontinued operations.

         At September 30, 2000, the Company was not in compliance with certain covenants of the lending agreements with its finance institution lender on its long-term debt. Subsequently, the Company received a one-year wavier regarding the breach of the lending covenants. The Company is currently working with its lender to revise its loan agreement and conform it to its current operations. Alternatively, the Company has the ability to payoff its long-term debt position in cash.

         The Company has contingently committed itself to a $3 million investment in a privately held telecommunications company, MetroPCS, Inc., which is expected to be funded in fiscal 2001. Subsequent events have eliminated the contingency converting this investment to a full commitment. It is anticipated that the Company will make its $3 million investment in several stages beginning November 2000.

         The Company's Board of Directors has authorized a program to repurchase up to 375,000 shares of the Company's stock at $8.00 per share. The offer is subject to regulatory filings and approvals and approval by the Company's lender. The Company anticipates that the offer will be made in early calendar year 2001.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 23, 200 several local apple growers filed a complaint in the United States District Court for the Northern District of California naming the Company and Tree Top, Inc. as defendants. The complaint alleged that the July 1999 sale of the Company's apple ingredients business to Tree Top, Inc. was an unlawful combination in restraint of trade in the dried apple business under federal and California law; that the Company conspired with Tree Top, Inc. to monopolize the dried apple business; and that such acts also constitute unlawful business practices under the California Business and Professions Code. The suit sought treble damages, punitive damages, interest and attorney fees, all in unnamed amounts. On August 4, 2000, the Company's motion to dismiss the complaint was granted with leave to amend. To date there has been no amendment. The Company believes the suit was without merit and will defend itself vigorously should an amended complaint be filed.

On October 10, 2000 the holder of 95,000 warrants to purchase the Company's common stock filed a complaint in the Superior Court in and for Sonoma County against the Company. The complaint alleges breach of contract with respect to the warrants and seeks declaratory relief as to the holder's rights, the imposition of a constructive trust, damages, and a preliminary injunction baring the Company from distributing certain cash proceeds resulting from the liquidation of operating assets. The Company has not answered the complaint. The Company believes this complaint is without merit and intends to defend itself vigorously.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

             10.  MetroPCS 6% Subordinated Convertible Note, dated July 17, 2000
             27.  Financial Data Schedule


b.       Reports on Form 8-K

              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 13, 2000



/s/ Gary L. Hess
----------------
Gary L. Hess,
Chief Executive Officer, President and Chief Financial Officer