Form 10-Q
period 2001-03-31
SONOMAWEST HOLDINGS INC
filed 2001-05-10
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X              Quarterly Report Pursuant to Section 13 or 15 (d) of the
-------           Securities Exchange Act of 1934.  For the quarterly period ended March 31, 2001 or

                  Transition Report Pursuant to Section 13 or 15(d) of the
------- Securities Exchange Act of 1934. For the transition period from _________ to _________.


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



As of March 31, 2001, there were 1,523,231 shares of common stock, no par value, outstanding.

                            SONOMAWEST HOLDINGS, INC.

                                TABLE OF CONTENTS



PART  I.   FINANCIAL INFORMATION                                         Page

    Item 1.   Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 2001 and
              June 30, 2000...................................................3

              Condensed Consolidated Statements of Earnings - Three and Nine
              months Ended March 31, 2001 and 2000............................4

              Condensed Consolidated Statement of Changes in Shareholders'
              Equity - Nine months Ended March 31, 2001.......................5

              Condensed Consolidated Statements of Cash Flows - Nine months
              Ended March 31, 2001 and 2000...................................6

              Notes to Condensed Consolidated Financial Statements............7

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................9



PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings..............................................13

    Item 6.   Exhibits and Reports on Form 8-K...............................13

    Signature ...............................................................13

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements


                            SONOMAWEST HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                              AMOUNTS IN THOUSANDS

CURRENT ASSETS:                                                                          3/31/01                 6/30/00
---------------                                                                          -------                 -------
Cash and cash equivalents                                                                $ 6,882                  $8,359
Restricted cash  (see note 6)                                                                600                      -
Accounts Receivable, less allowance for uncollectible accounts of $10
and $47, respectively                                                                        123                     110
Prepaid income taxes                                                                         394                     816
Prepaid expenses                                                                              76                      87
Current deferred income taxes, net                                                           683                     621
                                                                                          --------               --------
Total current assets                                                                       8,758                   9,993

Real property, net                                                                         2,502                   2,854
Net assets of discontinued operations                                                        122                     122
Investment, at cost                                                                          466                      -
                                                                                         --------                --------
Total Assets                                                                             $11,848                 $12,969
                                                                                         ========                ========

CURRENT LIABILITIES:
--------------------
Accounts payable and accrued expenses                                                    $   171                  $  225
Unearned rents and deposits                                                                  170                     143
Current maturities of long term debt                                                          56                     617
Net liabilities of discounted operations                                                     254                     628
                                                                                        --------                 --------
Total current liabilities                                                                    651                   1,613
Long term debt-net of current maturities                                                   1,932                   1,974
Deferred income taxes, net                                                                   227                     147
                                                                                        --------                 --------
Total Liabilities                                                                          2,810                   3,734
                                                                                        --------                 --------
SHAREHOLDERS' EQUITY:
---------------------
Preferred stock: 2,500 shares authorized; no shares outstanding                               -                       -
Common stock: 5,000 shares authorized, no par value; 1,523 and 1,522
  Shares outstanding, respectively                                                         3,254                   2,905
Warrants for common stock                                                                     -                      456
Retained earnings                                                                          5,784                   5,874
                                                                                        --------                 --------
Total shareholders' equity                                                                 9,038                   9,235
                                                                                        --------                 --------

Total Liabilities and Shareholders' Equity                                               $11,848                 $12,969
                                                                                        ========                =========

            See Notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                  Nine months                Three Months
                                                                                 Ended March 31             Ended March 31
                                                                                 --------------             --------------
                                                                                 2001         2000         2001            2000
                                                                                 ----         ----         ----            ----
Rental revenue                                                                  $ 886        $ 954        $ 332             289
Operating costs                                                                 1,573        1,543          543             709
Interest and Other income, net                                                    250          132           71              77
                                                                                 -----        -----        ------          -----
Loss from continuing operations before income taxes                              (437)        (457)        (140)           (343)
Benefit for income taxes                                                         (175)        (183)         (55)           (137)
                                                                                 -----        -----        ------          -----
Net loss from continuing operations                                              (262)        (274)         (85)           (206)
DISCONTINUED OPERATIONS:
   Earnings (loss) from discontinued operations, net of income taxes              172           32           25            (133)
   Gain (loss) on sale of discontinued business, net of income taxes                -        2,566            -            (334)
                                                                                 -----       ------        ------         -----
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS                                  172        2,598           25            (467)
                                                                                 -----       ------        ------         ------
NET EARNINGS (LOSS)                                                             $ (90)      $2,324         $(60)          $(673)
                                                                                ======      =======        ======         ======
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic                                                                        1,523        1,520        1,523           1,521
   Diluted                                                                      1,550        1,546        1,557           1,521

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
   Basic                                                                       $(0.17)     $ (0.18)       $(0.06)        $(0.14)
   Diluted                                                                     $(0.17)     $ (0.18)       $(0.06)        $(0.14)

Discontinued operations:
   Basic                                                                       $ 0.11      $  1.71        $ 0.02         $(0.31)
   Diluted                                                                     $ 0.11      $  1.68        $ 0.02         $(0.31)

Net earnings (loss):
   Basic                                                                       $(0.06)     $  1.53        $(0.04)        $(0.44)
   Diluted                                                                     $(0.06)     $  1.50        $(0.04)        $(0.44)


            See Notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                              AMOUNTS IN THOUSANDS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001


                                                     Common Stock
                                              ----------------------------   Warrants for                     Total
                                                 Number                        Common        Retained      Shareholders'
                                               of Shares       Amount          Stock         Earnings         Equity
                                              ------------- -------------- --------------- -------------- ----------------


BALANCE, JUNE 30, 2000                              1,522          2,905            456           5,874           9,235

   Net loss                                             -              -              -             (90)            (90)
   Issuance of common stock                             1              5                                              5
   Repurchase of warrants                               -            344           (456)                           (112)
                                              ------------- -------------- --------------- -------------- ----------------
BALANCE, MARCH 31, 2001                             1,523       $  3,254          $  -           $5,784         $ 9,038
                                              ============= ============== =============== ============== ================


            See Notes to Condensed Consolidated Financial Statements

                            SONOMAWEST HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              AMOUNTS IN THOUSANDS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


CASH FLOWS FROM OPERATING ACTIVITIES                                      2001                      2000
                                                                          ----                      ----
Net earnings (loss)                                                        $(90)                    $2,324
Adjustments to reconcile net earnings (loss)
to net cash used for operating activities:
            Earnings from discontinued operations, net                     (172)                       (32)
            Gain on sale of discontinued business, net                        -                     (2,566)
            Depreciation and amortization expense                           362                        265

Changes in assets & liabilities:
    Accounts receivable, net                                                (13)                       (99)
    Prepaid income taxes                                                    422                        566
    Prepaid and other assets                                                 11                         98
    Accounts payable and accrued expenses                                   (54)                      (325)
    Income taxes payable                                                      -                         63
    Deferred income taxes, net                                               18                        748
    Other accrued expenses                                                    -                        126
    Unearned rents and deposits                                              27                         91
                                                                       ---------                  ---------
Net cash provided by continuing operating
      Activities                                                            511                      1,259
                                                                       ---------                  ---------
    Net cash provided by (used in) discontinued operations                 (202)                    12,275
                                                                       ---------                  ---------
    Net cash provided by operating activities                               309                     13,534
                                                                       ---------                  ---------

CASH FLOWS USED IN INVESTING ACTIVITIES,
    Capital expenditures                                                    (10)                       (63)
    Investments                                                            (466)                         -
    Investing activities of discontinued operations                           -                      1,349
                                                                       ---------                  ----------
Net cash provided by (used in) investing Activities                        (476)                     1,286
                                                                       ---------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under the line of credit                                       -                      3,727
    Payments on the line of credit                                            -                     (9,472)
    Principal payments of long term debt                                   (603)                    (1,672)
    Issuance of common stock                                                  5                         11
    Warrant repurchase                                                     (112)                         -
                                                                        --------                   ---------
    Net cash used in financing activities                                  (710)                    (7,406)
                                                                        --------                   ---------
NET INCREASE (DECREASE) IN CASH                                            (877)                     7,414

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                           8,359                       548
                                                                        --------                    --------

TOTAL CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                  $7,482                    $7,962
                                                                        ========                    ========


            See Notes to Condensed Consolidated Financial Statements


                            SONOMAWEST HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2001

Note 1-

The accompanying fiscal 2001 and 2000 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature except as discussed below. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2000. The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2001.

Reclassifications - Certain previously reported amounts were reclassified to conform to the current presentation with respect to discontinued operations.

Note 2-

Cash and cash equivalents consist of demand deposits and short term money market accounts.

Note 3-

The Company has committed itself to a $3 million investment in the preferred stock of a privately held telecommunications company, which is expected to be funded in fiscal 2001 and 2002. The Company has invested $466,000 as of March 31, 2001. The Company has accounted for the investment using the cost method. It is expected that the Company will make the remaining investment in several installments throughout the fiscal years ending June 30, 2001 and 2002.

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

Note 5-

The Company's Board of Directors has authorized a program to repurchase up to 500,000 shares of the Company's stock at $8.00 per share in a tender offer. Subsequent to March 31, 2001, 776,000 shares were tendered resulting in the pro ration and acceptance of 64% of the tendered shares (500,000 shares).

Note 6-

During December 2000, the Company entered into an agreement with its sole lender in order to modify the terms of the lending agreement. As a result, the financial based debt covenant was amended. As of the end of the fiscal year the new covenant requires the Company to maintain a debt service coverage ratio of at least 1.15 to 1. Until such time this ratio reaches 1.25 to 1, the Company is required to maintain unrestricted, unencumbered cash or marketable securities of at least $600,000. As of March 31, 2001, the Company's debt service ratio was less than 1.25. Consequently, $600,000 is classified as restricted cash on the accompanying balance sheet. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan.

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

In the third quarter of fiscal 2000, the Company decided to dispose of its organic packaged foods operations. Accordingly, the organic packaged foods segment is included in discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company received $1.1 million for all intellectual property, consisting of the Made In Nature brand name and all related trademarks, and certain dried fruit inventory of the organic packaged goods segment from Premier Valley Foods, Inc. in May 2000. Remaining assets of this segment have been disposed of as of March 31, 2001.

Upon the disposal of the Company's remaining ingredients assets, the sole remaining line of business will be its real estate management and rental operations.

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

Summarized historical information of the discontinued operations is as follows:


(in thousands)                                                                 Nine months Ended March 31,
                                                                               ---------------------------
                                                                               2001                   2000
                                                                               ----                   ----
Income statement data:
    Revenues                                                                    $384                 $9,264
    Costs and expenses                                                           (97)                (9,211)
                                                                                ----                -------
    Operating income                                                             287                     53
    Income tax expense                                                          (115)                   (21)
                                                                                -----               -------
    Income from discontinued operations, net of income taxes                    $172                   $ 32
                                                                                =====               =======

                                                                          March 31, 2001          June 30, 2000
                                                                          --------------          -------------
Balance sheet data:
Property, plant and equipment, net                                               122                    122
                                                                                 ---                    ---
    Total assets of discontinued operations                                      122                    122
                                                                                 ===                    ===

Accounts payable                                                                   -                    234
Provision for severance, transaction costs, wind-down costs and
other liabilities related to the decision to discontinue the segments            254                    394
                                                                                 ---                    ---
    Total liabilities of discontinued operations                                 254                    628
                                                                                 ---                    ---
    Net liabilities of discontinued operations                                 $(132)                 $(506)
                                                                               ======                 ======

Note 8 -

Statement of Cash Flows - Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

(in thousands)                            2001              2000
                                          ----              ----
Interest paid                            $ 119             $ 285
Income taxes paid                        $ -               $ 420


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     SonomaWest Holdings, Inc. (the "Company") is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. In addition to other factors and matters discussed elsewhere herein, these risks and uncertainties include, but are not limited to, uncertainties affecting the real estate market, performance of the Company's investment, and management of growth. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

     The financial statements herein presented for the quarters and nine months ended March 31, 2001 and 2000 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature unless otherwise stated.


                                    OVERVIEW

     Since the Company acquired certain of the assets and liabilities of Made in Nature, Inc. in June 1998, the Company had operated in three business segments: industrial dried fruit ingredients, organic packaged foods and real estate. The Company commenced a strategic reorganization upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business segment. In January 2000, the Company decided to sell or discontinue its organic packaged foods business. As a result of these decisions, both business segments are considered discontinued operations and their operating results, results of cash flows, net assets and liabilities are reflected outside of the Company's continuing operations. The Company's sole remaining line of business is its real estate management and rental operations. Additionally, the Company is committed to a $3 million minority investment in a telecommunications company to be funded over the next two fiscal years.


                             DISCONTINUED OPERATIONS

     In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. This sale, which was recorded in the first quarter of fiscal 2000, is an important element of the Company's strategic plan to improve the return on its investments and increase shareholder value by exiting businesses with low returns and high capital requirements. The transaction provided financial resources to support the Company's real estate and other business opportunities. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net assets of the discontinued operations in the consolidated balance sheets at March 31, 2001 and June 30, 2000, the operating results of the discontinued operations in the consolidated statements of operations for the three and nine months ended March 31, 2001 and 2000 and the cash flows from discontinued operations in the consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000.

     For the nine months ended March 31, 2001, the Company recorded after-tax earnings from discontinued operations of $172,000 on revenue of $384,000. This compares to an after-tax earnings of $32,000 on revenue of $9,264,000 for the nine months ended March 31 2000. The decline in revenue in the discontinued operations is due to the sale of the apple ingredients and organic packaged goods businesses in fiscal 2000. After the allocation of selling, general and administrative expenses between continuing and discontinued operations, the discontinued businesses generated $287,000 of operating income for the nine months ended March 31, 2001 versus an operating income of $53,000 for the nine months ended March 31, 2000.

     The Company is actively marketing all remaining assets of its discontinued businesses (primarily inventory), but there can be no assurances that there will be a sale of all or any of the remaining assets.


                        RESULTS OF CONTINUING OPERATIONS

     The Company's continuing line of business consists of the leasing and development of the Company's real estate. Additionally, the Company has committed to a $3 million minority investment in a telecommunications company (of which $466,000 has been invested to date). The Company intends to develop its real estate largely for agricultural and industrial rental. The current use permit for the Company's former production site requires that the facility be used exclusively for diversified agricultural purposes. The Company is attempting to broaden the use permit to allow other types of activities, but there can be no assurance that such efforts will be successful. The Company's other piece of real estate is already zoned for industrial use.

Results of Operations
---------------------

     The Company's continuing line of business is its real estate management and rental operations consisting of several buildings and yards on two property locations. The two properties have a combined leaseable area of approximately 470,000 square feet on 81 acres of land. Twenty-four tenants that have varying original lease terms ranging from month-to-month to eight years with options to extend the leases by approximately 287,000 square feet or 66% of the properties' available lease space. Additionally, the Company has committed to $3 million minority investment in a telecommunications company. Currently, there are no other plans to make any additional investments.

     Rental Revenue. The Company leases warehouse, cold storage, production, and office space as well as outside storage space at both of its properties. For the nine months ending March 31, 2001, rental revenue decreased 7% or $68,000 to $886,000 compared to the corresponding period in the prior year. This decrease was primarily a result of losing a significant tenant at the Company's former production facility. This facility is approximately 57% occupied. The Company's other property is approximately 76% occupied. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term.

     Operating Costs. Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling, general and administrative costs related to the ingredients and organic packaged goods businesses were allocated to discontinued operations in the consolidated statements of operations. The Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs. Cost reduction efforts to minimize any avoidable spending have been undertaken to minimize negative operating results while the tenant search continues. For the nine months ending March 31, 2001, operating costs increased 2% or $30,000 to $1,573,000 compared to the corresponding period in the prior year, as costs have begun to normalize for the continuing operation.

     Interest and Other Income (Expense), Net. Interest and other income (expense) net consists primarily of interest income on the Company's cash balances, and interest expense on mortgage debt and shareholder loans. In Fiscal 2000, proceeds from the sale of the ingredients business were used to pay off the Company's revolving bank line of credit and substantially reduce long-term debt. As a result, for the nine months ending March 31, 2001, the Company was a net investor of cash, generating $369,000 of interest income and incurring $119,000 of interest expense, while in the corresponding period in prior year it was a net investor generating interest income of $284,000 and incurring interest expense of $176,000.

     Income Taxes. The effective tax rate for the nine months ended March 31, 2001 was 40%, or approximately the statutory rate after the federal benefit for state income taxes.

Liquidity and Capital Resources
-------------------------------

     The Company had cash of $7.5 million at March 31, 2001, and current maturities of long-term debt of $56,000. In fiscal 2000, the Company used a portion of the $16.1 million net proceeds from its discontinued businesses to pay off borrowings under its bank line of credit and retire a significant portion of its long-term debt. In August 2000, the Company elected to prepay in full a remaining shareholder note payable (scheduled to mature in 2003), in the amount of $564,000 plus accrued interest. Although the Company generated
$511,000 from operating activities, the cash balances decreased from $8.4 million at June 30, 2000 primarily as a result of an investment in Metro PCS (see below), the repurchase of warrants, the shareholder note payoff and payments of liabilities related to discontinued operations.

     During December 2000, the Company entered into an agreement with its sole lender in order to modify the terms of the lending agreement. As a result, the financial based debt covenant was amended. The new covenant requires the Company, at the end of each Fiscal Year, to maintain a debt service coverage ratio at least 1:15 to 1. Until such time this ratio reaches 1.25 to 1, the Company is required to maintain unrestricted, unencumbered cash or marketable securities of at least $600,000. As of March 31, 2001, the Company's debt service ratio was less than 1.25. Consequently, $600,000 is classified as restricted cash on the accompanying balance sheet. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan.

     The Company has committed itself to a $3 million investment in the preferred stock of a privately held telecommunications company, MetroPCS, Inc., which is expected to be funded in fiscal 2001 and 2002. As of March 31, 2001, the Company had invested $466,000 on its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $2,534,000 is to be funded in several installments throughout the fiscal years ending June 30, 2001 and 2002.

     In December 2000, The Corporation repurchased and retired 112,000 warrants for $112,000. The warrants represented a right to purchase 112,000 shares of common stock and had an exercise price of $8 per share. The warrants were originally assigned a valued of $456,000. Common stock was increased by the difference between the repurchase price and the originally assigned value.

     The Company's Board of Directors has authorized a program to repurchase up to 500,000 shares of the Company's stock at $8.00 per share in a tender offer. Subsequent to March 31, 2001, 776,000 shares were tendered resulting in the pro ration and acceptance of 64% of the tendered shares (500,000 shares).

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits

             None

        b.   Reports on Form 8-K

              None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 9, 2001



/s/ Gary L. Hess
------------------
Gary L. Hess,
Chief Executive Officer, President and Chief Financial Officer