Form 10-K
period 2001-06-30
SONOMAWEST HOLDINGS INC
filed 2001-09-28
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to _______.

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

              2064 HIGHWAY 116 NORTH, SEBASTOPOL, CALIFORNIA 95472
                    (Address of principal executive offices)

                                 (707) 824-2001
              (Registrant's telephone number, including area code)

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
         YES  X      NO
             ---        ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On September 4, 2001 non-affiliates of the Registrant held voting stock with an aggregate market value of $5,451,424 computed by reference to the average of the bid and asked prices of such stock on such date. For the purposes of the foregoing calculations, only directors and executive officers of the Registrant are deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of September 4, 2001, there were 1,023,506 shares of common stock, no par value, outstanding which is the only class of shares publicly traded.

         Portions of the following document are incorporated by reference:

         Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders currently scheduled to be held October 31, 2001 and to be filed with the Securities and Exchange Commission on or before 120 days after the end of the 2001 fiscal year is incorporated by reference into Part III of this report.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement in this Annual Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward looking statements. Risks inherent in Registrant's business and factors that could cause or contribute to such differences include, without limitation, the considerations set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations There can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward looking statements.

                                     PART I

ITEM 1.  BUSINESS

         The Company was incorporated in California on December 27, 1946 as Vacu-dry Company, and until July 30, 1999 was engaged in the development, production and marketing of fruit products. Thereafter, and as part of a strategic reorientation, the Company sold a major portion of it assets related to its product lines of processed apple products and products containing processed apple products to Tree Top, Inc. (Tree Top) for $13.9 million. Certain product lines used in or related to the apple product lines were not included in the sale. These included vacuum dried apple products, certain mixed fruit products, apple products packaged for the Company by others, and organic apple products. Thereafter in August 1999, the Company determined that these product lines, as well as the food storage product line, would be discontinued and held for sale. In the third quarter of fiscal 2000, the Company decided to discontinue and hold for sale the assets and operations of its organic packaged goods subsidiary Made In Nature Company, Inc. The intellectual property and most dried fruit inventories related to the organic packaged goods operation were sold in May 2000 for $1.1 million to Premier Valley Foods, Inc. Therefore, as of June 2001, the Company's remaining line of business is its real estate management and rental operations, consisting of two industrial parks north and south of Sebastopol, California, totaling almost 458,000 square feet of rentable space on 82 acres of land. (See Item 2, Properties.) Sebastopol is approximately 56 miles north of San Francisco in Sonoma County. The Company has also committed itself to a $3 million investment in the preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of June 30, 2001, the Company had invested $599,000 on its $3 million commitment.

INDUSTRY SEGMENT INFORMATION

         For the year ended June 30, 2001, the Company operated in one reportable segment, real estate management and rental operations. The Company's primary business revenue is generated from the leasing of its two industrial properties, located in Sebastopol, California. The properties are leased out to multiple tenants with leases varying in length from month-to-month to eight years. The Company's business is not seasonal and does not require significant working capital. Revenue from the leasing activities is recorded on a monthly basis and terms of payment are either net the 1st or 15th of the month. As of June 30, 2001, no single tenant accounted for more than 10% of the Company's revenue.

         In addition, while not part of its general operations, the Company has made a financial commitment to a $3 million investment in the preferred stock of MetroPCS, Inc., a privately held telecommunications company. The Company is not involved in the daily operations nor the management of MetroPCS, Inc.

Information regarding all other business income is included in the discussion of discontinued operations.

ENVIRONMENTAL MATTERS

         The Company believes it has complied with all governmental regulations regarding protection of the environment. Upon the expiration of the existing waste water permit (issued by the State of California), the Company was notified that to renew its permit, the Company's current waste water system would need to be modified to separate domestic waste from its processed waste water. As a result, the Company is in the process of making these changes to comply with these regulations and will incur capital expenditures of approximately $100,000 to $150,000 to implement these changes during the 2002 fiscal year. In addition to these capital expenditures, the Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances which might be located on or in our properties in the future. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Other Federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

EMPLOYEES

         The Company currently employs 6 employees, each in a management or staff capacity, and none of whom is covered under a collective bargaining agreement.

         Historically the Company has employed an average of approximately 265 persons, many of whom were production workers and covered by a collective bargaining agreement. The Company substantially reduced its workforce following the sale to Tree Top in 1999, after which time none of its employees has been covered under a collective bargaining agreement.

INSURANCE

         The Company maintains product, property, and general liability insurance plus umbrella liability coverage. While management feels the limits and coverage are adequate relative to the related risks, there is no assurance that this insurance will be adequate to protect the Company from all unforeseen occurrences.

CERTAIN FACTORS

In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K.

RISKS ASSOCIATED WITH INVESTMENTS IN REAL ESTATE

         Income from the properties may be adversely affected by, among other things, increasing unemployment rates, oversupply of competing properties, reduction in demand for properties in the area, inflation, and adverse real estate, zoning and tax laws. Certain significant expenditures associated with an investment in real estate (such as mortgage payments, real estate taxes, and maintenance costs) constitute fixed costs and do not decrease when circumstances cause a reduction in income from the investment.

SHORT OPERATING HISTORY IN THIS REAL ESTATE INDUSTRY SEGMENT AND INVESTMENT ACTIVITIES

         While the Company has managed real estate and facilities issues for many years, it is only recently that it has shifted its primary business focus to that business segment and its investment activities. While the Company believes that it has sufficient experience, resources and personnel to manage its properties and investments effectively, it does not have a long operating history that demonstrates such effective management and there is no assurance that it will be successful.

POTENTIAL ENVIRONMENTAL LIABILITY

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

INVESTMENT RISKS

         The Company has committed to a $3 million minority investment in a telecommunications company. As of June 30, 2001, the Company had invested $599,000 on its $3.0 million commitment. Even though the Company's management believes that the investment in Metro PCS will ultimately provide a positive return to the Company, there is no assurance that this will occur.

         NO DIVIDENDS ON COMMON STOCK

         The Company has not paid dividends on its common stock within the last 15 years. Even if its future operations result in profitability, as to which there can be no assurance, there is no present anticipation that dividends will be paid. Rather, the Company expects that any future earnings will be applied toward the further development of the Company's business.

ITEM 2.  PROPERTIES

         ADMINISTRATIVE OFFICES. As of August 25, 2001 the principal administrative offices of the Company were relocated to 2064 Highway 116 North, Sebastopol, California. The administrative offices occupy a small portion of this Company-owned property. Prior to March 2000, the principal administrative offices of the Company were located in Santa Rosa, California. These offices consist of approximately 9,200 square feet of office space and are leased through December 2003. This space has been sublet through May 2002 at approximately the Company's lease rate, with an option to renew through December 2003. If in management's opinion it is probable that the sublessee will not exercise the option through December 2003, the Company will actively market this space to minimize the vacancy risk upon expiration of the sublease. There can be no assurance that these marketing efforts will be successful or that a suitable sublessee will be located in a timely manner.

          REAL  PROPERTY.  The Company owns two properties  together  comprising
81.5 acres in the "West County" wine area of Sonoma County approximately 56 miles north of San Francisco. The properties are four miles apart, north and south of the town of Sebastopol located in the "Russian River Valley" wine appellation district.

         SONOMAWEST INDUSTRIAL PARK SOUTH. This property consists of 15.2 acres of land immediately south of Sebastopol at 1365 Gravenstein Highway South. It is in the City of Sebastopol's sphere of influence. The improvements consist of five connected buildings on a parcel approximately five acres in size with an aggregate of 91,300 square feet of rentable space. The available space is quite suitable for commercial rental. All buildings have fire sprinkler protection. Other features include ample parking, security and a location close to major north-south and east-west traffic arteries. In addition, there is 19,000 square feet of paved parking area that can be leased. The property is zoned for "limited industrial" use which means that permitted uses include agricultural/food processing, light industry, office, warehousing or storage. Adjacent to these five acres are two additional undeveloped Company owned parcels approximately two acres and eight acres in size zoned "limited industrial" and "low density residential", respectively. Currently 88% of the space available has been leased to nine tenants. Lease terms range from month-to-month to eight years with options to extend beyond that.

         The following table sets forth the schedule of the lease expirations for each of the ten years commencing with the fiscal year ending June 30, 2002:

                 Number of                                          Percent of
                 Tenants Whose     Total Square     Annual Rent     Gross Rent
Year ending      Leases Will       Feet Covered     Represented     Represented
June 30th        Expire            by Leases        by Leases       by Leases
--------------------------------------------------------------------------------
2002                  2               75,018         $ 304,854         84%
2003                  -               63,671           265,242         73%
2004                  -               63,671           265,242         73%
2005                  1               63,671           232,988         64%
2006                  1               32,265            89,441         25%
2007                  1                5,417             8,075          2%

         The federal tax basis of the property is $357,612. The accumulated book depreciation is $844,233 and the book net carrying value is $353,781. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes.

         The real estate taxes for this property for the fiscal year ended June 30, 2001 were $13,323.

         The Company has a $ 2.0 million loan secured by this property, which matures in December 2003.

         SONOMAWEST INDUSTRIAL PARK NORTH. This property consists of 66.4 acres of land approximately two miles north of Sebastopol at 2064 Gravenstein Highway North. The improvements consist of twelve buildings located on approximately 27 acres with an aggregate of 366,484 square feet of leasable space. The balance of the property is dedicated to wastewater treatment and a large pond for fire protection. This property is zoned "diversified agriculture" in its entirety which means that it can be used for agricultural/food processing, cold storage, warehousing, processing and office space. SonomaWest is currently attempting to broaden the permitted uses of the 2064 Gravenstein Highway North property to allow other types of activities, but there can be no assurance that such efforts will be successful. The existing use permit may restrict the types of tenants that could occupy the property, resulting in prolonged vacancy and/or lower rental rates, having a material adverse effect on the Company's business, financial condition and results of operations.

         Currently 43% of the space available has been leased to sixteen tenants. An additional 62,778 square feet of outside space has also been leased. Leases range from month-to-month to eight years with options to extend beyond that.

                 Number of                                          Percent of
                 Tenants Whose     Total Square     Annual Rent     Gross Rent
Year ending      Leases Will       Feet Covered     Represented     Represented
June 30th        Expire            by Leases        by Leases       by Leases
--------------------------------------------------------------------------------
2002                 7                104,678        $ 450,057          49%
2003                 -                 57,678          319,881          35%
2004                 1                 57,678          311,223          34%
2005                 -                 55,273          302,565          33%
2006                 1                 55,273          256,885          28%
2007                 1                  4,295           11,447           1%

         The federal tax basis of the property is $1,648,498. The accumulated book depreciation is $3,625,117 and the book net carrying value is $1,702,490. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes.

         The real estate taxes for this property for the fiscal year ended June 30, 2001 were $49,998.

         The Company has no debt associated with this facility. The Company is also evaluating whether it should seek development entitlements for this property.The Company has engaged a major real estate brokerage firm on a commission basis to assist in marketing all of its properties. There can be no assurance that these marketing efforts will be successful, or that suitable tenants will be found on a timely basis. Significant, prolonged vacancies at the properties may have a material adverse impact on the Company's business, financial condition and results of operations.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the last quarter of the year ended June 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq National Market System (symbol: SWHI).

         The quarterly high and low prices for the last two fiscal years were as follows:

                      QUARTER ENDING         LOW            HIGH
                      --------------         ----           ----
                         09/30/99            6.75          10.50
                         12/31/99            5.38           7.00
                         03/31/00            4.88           6.13
                         06/30/00            4.25           6.50
                         09/30/00            5.75           6.44
                         12/31/00            5.94           7.50
                         03/31/01            6.94           8.00
                         06/30/01            6.40           7.83

         The above quotations were obtained from the Yahoo Finance Historical Quotes Online website.

         On September 4, 2001, there were approximately 473 registered holders of common stock and 478 shareholders that held stock in street name. On that date, the average of the high and low price per share of the Company's stock was $8.00. This price reflects interdealer prices, does not include dealer mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

         In December 2000, the Company repurchased and retired 112,000 warrants for $112,000. The warrants represented a right to purchase 112,000 shares of common stock and had an exercise price of $8 per share. The warrants were originally assigned a value of $456,000. Common stock was increased by the difference between the repurchase price and the originally assigned value.

         In October 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's stock at $8.00 per share in a tender offer. During the fourth quarter of fiscal 2001, 777,000 shares were tendered resulting in the pro rated repurchase of 64% (500,000) of the tendered shares.

ITEM 6.  SELECTED FINANCIAL DATA.

YEAR ENDED JUNE 30 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  2001      2000      1999      1998      1997
                                 ------    ------    ------    ------    ------

Total revenues (1)               $1,192    $1,197    $  665    $  518    $  537

Net loss from continuing
  operations                       (355)     (473)     (759)     (573)     (509)
Net earnings (loss) from
  discontinued operations           161     3,183    (2,170)    1,472     1,026
Net earnings (loss)                (194)    2,710    (2,929)      899       517
Loss per share from continuing
  operations
  Basic                           (0.27)    (0.31)    (0.50)    (0.36)    (0.31)
  Diluted                         (0.27)    (0.31)    (0.50)    (0.36)    (0.31)
Earnings (loss) per share from
  discontinued operations
  Basic                            0.12      2.09     (1.43)     0.93      0.62
  Diluted                          0.12      2.06     (1.43)     0.92      0.62
Earnings (loss) per share
  Basic                           (0.15)     1.78     (1.93)     0.57      0.31
  Diluted                         (0.15)     1.75     (1.93)     0.56      0.31
  Total Assets                    7,687    12,969    17,023    17,008    14,576
  Long Term Debt                  1,917     1,974     2,860     1,703     1,808

         (1) After the sale of the Company's apple-based industrial ingredient business and the discontinuation of its organic packaged goods business in fiscal 2000, the Selected Financial Data presented above was reformatted to reflect this discontinuation in the ongoing business of the Company.

As a result, this chart now reflects the ongoing real estate business as continuing operations and the financial results from the discontinuation of its industrial ingredient and organic packaged goods business as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         As of fiscal 2001, the Company's business consists of its real estate management and rental operations and its investment in the preferred stock of a private telecommunications company, MetroPCS, Inc. Prior to the sale of its other business segments, SonomaWest operated in three business segments: industrial dried fruit ingredients, organic packaged goods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, both of these business segments are considered discontinued operations and their operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.

         During fiscal 2001, the Company committed to a $3 million minority investment in a telecommunications company. As of June 30, 2001, the Company had invested $599,000 on its $3.0 million commitment.

DISCONTINUED OPERATIONS

         In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. This sale, which was recorded in the first quarter of fiscal 2000, is an important element of the Company's strategic plan to increase the return on its investments and increase shareholder value by exiting businesses with low returns and high capital requirements. The transaction provided financial resources to support the Company's real estate and other business opportunities. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net assets of the discontinued operations in the consolidated balance sheets at June 30, 2001 and 2000, the operating results of the discontinued operations in the consolidated statements of operations for fiscal 2001, 2000, and 1999 and the cash flows from discontinued operations in the consolidated statements of cash flows for fiscal 2001, 2000, and 1999.

         For  fiscal  2001,   the  Company   recorded  an  after-tax  gain  from
discontinued operations of $161,000. This compares to an after-tax gain from discontinued operations of $3,151,000 for 2000. The small gain in 2001 relates to sales of remaining inventories at higher than anticipated prices as the wind-down of the vacuum ingredients and organic packaged goods segments is completed.

         In fiscal 2000, the Company recorded after-tax earnings from discontinued operations of $32,000 on sales of $9.5 million for the ingredients business and $2.2 million for the organic packaged goods business. This compares to an after-tax loss of $2.2 million on sales of $35.2 million for the ingredients business and $2.7 million for the organic packaged goods business in fiscal 1999. The decline in sales in the ingredients business is due to the sale of the apple ingredients business during the first quarter of fiscal 2000 and a significant decline in the sales of Perma-Pak food storage products. The decline in sales in the organic packaged goods business is due to the sale of the dried fruit business in the fourth quarter of fiscal 2000. After the allocation of selling, general and administrative expenses between continuing and discontinued operations, the discontinued businesses generated $53,000 of operating income in fiscal 2000 versus an operating loss of $4.1 million in fiscal 1999. Included in cost of sales, however, in fiscal 1999 is the write-down of food storage inventories by $3.5 million to reflect estimated net realizable value. While the Company experienced exceptionally strong food storage sales through the third quarter of fiscal 1999, sales have declined substantially since that time. The Company is actively marketing all remaining assets of its discontinued businesses (primarily food storage inventory), but there can be no assurances that there will be a sale of all or any of the remaining assets.

RESULTS OF CONTINUING OPERATIONS

         The Company's continuing line of business is its real estate management and rental operations. See Item 2, Properties, above for a further discussion of the Company's real estate operations. Additionally, the Company has committed to a $3 million investment in a telecommunications company, MetroPCS, Inc. As of June 30, 2001, the Company had invested $599,000 on its $3.0 million commitment. In August 2001, an additional investment of $446,300 was paid to MetroPCS.

FISCAL 2001 COMPARED TO FISCAL 2000

         RENTAL REVENUE. The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties have a combined leaseable area of approximately 458,000 square feet on 82 acres of land. As of the end of fiscal year 2001, there were 25 leases covering 275,941 square feet of space or 59% leased compared to 57% leased in fiscal 2000. The leases contain varying original terms ranging from month-to-month to eight years. Fiscal 2001 rental revenue remained relatively constant at $ 1,192,000 decreasing $5,200 from fiscal 2000. Nonetheless, rental revenue does not cover all operating costs, yielding deficits of $532,000 and $789,000 in fiscal years 2001 and 2000 respectively. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

         OPERATING COSTS. Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling, general and administrative costs related to the ingredients and organic packaged goods businesses were charged to discontinued operations in the consolidated statements of operations in 2000 and 2001. As of the end of fiscal 2001, the Company's total operating costs exceeded the tenant rental revenue. Cost reduction efforts to minimize any avoidable spending have been undertaken to minimize these negative operating results while the Company actively searches for additional tenant revenue. For fiscal 2001, operating costs decreased 11% or $216,000 to $1,974,000 compared to $2,190,000 in the prior year. Operating costs have begun to normalize for the continuing operations, with the reduction of temporary labor costs contributing partially to the decrease in these costs. The Company continues to focus on the reduction of these costs where possible. The Company's continuing operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense) consists primarily of interest income on the Company's cash balances and interest expense on mortgage debt. Proceeds from the sale of the ingredients business received in July 1999 were used to pay off the Company's revolving bank line of credit and substantially reduce long-term debt. As a result of this elimination of debt, the Company was a net investor of cash in fiscal 2001 and 2000. In fiscal 2001 the Company generated $418,000 of interest income and incurred $156,000 of interest expense, compared to $409,000 of interest income and $218,000 of interest expense in fiscal 2000.

         INCOME TAXES. The fiscal 2001 effective tax rate decreased to 33% from the fiscal 2000 effective tax rate of 40%. The decrease is due to a valuation allowance placed on state net operating losses generated in fiscal 2001 due to the uncertainty of future taxable income against which the state net operating losses could be offset. The Company has continued to benefit from federal losses due to the ability to carry such losses back and offset against 2000 taxable income.

FISCAL 2000 COMPARED TO FISCAL 1999

         RENTAL REVENUE. Rental revenue in fiscal 2000 increased 80% or $532,000 from fiscal 1999. This increase was primarily a result of leasing activities at the Company's former production facility.

         OPERATING COSTS. In fiscal 2000, operating costs increased 15% or $282,000. This change was primarily due to increased temporary labor costs incurred during the first two quarters of fiscal 2000.

         INTEREST AND OTHER INCOME (EXPENSE), NET. In fiscal 2000, the proceeds from the sale of the Company's ingredient business were used to significantly reduce its debt. As a result, in fiscal 2000 the Company become a net investor of cash, generating $409,000 of interest income and incurring $218,000 of interest expense. In the prior year it was a net borrower, generating interest income of $2,000 and incurring interest expense of $179,000.

         INCOME TAXES. The fiscal 2000 effective tax rate changed from a benefit of 43% to a charge of 40%, due primarily to lower tax credits in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash of $ 3.9 million at June 30, 2001, and current maturities of long-term debt of $57,000. Although the Company generated a pre-tax loss of $532,000 from operating activities, the cash balances decreased $4.4 million from $8.3 million at June 30, 2000 to $3.9 million at June 30, 2001. Cash generated from operations was $1,011,000 after adding back non-cash changes and the changes in other current operating assets and liabilities. The decrease in the Company's cash balance was primarily a result of the repurchase of 500,000 shares of the Company's stock at $8.00 per share ($4,087,000 including costs) (see below), an investment in Metro PCS of $599,000 (see below), a shareholder note payoff of $564,000, the repurchase of warrants of $112,000 and principal payments on the remaining long-term debt.

         During December 2000, the Company entered into an agreement with its sole lender in order to modify the terms of the lending agreement. As a result, the financial based debt covenant was amended. The new covenant required the Company, at the end of each Fiscal Year, to maintain a debt service coverage ratio at least 1:15 to 1. Until such time as this ratio reaches 1.25 to 1, the Company was required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan. As of June 30, 2001, the Company's debt service ratio was .97 to 1. Consequently, $600,000 is classified as restricted cash on the accompanying balance sheet. The Company received a waiver from the Bank of this non-compliance with the debt service coverage ratio as of June 30, 2001.

         As of August 15, 2001, the Company and the Bank agreed to a Restated and Amended Addendum to this Agreement. This addendum amends and restates the provisions of the agreement stated
         above. The new addendum requires that the Company, at the end of each Fiscal Year, maintain a debt service coverage ratio of at least 1.05 to 1. It still requires that until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. In addition to the lien on the Real Property (South Property only) it grants the bank a lien in a Money Market account established by the Company after the fiscal 2001 year end, in the amount of $90,000. Management is confident that in the future it can remain in compliance with this new debt service coverage ratio.

         The Company has a variable rate borrowing tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company has entered into a swap contract. The Company is a party to an interest rate swap under which it exchanges monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100,000. The notional amount is amortized monthly based on the Company's principal payments and was $1,974,000 as of June 30, 2001. The interest rate contract has a five year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. The Company will report all changes in fair value of its swap contract in earnings. During the year ended June 30, 2001, the Company recorded a decrease in the value of this swap of $12,262. This amount is included in interest expense. The cumulative effect of adopting this standard effective July 1, 2000 was not significant.

         The Company has committed itself to a $3 million investment in the preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of June 30, 2001, the Company had invested $599,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. In August, 2001 an additional investment of $446,300 was paid to MetroPCS. It is expected that the remaining $1,954,700 will be funded in several installments throughout the fiscal year ending June 30, 2002.

         In December 2000, the Company repurchased and retired 112,000 warrants for $112,000. The warrants represented a right to purchase 112,000 shares of common stock and had an exercise price of $8 per share. The warrants were originally assigned a valued of $456,000. Common stock was increased by the difference between the repurchase price and the originally assigned value.

         During fiscal 2001, the Company repurchased 500,000 shares of the Company's stock at $8.00 per share in a tender offer. The tender offer was oversubscribed, as 777,000 shares were tendered resulting in the pro rated repurchase of 64% (500,000 shares) of the tendered shares.

SUBSEQUENT EVENTS

         On July 17, 2001 the Company approved the granting of 25,000 common stock options to Board Members: David Bugatto - 10,000, Roger Mertz - 5,000, Fred Selinger - 5,000 and Craig Stapleton - 5,000, each at a price of $7.48 per share.

         On July 17, 2001 the Board of Directors entered into an agreement in principle, which was thereafter executed, with Gary L. Hess, its President and Chief Executive Officer, replacing Mr. Hess's existing employment agreement. Pursuant to the separation agreement, Mr. Hess will continue as the President and Chief Executive Officer, first on a full-time basis and then on a parttime basis, through October 31, 2001. Effective September 2001, the Company will pay separation payments to Mr. Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. Mr. Hess has also been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished good inventory and other

Perma-Pak property. Mr. Hess also has the option of extending the period within which he is eligible to exercise options previously granted to him.

         On July 17, 2001 the Company entered into a Consulting Agreement with David J. Bugatto, a director. Pursuant to the agreement Mr. Bugatto will provide consulting services to the Company in connection with its real estate business for a monthly fee of $2,500. The agreement is retroactive to April 1, 2001.

MINIMUM LEASE PAYMENTS

The Company has been leasing warehouse space, generating revenues of $1,192,000 in 2001, $1,197,000 in 2000 and $665,000 in 1999. The leases have varying terms, which range from month-to-month to expiration dates through 2007. As of June 30, 2001, assuming none of the existing leases is renewed or no additional space is leased, the following will be the future minimum lease income (in thousands):

                    YEAR ENDING
                      JUNE 30
                    ----------
                        2002                     $755
                        2003                      585
                        2004                      576
                        2005                      536
                        2006                      346
                        Thereafter                 59
                                             ----------
                                 Total         $2,857
                                             ==========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Consolidated Financial Statements and Consolidated Financial Statement Schedule



Independent Auditor's Report ..............................................  F-1

Consolidated Balance Sheets at June 30, 2001 and 2000 .....................  F-2

Consolidated Statements of Operations for the years ended
June 30, 2001, 2000 and 1999 ..............................................  F-3

Consolidated Statements of Changes in Shareholders' Equity for
the years ended June 30, 2001, 2000 and 1999 ..............................  F-4

Consolidated Statements of Cash Flows for the years ended
June 30, 2001, 2000 and 1999 ..............................................  F-5

Notes to Consolidated Financial Statements ................................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
SonomaWest Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SonomaWest Holdings, Inc. (a California corporation) and Subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. and Subsidiary as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

San Francisco, California,
August 6, 2001

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

ASSETS                                                         2001        2000
                                                              ------------------
CURRENT ASSETS:
  Cash                                                        $3,336     $ 8,359
  Restricted cash (see note 4)                                   600
  Accounts receivable, less allowances for
    uncollectible accounts of $10 and $47 in
    fiscal 2001 and 2000, respectively                            97         110
  Other receivables                                              124          --
  Prepaid income taxes                                           287         816
  Prepaid expenses and other assets                              129          87
  Current deferred income taxes, net                             263         621
                                                              ------------------
           Total current assets                                4,836       9,993
                                                              ------------------
RENTAL PROPERTY, net                                           2,252       2,854
                                                              ------------------
NET ASSETS OF DISCONTINUED OPERATIONS                             --         122
                                                              ------------------
INVESTMENT, at cost                                              599          --
                                                              ------------------
           Total assets                                       $7,687     $12,969
                                                              ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                        $   57     $   617
  Accounts payable                                                70          24
  Unearned rents and deposits                                    176         143
  Accrued payroll and related liabilities                         52          78
  Accrued expenses                                               241         123
  Net liabilities of discontinued operations                     281         628
                                                              ------------------
           Total current liabilities                             877       1,613
                                                              ------------------
LONG-TERM DEBT, net of current maturities                      1,917       1,974
                                                              ------------------
DEFERRED INCOME TAXES, net                                        45         147
                                                              ------------------
           Total liabilities                                   2,839       3,734
                                                              ------------------
SHAREHOLDERS' EQUITY:
  Preferred stock:  2,500 shares authorized;
    no shares outstanding                                         --          --
  Common stock: 5,000 shares authorized, no par
    value; 1,024 and 1,522 shares outstanding
    in fiscal 2001 and 2000, respectively                      2,187       2,905
  Warrants for common stock                                       --         456
  Retained earnings                                            2,661       5,874
                                                              ------------------
           Total shareholders' equity                          4,848       9,235
                                                              ------------------
           Total liabilities and shareholders' equity         $7,687     $12,969
                                                              ==================


 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     2001      2000       1999
                                                    ---------------------------

RENTAL REVENUE                                      $1,192    $1,197    $   665
                                                    ---------------------------

OPERATING COSTS                                      1,974     2,190      1,908
                                                    ---------------------------

INTEREST AND OTHER INCOME (EXPENSE), NET               250       204       (179)
                                                    ---------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX     (532)     (789)    (1,422)

BENEFIT FOR INCOME TAXES                              (177)     (316)      (663)
                                                    ---------------------------

NET LOSS FROM CONTINUING OPERATIONS                   (355)     (473)      (759)
                                                    ---------------------------

DISCONTINUED OPERATIONS:
  Earnings (loss) from discontinued operations,
    net of income taxes                                 --        32     (2,170)
  Gain on sale of discontinued operations,
    net of income taxes                                161     3,151         --
                                                    ---------------------------

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS       161     3,183     (2,170)
                                                    ---------------------------

NET EARNINGS (LOSS)                                 $ (194)   $2,710    $(2,929)
                                                    ===========================

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
  Basic                                              1,291     1,520      1,514
  Diluted                                            1,319     1,548      1,549

EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations:
     Basic                                          $(0.27)   $(0.31)   $ (0.50)
     Diluted                                         (0.27)    (0.31)     (0.50)
  Discontinued operations:
     Basic                                            0.12      2.09      (1.43)
     Diluted                                          0.12      2.06      (1.43)
  Net earnings (loss):
     Basic                                           (0.15)     1.78      (1.93)
     Diluted                                         (0.15)     1.75      (1.93)


 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
                             (AMOUNTS IN THOUSANDS)


                                     COMMON STOCK
                                   ---------------- WARRANTS              TOTAL
                                   NUMBER              FOR               SHARE-
                                     OF              COMMON   RETAINED  HOLDERS'
                                   SHARES   AMOUNT    STOCK   EARNINGS   EQUITY
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998              1,511   $ 2,837   $ 456   $ 6,093   $ 9,386

Net loss                               --        --      --    (2,929)   (2,929)
Issuance of common stock                8        53      --        --        53
                                   --------------------------------------------

BALANCE, JUNE 30, 1999              1,519     2,890     456     3,164     6,510

Net earnings                           --        --      --     2,710     2,710
Issuance of common stock                3        15      --        --        15
                                   --------------------------------------------

BALANCE, JUNE 30, 2000              1,522     2,905     456     5,874     9,235

Net loss                               --        --      --      (194)     (194)
Repurchase of Common Stock           (500)   (1,068)     --    (3,019)   (4,087)
Repurchase and Retire Warrants                  344    (456)               (112)
Issuance of common stock                2         6      --        --         6
                                   --------------------------------------------

BALANCE, JUNE 30, 2001              1,024   $ 2,187   $  --   $ 2,661   $ 4,848
                                   ============================================


 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
                             (AMOUNTS IN THOUSANDS)

                                                    2001       2000       1999
                                                  -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                             $  (194)   $ 2,710    $(2,929)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
      (Income) loss from discontinued
        operations, net                                --        (32)     2,170
      Gain on sale of discontinued operations, net   (161)    (3,151)        --
      Depreciation and amortization expense           419        414        468
      Changes in assets and liabilities:
        Accounts receivable, net                       13       (110)        --
        Other receivables                            (124)        --         --
        Deferred income tax provision (benefit)       256      1,884     (2,863)
        Prepaid income taxes                          529       (250)      (439)
        Prepaid expenses                              (42)        78          5
        Accounts payable and accrued expenses         164        (65)    (2,006)
        Accrued payroll and related liabilities       (26)      (199)       277
        Unearned rents and deposits                    33        140        (30)
                                                  -----------------------------
                                                    1,061     (1,291)    (2,418)
                                                  -----------------------------
               Net cash provided by (used in)
                 continuing operations                867      1,419     (5,347)
                                                  -----------------------------
               Net cash provided by discontinued
                 operations                           144     11,887      1,573
                                                  -----------------------------
               Net cash provided by (used in)
                 operating activities               1,011     13,306     (3,774)
                                                  -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (25)      (179)      (379)
  Investment in Metro PCS                            (599)        --         --
  Investing activities of discontinued operations      --      2,099       (820)
                                                  -----------------------------
               Net cash provided by (used in)
                 investing activities                (624)     1,920     (1,199)
                                                  -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the line of credit                  --      3,727     26,924
  Payments on the line of credit                       --     (9,472)   (23,476)
  Principal payments of long-term debt                 53      1,414        465
  Principal payments of shareholder debt              564        271         --
  Stock repurchase                                 (4,087)        --         --
  Warrant repurchase                                 (112)        --         --
  Issuance of common stock                              6         15         53
  Financing activities of discontinued operations      --         --      2,100
                                                  -----------------------------
               Net cash provided by (used for)
                 financing activities              (4,810)    (7,415)     5,136
                                                  -----------------------------
NET INCREASE (DECREASE) IN CASH                    (4,423)     7,811        163
CASH AT BEGINNING OF YEAR                           8,359        548        385
                                                  -----------------------------
CASH AT END OF YEAR                               $ 3,936    $ 8,359    $   548
                                                  =============================


 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SonomaWest Holdings, Inc., formerly Vacu-dry Company, (SonomaWest or the Company) was incorporated in 1946 and currently operates as a real estate management and rental company with an investment in Metro PCS, Inc., a private telecommunications company. Its rental operations include industrial/agricultural property, some of which was formerly used by the Company in its discontinued businesses. This commercial property is now being rented to third parties. Prior to June 30, 2000 the Company operated in three business segments: organic packaged goods, real estate and ingredients. As of June 30, 1999, the Company discontinued its ingredients business and was in the process of selling the assets related to this segment (see Note 2). The business included low-moisture fruits, bulk apple juice, apple juice concentrate, private label drink mixes, and low-moisture food products, which were sold to manufacturers principally in the United States and Canada. In the third quarter of fiscal 2000, the Company discontinued its organic packaged goods business, operated through a subsidiary, Made In Nature Company, Inc. (MINCO), and has sold the assets related to this segment (see Note 2). This subsidiary was formed on June 11, 1998 upon the acquisition of certain assets and liabilities of Made In Nature, Inc. (see Note 3). The business included the marketing of organic packaged foods and chilled pasteurized beverages, which were sold to distributors and retailers principally in the United States and Canada.

BASIS OF PRESENTATION

The accompanying financial statements include the accounts of SonomaWest and its 85 percent-owned subsidiary, MINCO. As of June 30, 2001, all of the remaining assets of MINCO have been sold. The accompanying consolidated statements of operations reflect the financial results of MINCO as part of discontinued operations. All significant intercompany transactions have been eliminated in consolidation.

DISCONTINUED OPERATIONS

In July 1999, the Company consummated the sale of its processed apple products business line to Tree Top, Inc. (see Note 2). Subsequent to the sale, the Company decided to discontinue its entire ingredients segment and began pursuing potential buyers for other product lines within this segment. In January 2000, the Company decided to discontinue its entire organic packaged goods business and sold a significant portion of MINCO's assets to Premier Valley Foods, Inc. (see Note 2). The Company's continuing operations consist of its real estate management , rental operations and an investment in Metro PCS. As a result of these decisions, SonomaWest has classified its ingredients and organic packaged goods operations as discontinued operations for all years presented and, accordingly, has segregated the net assets and liabilities of the discontinued operations in the consolidated balance sheets as of June 30, 2001 and 2000.

As of June 30, 2001, the Company has disposed of all discontinued assets with the exception of certain inventories and fixed assets related to the Perma-Pak product line, which have been fully reserved.

The Company has a net liability for discontinued operations of $281 which consists of reserves of $74 for potential sublease shortfalls related to its lease at Stony Point Circle in Santa Rosa, $190 for repairs to the North Property and $17 for legal expenses.

All corporate overhead costs are presented as a component of continuing operations.

SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                            2001           2000           1999
                                        ----------------------------------------

Cash paid for:
   Interest                               $  159         $  326         $  528
                                        ========================================

Income taxes                              $    2         $  420         $  783
                                        ========================================

INVENTORIES

As of June 30, 2001 the Company's remaining inventories of $2,234 consisting solely of Perma-Pak food storage items, are priced using the first-in, first-out
(FIFO) method and are fully reserved.

PROPERTY, PLANT, AND EQUIPMENT

Property and equipment acquired in connection with the acquisition of Made In Nature were recorded at estimated fair value on the acquisition date. All other property, plant, and equipment are stated at cost. The remaining machinery and equipment of the ingredients segment are fully reserved. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

               Buildings and improvements            5 to 40 years
               Machinery and equipment               3 to 15 years

No depreciation is charged on property, plant, and equipment classified in discontinued operations.

Rental property consist of the following as of June 30:

                                                         2001            2000
                                                    ---------------------------
         Land                                         $   231         $   231
         Buildings and improvements                     6,670           7,192
         Office equipment                                 349             354
         Construction in Progress                          12              --
                                                    ---------------------------
                  Total rental property                 7,262           7,777

         Accumulated depreciation                      (5,010)         (4,923)
                                                    ---------------------------
                  Net rental property                 $ 2,252         $ 2,854
                                                    ===========================

Improvements  that  extend  the  life  of  the  asset  are  capitalized;   other
maintenance and repairs are expensed. The cost of maintenance and repairs was $139 in 2001, $113 in 2000, and $1,041 in 1999.

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

During 1999, management reviewed the estimated future cash flows related to this operation and deemed them to be insufficient to fully recover the carrying value of the assets acquired. Accordingly, the Company recognized a $2,935 impairment expense during the fourth quarter of fiscal 1999 to write-off all unamortized goodwill as of that date. The expense is included in the net loss from discontinued operations.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivatives and Certain Hedging Activities, an amendment of FASB Statement No.
133. Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has adopted Statement 133 effective July 1, 2000.

The Company has a variable rate borrowing tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company has entered into a swap contract. The Company is a party to an interest rate swap under which it exchanges monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100. The notional amount is amortized monthly based on the Company's principal payments and was $1,974 as of June 30, 2001. The interest rate contract has a five year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. The Company will report all changes in fair value of its swap contract in earnings. During the year ended June 30, 2001, the Company recorded a decrease in the value of this swap of $12. This amount is included in interest expense. The cumulative effect of adopting this standard effective July 1, 2000 was not significant.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the current year presentation adopted for fiscal 2001 and as required with respect to discontinued operations.

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

In the third quarter of fiscal 2000, the Company decided to dispose of its organic packaged foods operations. Accordingly, the organic packaged foods segment is included in discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company received $1.1 million for all intellectual property, consisting of the Made In Nature brand name and all related trademarks, and certain dried fruit inventory of the organic packaged goods segment from Premier Valley Foods, Inc. in May 2000. All of the remaining assets of this segment have been disposed of as of June 30, 2001.

During fiscal 2001, the Company recorded an additional after tax gain of $161 related to the wind-down of the ingredients and organic packaged foods segment as product was sold at higher than anticipated prices.

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

The Company's remaining line of business is its real estate management, rental operations and an investment in MetroPCS, Inc.

Summarized historical information of the discontinued operations is as follows:

                                                   FISCAL YEAR ENDED JUNE 30
                                                 ------------------------------
                                                  2001       2000        1999
                                                 ------------------------------
Income statement data:
Revenues                                         $  --     $ 9,264     $ 37,879
Costs and expenses                                  --      (9,211)     (41,943)
                                                 ------------------------------

      Operating income (loss)                       --          53       (4,064)

Income tax (provision) benefit                      --         (21)       1,894
                                                 ------------------------------

      Income (loss) from discontinued
        operations, net of income taxes          $  --     $    32     $ (2,170)
                                                 ==============================

                                                 June 30,    June 30,
          BALANCE SHEET DATA:                      2001        2000
                                                 ---------------------
Accounts receivable, net of reserves
  of $0 and $57                                  $  --     $    --
Inventories, net of reserves of $2,234
  and $4,801                                        --          --
                                                 ---------------------

      Total current assets of discontinued
        operations                                  --          --
Property, plant, and equipment, net                 --         122
                                                 ---------------------

      Total assets of discontinued operations       --         122
                                                 ---------------------
Accounts payable                                    --         234
Provision for severance, transaction costs,
  wind-down costs and other liabilities
  related to the decision to discontinue
  the segments                                     281         394
                                                 ---------------------

      Total liabilities of discontinued
        operations                                 281         628
                                                 ---------------------

      Net assets (liabilities) of
        discontinued operations                  $(281)    $  (506)
                                                 =====================

Summarized historical information of the discontinued operations reserves is as follows:

                                                   June 30,  June 30,  June 30,
                                                     2001      2000      1999
                                                  ------------------------------
Beginning Balance                                   $  394        --        --
                                                  ------------------------------

Additions to Reserve                                    48     3,551        --
                                                  ==============================

Reserves Utilized                                      161     3,157        --
                                                  ==============================

    Provision for severance, transaction costs,
    wind-down costs and other liabilities
    related to the decision to discontinue
    the segments                                    $  281    $  394    $   --
                                                  ==============================



3.     ACQUISITION OF MADE IN NATURE:

On April 22, 1998, Made In Nature Company, Inc. (MINCO) was formed for the purpose of acquiring certain assets and liabilities of Made In Nature, Inc. On June 11, 1998, SonomaWest acquired the assets and certain liabilities of Made In Nature, Inc. In addition to the assumption of certain liabilities, SonomaWest paid $336 in cash and issued to Made In Nature, Inc. and its primary shareholder a total of 112 warrants to purchase SonomaWest's common stock at $8.00 per share, expiring through June 2003. The warrant price was equal to the market price of the Company's stock on June 11, 1998. The value assigned to the warrants at acquisition date was $456. In December 2000, the Company repurchased and retired the 112 of warrants for $112. Common stock was increased by the difference between the repurchase price and the originally assigned value.
Subsequent to the purchase, the Company entered into an agreement with a creditor of Made In Nature, Inc. whereby this creditor converted its debt into a 15 percent equity interest in MINCO. The acquisition was accounted for using the purchase method of accounting. The excess of purchase price over the estimated fair values of assets acquired and liabilities assumed of $3,103 was recorded as goodwill and was being amortized on a straight-line basis over 20 years during fiscal 1999. During the fourth quarter of fiscal 1999, the Company's analysis showed that cash flow projections did not support the recorded value of MINCO goodwill. Consequently, a charge of $2,935 was recorded to write-off the unamortized balance of MINCO goodwill.

4.     LONG-TERM DEBT:

Long-term debt consists of the following:

                                                          2001          2000
                                                        ------------------------

Notes payable:  unsecured five-year notes
    resulting from repurchase of stock, interest
    at 8.5 percent, interest due monthly,
    principal due in January 2003, paid in full
    in January and August 2000                                --           564

Note payable:  five-year note, interest
    synthetically fixed at 7.35 percent,
    interest and principal due monthly, maturing
    in December 2003, secured by real property             1,974         2,027
                                                        ------------------------

            Total                                          1,974         2,591

Less:  Current maturities                                    (57)         (617)
                                                        ------------------------

            Long-term debt                               $ 1,917       $ 1,974
                                                        ========================

The Company retired two shareholder notes totaling $271 in the third quarter of fiscal 2000 and retired the remaining shareholder note of $564 in August 2000. Interest expense related to the real property note is included in continuing operations. Interest expense of $45 and $386, attributed to the ingredients and organic packaged foods segments, is included in earnings from discontinued operations for fiscal 2000 and 1999, respectively.

The Company has a variable rate borrowing tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company has entered into a swap contract. The Company is a party to an interest rate swap under which it exchanges monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100. The notional amount is amortized monthly based on the Company's principal payments and was $1,974 as of June 30, 2001. The interest rate contract has a five year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. The Company will report all changes in fair value of its swap contract in earnings. During the year ended June 30, 2001, the Company recorded a decrease in the value of this swap of $12. This amount is included in interest expense. The cumulative effect of adopting this standard effective July 1, 2000 was not significant.

During December 2000, the Company entered into an agreement with its sole lender in order to modify the terms of the lending agreement. As a result, the financial based debt covenant was amended. The new covenant required the Company, at the end of each Fiscal Year, to maintain a debt service coverage ratio at least 1:15 to 1. Until such time this ratio reaches 1.25 to 1, the Company was required to maintain restricted, unencumbered cash or marketable securities of at least $600. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan. As of June 30, 2001, the Company's debt service ratio was .97 to 1. Consequently, $600 is classified as restricted cash on the accompanying balance sheet. The Company received a waiver from the Bank of this non-compliance with the debt service coverage ratio as of June 30, 2001. As of August 15, 2001, the Company and the Bank agreed to a Restated and Amended Addendum to this Agreement. This addendum amends and restates the provisions of the agreement stated above. The new addendum requires that the Company, at the end of each Fiscal Year, maintain a debt service coverage ratio of at least 1.05 to 1. It still requires that until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600. In addition to the lien on the Real Property (South Property only) it grants the bank a lien in a Money Market account established by the Company after the fiscal 2001 year end, in the amount of $90. Management is confident that in the future it can remain in compliance with this new debt service coverage ratio.

Maturities of long-term debt are as follows:

                           YEAR ENDING
                             JUNE 30
                           -----------
                               2002         $     57
                               2003               61
                               2004            1,856
                                            --------
                                 Total      $  1,974
                                            ========

5.     INCOME TAXES:

The following is a summary of the Company's provision for income taxes:

                                            2001          2000          1999
                                       ----------------------------------------
Current:
     Federal                             $  (288)    $     (60)    $     238
     State                                    --           (18)           15
Deferred:
     Federal                                 194         1,448        (2,168)
     State                                    --           436          (695)
                                       ----------------------------------------
         Provision (benefit)             $   (94)    $   1,806     $  (2,610)
                                       ========================================

The components of the provision (benefit) related to continuing operations and discontinued operations are as follows:

                                            2001          2000          1999
                                       ----------------------------------------
Continuing operations                    $  (177)    $    (316)    $    (663)
Discontinued operations                       83         2,122        (1,947)
                                       ----------------------------------------
     Provision (benefit)                 $   (94)    $   1,806     $  (2,610)
                                       ========================================

A reconciliation of the income tax provision to the expected provision at the federal statutory income tax rate is as follows:

                                                   2001        %         2000          %          1999         %
                                                ----------- --------- ----------- ------------ ----------- -----------
Provision (benefit) at federal statutory rate      $ (98)       34%    $ 1,535        34%       $ (2,056)      34%
State taxes, less federal tax benefit                (--)       --         260         6            (370)       6
Tax credits and other                                  4        (1)         11        --            (184)       3
                                                ----------- --------- ----------- ------------ ----------- -----------
         Total provision (benefit)                 $ (94)       33%    $ 1,806        40%       $ (2,610)      43%
                                                =========== ========= =========== ============ =========== ===========

Temporary differences that gave rise to deferred tax assets and liabilities for 2001 and 2000 were as follows:

                                                         2001           2000
                                                   -----------------------------
Deferred tax assets:
     Employee benefit accruals                       $      13      $      15
     Bad debt reserves                                       4             28
     Discontinued operations reserves                      246            558
     Other                                                  --             20
                                                   -----------------------------
         Total deferred tax assets                         263            621
                                                   -----------------------------
Deferred tax liabilities:
     Depreciation                                          (45)          (147)
                                                   -----------------------------
         Total deferred tax liabilities                    (45)          (147)
                                                   -----------------------------
                                                     $     218      $     474
                                                   =============================

6.     STOCK REPURCHASE:

In December 2000, the Company repurchased and retired 112 warrants for $112. The warrants represented a right to purchase 112 shares of common stock and had an exercise price of $8 per share. The warrants were originally assigned a value of $456. Common stock was increased by the difference between the repurchase price and the originally assigned value.

In October 2000, the Company's Board of Directors authorized the repurchase of up to 500 shares of the Company's stock at $8.00 per share in a tender offer. In the fourth quarter of fiscal 2001, 777 shares were tendered resulting in the pro rated repurchase of 64% (500 shares) of the tendered shares.

There were no repurchases during fiscal 2000.

7.     STOCK APPRECIATION RIGHTS PLAN:

The Company has a stock appreciation rights (SAR) plan as an incentive for key employees. Under the SAR plan, key employees are granted rights entitling them to market price increases in the Company's stock. At June 30, 2001 and 2000, 100 SARs were authorized. The Company has not granted SARs since 1995, and all employees holding SARs were among those terminated during fiscal 2000 in connection with the discontinuation of the ingredients segment. As a result, all remaining SARs were canceled during fiscal 2000.

All rights are granted at fair market value at the date of grant. Rights generally vest ratably over a period from the second to the sixth anniversary date of the grant. The SAR liability and expense or credit recorded quarterly is based on the market price of the Company's stock as of the balance sheet date. In 2001, 2000, and 1999, the Company decreased operating costs by $0, $0, and $41, respectively, in order to reflect the current SAR liability.

8.     EMPLOYEE STOCK PURCHASE PLAN:

The Employee Stock Purchase Plan enables substantially all employees to purchase a specified number of shares of the Company's common stock at 85 percent of the market value on the first or last business day of the quarterly offering period, whichever is lower. A maximum of 100 shares is authorized for issuance over the ten-year term of the plan that began on January 1, 1994. At June 30, 2001, 37 shares remain available for purchase under the plan. The following shares were issued under the terms of the plan during the three fiscal years ending June 30:

                           SHARES        AVERAGE PRICE PER
                           ISSUED              SHARE
                      ------------------ -------------------
        2001                  1               $ 5.58
        2000                  3                 5.19
        1999                  8                 6.34
        1998                  7                 4.98

9.     EMPLOYEE STOCK OPTION PLAN:

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

The number of shares available for granting future options was 167 as of June 30, 2001, 128 as of June 30, 2000 and 64 as of June 30, 1999.

During May 1999, the Company modified its 1996 Stock Option program (the Plan) to include all nonbargaining employees. The modification allowed all employees who were employed as of April 26, 1999, to participate in the Plan, resulting in the issuance of 123 stock options.

A summary of the status of the Company's stock option plan at June 30, 2001, and changes during the year ended are presented in the table below:

                                                           WEIGHTED AVERAGE
                                          OPTIONS           EXERCISE PRICE

                                       ----------------------------------------
Balance, June 30, 2000                       148                 $  5.68
     Granted                                  --                      --
     Cancelled                               (40)                   7.35
     Exercised                                --                      --
                                       ----------------------------------------
Balance, June 30, 2001                       108                 $  5.06
                                       ========================================

Options outstanding, exercisable, and vested by price range at June 30, 2001, are as follows:

                                 OPTIONS         WEIGHTED          WEIGHTED
                OPTIONS        VESTED AND         AVERAGE        AVERAGE FAIR
              OUTSTANDING      EXERCISABLE       REMAINING         VALUE OF
 EXERCISE     AT JUNE 30,      AT JUNE 30,      CONTRACTUAL    OPTIONS GRANTED,
   PRICE         2001             2001          LIFE (YEARS)    AT GRANT DATE
--------------------------------------------------------------------------------
 $   5.00        104               104               5.4          $  1.94
     5.28          2                --               8.7             2.10
     8.00          2                 1               7.8             4.24
             -----------------------------------             ------------------
                 108               105                            $  1.99
             ===================================             ==================

The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized for employee grants of options under the plan. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                        2001             2000            1999
                                      ------------------------------------------
Net income (loss):
     As reported                       $ (194)        $  2,710        $ (2,929)
     Pro forma                           (201)           2,550          (2,995)
Basic earnings per share:
     As reported                        (0.15)            1.78           (1.93)
     Pro forma                          (0.15)            1.68           (1.98)
Diluted earnings per share:
     As reported                        (0.15)            1.75           (1.93)
     Pro forma                          (0.15)            1.65           (1.98)

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

10.    EARNINGS PER SHARE CALCULATION:

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." In 2001, 2000 and 1999, the effect of potentially dilutive stock options and warrants has not been computed where the effect would be anti-dilutive due to a loss from continuing operations, discontinued operations and/or a net loss.

11.    COMMITMENT AND CONTINGENCIES:

The Company leases office space under an operating lease that expires in 2004. At June 30, 2000, future minimum rental payments for the operating lease are as follows:

                                  OPERATING LEASE
                                -------------------
             2002                     $188
             2003                      188
             2004                       86
                                -------------------
                                      $462
                                ===================

Rental expense under operating leases was $178 in 2001, $176 in 2000 and $403 in 1999.

The Company has committed itself to a $3 million investment in the preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of June 30, 2001, the Company had invested $599 on its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $2,401 is to be funded in several installments throughout the fiscal year ending June 30, 2002.

LITIGATION

The Company is a party to lawsuits and claims arising out of the normal course of business. Management believes that the outcome of these claims and lawsuits will not have a material adverse effect on the financial position and results of the Company.

12.    RETIREMENT PLANS:

The Company has a contributory retirement savings and profit sharing plan covering nonunion employees. The Company contributes one and one-half times the first 3 percent of employee contributions to the retirement savings plan. Profit-sharing contributions are derived using a specific formula based upon the Company's earnings. Company contributions to the retirement savings and profit sharing plan are funded currently and were approximately $20 in 2001, $58 in 2000 and $160 in 1999. The employer's contributions for any fiscal year may not exceed the amount lawfully deductible by the Company under the provisions of the Internal Revenue Code.

As of fiscal 2001, there are no employees covered by a collective bargaining agreement. Prior to fiscal 2001, the Company contributed to a defined contribution plan for employees covered by collective bargaining agreement. These contributions, funded currently, were $0 in 2001, $144 in 2000, and $628 in 1999, and were included in discontinued operations.

13.    RELATED-PARTY TRANSACTIONS:

A member of the Company's Board is a member of the law firm that serves as the Company's general counsel. During 2001, 2000, and 1999, the Company incurred $214, $271 and $124 respectively, for legal services from this firm and from another firm of which the director was a member prior to October 16, 1999. There were no amounts payable to this law firm as of June 30, 2001.

A member of the Company's Board has entered into an independent consulting agreement with the Company, whereby the Board member will provide real estate consulting services to the Company. During fiscal 2001, the Company incurred $8, for real estate consulting services. As of June 30, 2001, $8 was payable to the Board member.

During fiscal 1999, the Company incurred $150 for consulting services from a current shareholder of the Company.

14.    SUBSEQUENT EVENTS

On July 17, 2001 the Company approved the granting of 25 common stock options to Board Members: David Bugatto - 10 options, Roger Mertz - 5 options, Fred Selinger - 5 options and Craig Stapleton - 5 options, each at a price of $7.48 per share.

On July 17, 2001 the Company entered into an agreement in principle, which was thereafter executed, with its President and Chief Executive Officer replacing the executive's existing employment agreement. Pursuant to the separation agreement, the executive will continue as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company will pay separation payments to Mr. Hess in the amount of $13 monthly for 29 months, replacing all payment obligations under his prior employment agreement. Mr. Hess has also been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished good inventory and other Perma-Pak property. Mr. Hess also has the option of extending the period within which he is eligible to exercise options previously granted to him.

On July 17, 2001 the Company entered into a Consulting Agreement with David J. Bugatto, a director. Pursuant to the agreement Mr. Bugatto will provide consulting services to the Company in connection with its real estate business for a monthly fee of $3. The agreement is retroactive to April 1, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

         The information required in Items 10, 11, 12 and 13 will be included in the definitive Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders or in an amendment to the Form 10-K. The information required in this Part III will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year.

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

         Schedule III.*    Real Estate and Accumulated Depreciation

         *Schedule included after signature page.

(a)(3)   EXHIBITS

EXHIBIT NO.                DOCUMENT DESCRIPTION
-----------                --------------------
3.1(7)                     Articles of Incorporation, as amended to date

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

10.7(5) Asset Purchase Agreement dated June 11, 1998 between Vacu-dry Company, MIN Acquisition Corp., Made In Nature, Inc. and Gerald E. Prolman

10.8(5) Warrant to Purchase Common Stock dated June 11, 1998 issued by Vacu-dry Company to Made In Nature, Inc.

10.9(5) Warrant to Purchase Common Stock dated June 11, 1998 issued by Vacu-dry Company to Gerald E. Prolman

10.10(6) Asset Purchase Agreement dated June 21, 1999 between Vacu-dry Company and Tree Top, Inc.

10.11(7) June 20, 1999 Amendment to Employment Agreement between Vacu-dry Company and Gary L. Hess, dated March 14, 1996.

10.12(7) Asset Purchase Agreement dated May 25, 2000 between Premier Valley Foods, Inc., Made In Nature Company, Inc., and SonomaWest Holdings, Inc.


10.13                      Independent  Consultant Agreement dated July 17, 2001
                           between  SonomaWest  Holdings,   Inc.  and  David  J.
                           Bugatto.

10.14 Severance Agreement dated July 17, 2001 between SonomaWest Holdings, Inc. and Gary L. Hess

10.15 Restated and Amended Addendum to Promissory Note, dated August 15, 2001 between Sonoma West Holdings, Inc. and Wells Fargo Bank, NA.

11                         Computation of Per Share Earnings

21                         Subsidiaries of the registrant

23                         Consent of Independent Public Accountants

27                         Financial Data Schedule (EDGAR Filing Only)

----------

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

(3) Incorporated by reference to the registrant's Registration Statement on Form S-8 (No. 333-84295) filed on August 2, 1999

(4) Incorporated by reference to the registrant's Registration Statement on Form S-8 (No. 033-70870) filed on October 27, 1993

(5) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998

(6) Incorporated by reference to Annex A to the registrant's Consent Statement on Schedule 14A filed on July 14, 1999

(7) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(b)      REPORTS ON FORM 8-K

         During the quarter ended June 30, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 27, 2001                    SONOMAWEST HOLDINGS, INC.



                                             By:  /s/ GARY L. HESS
                                                  ----------------
                                                  Gary L. Hess
                                                  Chief Executive Officer
                                                  President
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                      TITLE                     DATE
         ----------                      -----                     ----

/s/ GARY L. HESS               Chief Executive Officer,
--------------------------     Chief Financial Officer,
Gary L. Hess                   President, and Director       September 27, 2001


/s/ ROGER S. MERTZ
--------------------------
Roger S. Mertz                 Director                      September 27, 2001


/s/ FREDRIC SELINGER
--------------------------
Fredric Selinger               Director                      September 27, 2001


/s/ DAVID J. BUGATTO
--------------------------
David J.Bugatto                Director                      September 27, 2001

                                  SCHEDULE III
                            SonomaWest Holdings, Inc.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  June 30, 2001
                             (DOLLARS IN THOUSANDS)

             Column A         Column B            Column C           Column D    |             Column E               |   Column F
                                                                       Costs     |           Gross Amount             |
                                                Initial Cost       Subsequently  |        at which Carried            |
                                                 to Company        Capitalized   |        at Close of Year            |
                                           ----------------------------------------------------------------------------
                                                      Buildings                  |           Buildings                |
                                                        and                      |              and           Total   | Accumulated
        Description         Encumbrances      Land  Improvements   Improvements  | Land     Improvements     (Note 1) | Depreciation
------------------------------------------------------------------------------------------------------------------------------------
1365 Gravenstein Hwy. So.,                                                       |                                    |
Sebastopol, CA                     1,974        72       308            875      |   72         1,183         1,255   |      899
2064 Gravenstein Hwy. No.,                                                       |                                    |
Sebastopol, CA                        --       159     2,312          3,154      |  159         5,466         5,625   |    3,914
                            --------------------------------------------------------------------------------------------------------
                                                                                 |                                    |
                                   1,974       231     2,620          4,029      |  231         6,649         6,880   |    4,813
                            ========================================================================================================

      Column G      Column H      Column I




                               Life on which
      Year of        Year      Depreciation
   Construction    Acquired    is Computed
----------------------------------------------

       N/A          1964          5-40

       N/A          1983          5-20

Note 1. The changes in the total cost of land, buildings, and improvements for the three years ended June 30, are as follows:

                                    2001      2000         1999
                                    ----      ----         ----
Balance at beginning
  of period                        7,423     7,391        7,019
Additions                             12        32          372
Assets of discontinued
  operations                        (537)
Cost of disposed property            (18)
                            ------------------------------------------
Balance at end of period           6,880     7,423        7,391
                            ==========================================

Note 2. The changes in accumulated depreciation for the three years ended June 30, are as follows:

                                    2001      2000         1999
                                    ----      ----         ----
Balance at beginning
  of period                        4,826     4,465        4,143
Depreciation expense                 336       361          322
Assets of discontinued
  operations                        (331)
Relief of accumulated
  balances related to
  disposed property                 (18)
                            --------------------------------------------
Balance at end of period           4,813     4,826        4,465
                            ============================================