Form 10-Q
period 2001-09-30
SONOMAWEST HOLDINGS INC
filed 2001-10-31
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X        Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
-------     Exchange Act of 1934.  For the quarterly period  ended September 30,
            2001 or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities
-------     Exchange Act of 1934.  For the transition period from _________ to
            _________.

                          Commission File Number 01912

                            SONOMAWEST HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

             California                                    94-1069729
      (State of incorporation)                   (IRS Employer Identification #)


    2064 Highway 116 North, Sebastopol, CA                        95472-2662
   (Address of principal executive offices)                        (Zip Code)


        Registrant's telephone number, including area code: 707-824-2001
        --------------------------------------------------



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



As of September 30, 2001, there were 1,023,797 shares of common stock, no par value, outstanding.

                            SONOMAWEST HOLDINGS, INC.

                                TABLE OF CONTENTS



PART  I.   FINANCIAL INFORMATION                                            Page
                                                                            ----
    Item 1.   Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at September 30, 2001 and
              June 30, 2001..........................  ....................... 3

              Condensed Consolidated Statements of Earnings - Three months ended September 30, 2001 and 2000................................4

              Condensed Consolidated Statement of Changes in Shareholders'
              Equity - Three months ended September 30, 2001...................5

              Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 2001 and 2000................................6

              Notes to Condensed Consolidated Financial Statements.............7

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................9



PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings...............................................13

    Item 6.   Exhibits and Reports on Form 8-K................................13

    Signature.................................................................13

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements


                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



ASSETS                                                                                9/30/01           6/30/01
                                                                                  ----------------- ----------------
CURRENT ASSETS:
   Cash                                                                                 $2,979          $ 3,336
   Restricted cash  (see note 3)                                                           600              600
   Accounts receivable, less allowance for uncollectible accounts of $9
   and $10 respectively                                                                    153               97
   Other receivables                                                                        83              124
   Prepaid income taxes                                                                    283              287
   Prepaid expenses and other assets                                                       111              129
   Current deferred income taxes, net                                                      368              263
                                                                                  ----------------- ----------------
         Total current assets                                                            4,577            4,836
                                                                                  ----------------- ----------------

RENTAL PROPERTY, net                                                                     2,172            2,252
                                                                                  ----------------- ----------------
INVESTMENT, at cost                                                                      1,045              599
                                                                                  ----------------- ----------------
         Total assets                                                                   $7,794           $7,687
                                                                                  ================= ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
                                                                                                           $
   Current maturities of long-term debt                                                 $   58               57
   Accounts payable                                                                        111               70
   Unearned rents and deposits                                                             229              176
   Accrued payroll and related liabilities                                                 382               52
   Accrued expenses                                                                        286              241
   Net liabilities of discounted operations                                                264              281
                                                                                  ----------------- ----------------
         Total current liabilities                                                       1,330              877
                                                                                  ----------------- ----------------
   LONG TERM DEBT, net of current maturities                                             1,902            1,917
                                                                                  ----------------- ----------------
   DEFERRED INCOME TAXES, net                                                               39               45
                                                                                  ----------------- ----------------
         Total liabilities                                                               3,271            2,839
                                                                                  ----------------- ----------------
SHAREHOLDERS' EQUITY:

   Preferred stock: 2,500 shares authorized; no shares outstanding                           -                -
   Common stock: 5,000 shares authorized, no par value; 1,024 and 1,024
     shares outstanding, respectively                                                    2,207            2,187
   Retained earnings                                                                     2,316            2,661
                                                                                  ----------------- ----------------
         Total shareholders' equity                                                      4,523            4,848
                                                                                  ----------------- ----------------

         Total liabilities and shareholders' equity                                    $ 7,794          $ 7,687
                                                                                  ================= ================

  The accompanying notes are an integral part of these consolidated statements.



                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           2001          2000
                                                                                       ------------- -------------

     RENTAL REVENUE                                                                    $     351    $      243

     OPERATING COSTS                                                                         811           517
                                                                                       ------------- -------------

     OPERATING LOSS                                                                         (460)         (274)

     INTEREST AND OTHER INCOME (EXPENSE), NET                                                (61)           88
                                                                                       ------------- -------------
     LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX                                      (521)         (186)

     BENEFIT FOR INCOME TAXES                                                                138            75
                                                                                       ------------- -------------
     NET LOSS FROM CONTINUING OPERATIONS                                                    (383)         (111)

     GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income taxes                             38            90
                                                                                       ------------- -------------
     NET LOSS                                                                          $   (345)     $     (21)
                                                                                       ============= =============
     WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
        Basic                                                                              1,024         1,522
        Diluted                                                                            1,059         1,542

     EARNINGS (LOSS) PER COMMON SHARE:
        Continuing operations:
           Basic                                                                       $   (0.37)    $   (0.07)
           Diluted                                                                         (0.37)        (0.07)
        Discontinued operations:
           Basic                                                                            0.04          0.06
           Diluted                                                                          0.04          0.06
        Net earnings (loss):
           Basic                                                                           (0.34)        (0.01)
           Diluted                                                                         (0.34)        (0.01)


  The accompanying notes are an integral part of these consolidated statements.



                            SONOMAWEST HOLDINGS, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                                     Common Stock
                                              ----------------------------                     Total
                                                 Number                       Retained      Shareholders'
                                               of Shares       Amount         Earnings         Equity
                                              ------------- --------------  -------------- ----------------


BALANCE, JUNE 30, 2001                            1,024       $   2,187       $ 2,661         $  4,848

   Net loss                                          -                -          (345)            (345)
    Non-cash stock compensation charge                               18             -               18
   Issuance of common stock                          -                2             -                2
                                              ------------- --------------  -------------- ----------------
BALANCE, SEPTEMBER 30, 2001                       1,024      $    2,207       $ 2,316         $  4,523

                                              ============= ==============  ============== ================


  The accompanying notes are an integral part of these consolidated statements.



                            SONOMAWEST HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)


                                                                                    2001                 2000
                                                                             -------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $   (345)               (21)
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
   Loss on sale of fixed assets                                                             1                  -
   Gain on sale of discontinued operations, net                                           (38)               (90)
   Non-cash stock compensation charge                                                      18                  -
   Depreciation expense                                                                    97                121

Changes in assets & liabilities:
    Accounts receivable, net                                                              (56)                 3
    Other receivables                                                                      41                  -
    Prepaid expenses and other assets                                                      22                (39)
    Accounts payable and accrued expenses                                                  86                 17
    Deferred income taxes, net                                                           (111)               (16)
    Accrued payroll and related liabilities                                               330                (34)
    Unearned rents and deposits                                                            53                  9
                                                                             -------------------- --------------------
         Net cash provided by continuing operating activities                              98                 50
                                                                             -------------------- --------------------
         Net cash provided by (used in) discontinued operations                            21               (281)
                                                                             -------------------- --------------------
         Net cash provided by (used in) operating activities                              119               (331)
                                                                             -------------------- --------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures, net                                                             (18)                (5)
    Investments                                                                          (446)                 -
                                                                             -------------------- --------------------

         Net cash (used in) investing activities                                         (464)                (5)
                                                                             -------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long term debt                                                  (14)              (577)
    Issuance of common stock                                                                2                  -
                                                                             -------------------- --------------------
         Net cash (used for) financing activities                                         (12)              (577)
                                                                             -------------------- --------------------

NET DECREASE IN CASH                                                                     (357)              (913)

CASH AT BEGINNING OF THE PERIOD                                                         3,936              8,359
                                                                             -------------------- --------------------

CASH AT THE END OF THE PERIOD                                                        $  3,579           $  7,446
                                                                             ==================== ====================

  The accompanying notes are an integral part of these consolidated statements.

                            SONOMAWEST HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001



Note 1-

The accompanying fiscal 2001 and 2000 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature except as discussed below. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2001. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2002.

Reclassifications - Certain previously reported amounts were reclassified to conform to the current presentation.


Note 2-

The Company has committed itself to a $3 million investment in the preferred stock of a privately held telecommunications company, Metro PCS, Inc. As of September 30, 2001, the Company had invested $1,045,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the Company will make the remaining investment in several installments throughout the fiscal year ending June 30, 2002.


Note 3-

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

As of August 15, 2001, the Company and the Bank agreed to a Restated and Amended Addendum to this Agreement. This addendum amends and restates the provisions of the agreement described above. The new addendum requires that the Company, at the end of each Fiscal Year, maintain a debt service coverage ratio of at least
1.05 to 1. It still requires that until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. As of September 30, 2001 the $600,000 continues to be presented on the Balance Sheet as Restricted Cash, as the Bank Agreement states that the test of the Debt Service coverage ratio be calculated as of each fiscal year end. As of the last fiscal year end, the Company did not exceed the required ratio to release this restriction. As a condition to decrease the required debt service coverage ratio from 1.15 to 1.05, per the Amended Addendum, the Bank was granted a security interest in a Money Market account in the amount of $90,000. This account balance is part of, not an addition to, the restricted unencumbered cash balance of $600,000. The Money Market account was opened and the cash transferred to the account subsequent to September 30, 2001. Management is confident that in the future it can remain in compliance with this new debt service coverage ratio.

The Company has a variable rate borrowing tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company has entered into a swap contract. The Company is a party to an interest rate swap under which it exchanges monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100,000. The notional amount is amortized monthly based on the Company's principal payments and was $1,960,000 as of September 30, 2001. The interest rate contract has a five year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. The Company reports all changes in fair value of its swap contract in earnings. During the three months ended September 30, 2001, the Company recorded a decrease in the value of this swap of $60,000, which is included in interest expense. The cumulative effect of adopting this standard effective July 1, 2000 was not significant.


Note 4-

On July 17, 2001 the Company entered into an agreement in principle, which was thereafter executed, with its President and Chief Executive Officer replacing the executive's existing employment agreement. Pursuant to the separation agreement, the executive will continue as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company will pay separation payments to Mr. Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. Mr. Hess has also been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished good inventory and other Perma-Pak property. Mr. Hess also has the option of extending the period within which he is eligible to exercise options previously granted to him. The options currently expire on January 29, 2002. To the extent that Mr. Hess elects to exercise some or all of his options on or before January 29, 2002, the Company has committed to loan him up to $447,000.

On September 4, 2001 the Company authorized the waiver of the provision of a resigning board members' options providing for the termination 90 days following service. Consequently, a non-cash compensation charge of $18,000 was recorded in September, 2001.


Note 5-

In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. This sale, which was recorded in the first quarter of fiscal 2000, is an important element of the Company's strategic plan to increase the return on its investments and increase shareholder value by exiting businesses with low returns and high capital requirements. The transaction provided financial resources to support the Company's real estate and other business opportunities. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net assets of the discontinued operations in the condensed consolidated balance sheets at September 30, 2001 and 2000, the operating results of the discontinued operations in the consolidated statements of operations and the cash flows from discontinued operations in the consolidated statements of cash flows for period ending September 30, 2001 and 2000.

Upon the disposal of the Company's remaining ingredients assets, the sole remaining line of business will be its real estate management and rental operations and its investment in the preferred stock of a private telecommunications company, Metro PCS, Inc..

The gain on the sale of discontinued operations presented in the accompanying statements of earnings for the three months ended September 30, 2001 and 2000, respectively represent the sales of remaining discontinued inventories and fixed assets net of related selling costs and income taxes. Remaining liabilities of discontinued operations of $264,000 and $281,000, as of September 30, 2001 and June 30, 2001, respectively relate to reserves for rental repairs necessary to ready warehouses previously used in the discontinued operations for future rentals and estimated lease obligations at the Company's former corporate headquarters in excess of projected sublease income. All remaining inventories and fixed assets of discontinued operations are fully reserved.


Note 6 -

Statement of Cash Flows - Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

(in thousands)                              2001             2000
                                      ----------------- ----------------
Interest paid                              $ 37             $ 45
Income taxes paid                          $ -               $ -


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement in this Annual Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. In addition to other factors and matters discussed elsewhere herein, these risks and uncertainties include, but are not limited to, uncertainties affecting the real estate market, performance of the Company's investment, and manage-ment of growth. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward looking statements. Risks inherent in the Registrant's business and factors that could cause or contribute to such differences include, without limitation, the considerations set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations". There can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward looking statements.

The financial statements herein presented for the quarters ending September 30, 2001 and 2000 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature unless otherwise stated.

                                    OVERVIEW

As of September 30, 2001, the Company's business consists of its real estate management and rental operations and its investment in the preferred stock of a private telecommunications company, MetroPCS, Inc. Prior to the sale of its other business segments, SonomaWest operated in three business segments: industrial dried fruit ingredients, organic packaged goods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, both of these business segments are considered discontinued operations and their operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.

During fiscal 2001, the Company committed to a $3 million minority investment in a telecommunications company. As of September 30, 2001, the Company had invested $1,045,000 of its $3.0 million commitment.

                             DISCONTINUED OPERATIONS

In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. This sale, which was recorded in the first quarter of fiscal 2000, was an important element of the Company's strategic plan to improve the return on its investments and increase shareholder value by exiting businesses with low returns and high capital requirements. The transaction provided financial resources to support the Company's real estate and other business opportunities. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net liabilities of the discontinued operations in the consolidated balance sheets at September 30, 2001 and June 30, 2001, the operating results of the discontinued operations in the consolidated statements of operations for the three ended September 30, 2001 and 2000 and the cash flows from discontinued operations in the consolidated statements of cash flows for the three months ended September 30, 2001 and 2000.

For the three months ended September 30, 2001, the Company recorded an after-tax gain from discontinued operations of $38,000. This compares to an after-tax gain of $90,000 for the three months ended September 30, 2000. The gains on the sale of discontinued operations relate to the Company's continued efforts to sell the remaining discontinued inventories and fixed assets.

The  Company   continues  to  actively  market  all  remaining   assets  of  its
discontinued businesses (primarily inventory), but there can be no assurances that there will be a sale of all or any of the remaining assets.

                        RESULTS OF CONTINUING OPERATIONS

The Company's continuing line of business is its real estate management and rental operations. Additionally, the Company has committed to a $3 million minority investment in a telecommunications company, Metro PCS, Inc. As of September 30, 2001, the Company has invested $1,045,000 of its commitment. Currently, there are no other plans to make any additional commitments to other investments.

Results of Operations
---------------------

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties have a combined leaseable area of approximately 472,000 square feet on 81.5 acres of land. As of September 30, 2001, the Company has twenty-eight tenants that have varying original lease terms ranging from month-to-month to eight years with options to extend the leases. As of September 30, 2001, the Company's tenants occupy approximately 325,000 square feet or 69% of the properties' available space.

Rental Revenue. For the three months ended September 30, 2001 rental revenue increased $108,000 from the three months ended September 30, 2000. The increase in rental revenue is attributable to increased occupancy in the current year as the Company continues in its efforts to lease vacant space.

Operating Costs. Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling, general and administrative costs related to the discontinued packaged goods businesses were charged to discontinued operations in the consolidated statements of operations. For the three months ended September 30, 2001 operating costs increased $294,000 or 57% compared to the three months ended September 30, 2000, primarily due to separation costs of $350,000 related to the termination of the Company's CEO offset by efficiencies gained as the Company continues to minimize costs. Operating costs also include a non-cash compensation charge of $18,000 related to the extension of a former Board Member's stock options. Excluding the impact of separation costs and the non-cash compensation charge, the Company's total operating costs exceeded the tenant rental revenue. Cost reduction efforts to minimize any avoidable spending have been undertaken to minimize these negative operating results while the Company actively searches for additional tenant revenue. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

Interest and Other Income (Expense), Net. Interest and other income (expense) consists primarily of interest income on the Company's cash balances and interest expense on mortgage debt and the decrease in the value of the Swap contract. Proceeds from the sale of the ingredients business received in July 1999 were used to pay off the Company's revolving bank line of credit and substantially reduce long-term debt. As a result, for the three months ending September 30, 2001, the Company generated $36,000 of interest income and incurred $37,000 of interest expense, compared to $128,000 of interest income and $45,000 of interest expense for the corresponding period in the prior year. The decrease in interest income is due to a reduced cash balance in fiscal 2001 as a result of the Company's investment in Metro PCS coupled with drops in interest rates.

Income Taxes. The effective tax rate for the three months ended September 30, 2001 decreased to 26% from 40% as of September 30, 2000. The decrease is due to a valuation allowance placed on state net operating losses generated as of September 30, 2001, due to the uncertainty of future taxable income against which the state net operating losses could be offset, in addition to a non-cash compensation charge that will not be deductible for income tax purposes. The Company has continued to benefit from federal losses due to the ability to carry such losses back and offset against prior taxable income.

Liquidity and Capital Resources
-------------------------------

The Company had unrestricted cash of $3.0 million at September 30, 2001, and current maturities of long-term debt of $58,000. The Company's cash balance decreased $357,000 during the quarter ended September 30, 2001, primarily as a result of the investment of $446,000 in Metro PCS, Inc.

As of August 15, 2001, the Company and its Bank agreed to restate and amend its loan agreement. This agreement required the Company to maintain, at the end of each fiscal year, a debt service coverage ratio of at least 1.05 to 1. Until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted unencumbered cash or marketable securities of at least $600,000. As a condition of the decrease in the required debt service coverage ratio from 1.15 to 1.05, the Bank was granted a security interest in a Money Market account in the amount of $90,000. This account balance is part of, not an addition to, the restricted unencumbered cash balance of $600,000. The Money Market account was opened and the cash transferred to the account subsequent to September 30, 2001.

The Company has committed itself to a $3 million investment in the preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of September 30, 2001, the Company had invested $1,045,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $1,955,000 will be funded in several installments throughout the fiscal year ending June 30, 2002.

On July 17, 2001 the Company entered into an agreement in principle, which was thereafter executed, with its President and Chief Executive Officer replacing the executive's existing employment agreement. Pursuant to the separation agreement, the executive will continue as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company will pay separation payments to Mr. Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. Mr. Hess has also been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished good inventory and other Perma-Pak property. Mr. Hess also has the option of extending the period within which he is eligible to exercise options previously granted to him. The options currently expire on January 29, 2002. To the extent that Mr. Hess elects to exercise some or all of his options on or before January 29, 2002, the Company has committed to loan him up to $447,000.

On September 4, 2001 the Company authorized the waiver of the provision of a resigning Board Member's options providing for the termination 90 days following service, consequently, a non-cash compensation charge of $18,000 was recorded in September, 2001.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              27.   Financial Data Schedule (EDGAR Filing Only)

          b.  Reports on Form 8-K

              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  October  30, 2001


SONOMAWEST HOLDINGS, INC.

By:  /s/ Gary L. Hess
  ----------------------------------
  Gary L. Hess,
  Chief Executive Officer, President and Chief Financial Officer