Form 10-Q
period 2001-12-31
SONOMAWEST HOLDINGS INC
filed 2002-02-12
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X         Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
-------      Exchange Act of 1934.  For the quarterly period ended December 31,
             2001 or

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



As of February 1, 2002, there were 1,104,393 shares of common stock, no par value, outstanding.

                            SONOMAWEST HOLDINGS, INC.

                                TABLE OF CONTENTS



PART  I.   FINANCIAL INFORMATION                                            Page

    Item 1.   Condensed Financial Statements

              Condensed Balance Sheets at December 31, 2001 and
              June 30, 2001....................................................3

              Condensed Statements of Earnings - Three and Six months
              ended December 31, 2001 and 2000.................................4

              Condensed Statement of Changes in Shareholders' Equity -
              Six months ended December 31, 2001...............................5

              Condensed Statements of Cash Flows - Six months ended
              December 31, 2001 and 2000.......................................6

              Notes to Condensed Financial Statements..........................7

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................9



PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings...............................................14

    Item 6.   Exhibits and Reports on Form 8-K................................14

    Signature................................................................ 15

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements


                            SONOMAWEST HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

ASSETS                                                                                12/31/01          6/30/01
                                                                                  ----------------- ----------------
CURRENT ASSETS:
   Cash                                                                                 $2,939          $ 3,336
   Restricted cash  (see note 3)                                                           600              600
   Accounts receivable, less allowance for uncollectible accounts of $9
   and $10 respectively                                                                    117               97
   Other receivables                                                                        37              124
   Prepaid income taxes                                                                    250              287
   Prepaid expenses and other assets                                                        49              129
   Current deferred income taxes, net                                                      361              263
                                                                                  ----------------- ----------------
         Total current assets                                                            4,353            4,836
                                                                                  ----------------- ----------------

RENTAL PROPERTY, net                                                                     2,152            2,252
INVESTMENT, at cost                                                                      1,045              599
LT DEFERRED TAXES                                                                           18                -
PREPAID COMMISSIONS                                                                         69                -
                                                                                  ----------------- ----------------

         Total assets                                                                   $7,637           $7,687
                                                                                  ================= ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
                                                                                                           $
   Current maturities of long-term debt                                             $       59               57
   Accounts payable                                                                        170               70
   Accrued expenses                                                                        262              241
   Accrued payroll and related liabilities                                                 323               52
   Unearned rents and deposits                                                             216              176
   Net liabilities of discontinued operations                                              223              281
                                                                                  ----------------- ----------------
         Total current liabilities                                                       1,253              877
                                                                                  ----------------- ----------------
   LONG TERM DEBT, net of current maturities                                             1,887            1,917
                                                                                  ----------------- ----------------
   DEFERRED INCOME TAXES, net                                                                -               45
                                                                                  ----------------- ----------------
         Total liabilities                                                               3,140            2,839
                                                                                  ----------------- ----------------
SHAREHOLDERS' EQUITY:
   Preferred stock: 2,500 shares authorized; no shares outstanding                           -                -
   Common stock: 5,000 shares authorized, no par value; 1,024 and 1,024
     shares outstanding, respectively                                                    2,210            2,187
   Retained earnings                                                                     2,287            2,661
                                                                                  ----------------- ----------------
         Total shareholders' equity                                                      4,497            4,848
                                                                                  ----------------- ----------------

         Total liabilities and shareholders' equity                                     $7,637          $ 7,687
                                                                                  ================= ================

        The accompanying notes are an integral part of these statements.

                            SONOMAWEST HOLDINGS, INC.
                        CONDENSED STATEMENTS OF EARNINGS
          FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            Six Months              Three Months
                                                                        Ended December 31         Ended December 31
                                                                        -----------------         -----------------
                                                                        2001          2000           2001        2000
                                                                        ----          ----           ----        ----
RENTAL REVENUE                                                        $   733       $  554        $  382        $ 311
OPERATING COSTS                                                         1,245        1,030           434          513
                                                                    ------------ ------------ ------------- ------------
OPERATING LOSS                                                           (512)        (476)          (52)        (202)

INTEREST AND OTHER INCOME (EXPENSE), NET                                  (67)         179            (6)          91
                                                                    ------------ ------------ ------------- ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      (579)        (297)          (58)        (111)
                                                                                       120
BENEFIT FOR INCOME TAXES                                                  162                         24           45
                                                                    ------------ ------------ ------------- ------------
NET LOSS FROM CONTINUING OPERATIONS                                      (417)        (177)          (34)         (66)
                                                                                       147
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income taxes               43                          5           57
                                                                    ------------ ------------ ------------- ------------
NET LOSS                                                              $  (374)      $  (30)       $  (29)        $ (9)
                                                                    ============ ============ ============= ============

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic                                                                1,024        1,522         1,024        1,522
   Diluted                                                              1,059        1,545         1,058        1,548

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
   Basic                                                              $ (0.41)      $(0.12)      $ (0.03)     $ (0.05)
   Diluted                                                            $ (0.41)      $(0.12)      $ (0.03)     $ (0.05)

Discontinued operations:
   Basic                                                              $  0.04       $ 0.10       $  0.01      $  0.04
   Diluted                                                            $  0.04       $ 0.10       $  0.01      $  0.04

Net loss:
   Basic                                                              $ (0.37)     $ (0.02)      $ (0.03)     $ (0.01)
   Diluted                                                            $ (0.37)     $ (0.02)      $ (0.03)     $ (0.01)



                                       4
        The accompanying notes are an integral part of these statements.




                            SONOMAWEST HOLDINGS, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)



                                                     Common Stock                              Total
                                              ----------------------------
                                                 Number                      Retained      Shareholders'
                                               of Shares       Amount        Earnings          Equity
                                              ------------- -------------- -------------- ---------------


BALANCE, JUNE 30, 2001                              1,024      $  2,187       $  2,661        $   4,848

   Net loss                                             -            -            (345)            (345)
   Non-cash stock compensation charge                   -            18             -                18
   Issuance of common stock                             -             2             -                 2
                                              ------------- -------------- -------------- ---------------

BALANCE, SETPEMBER 30, 2001                         1,024      $  2,207       $  2,316        $   4,523
                                              ------------- -------------- -------------- ---------------

   Net loss                                             -             -            (29)             (29)
   Issuance of common stock                             -             3             -                 3
                                              ------------- -------------- -------------- ---------------

BALANCE, DECEMBER 31, 2001                          1,024      $  2,210       $  2,287        $   4,497

                                              ============= ============== ============== ===============


                                       5
        The accompanying notes are an integral part of these statements.

                            SONOMAWEST HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)


                                                                                    2001                 2000
                                                                             -------------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $  (374)              $  (30)
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
   Gain on sale of discontinued operations, net                                    (43)                (147)
   Non-cash stock compensation charge                                               18                    -
   Depreciation expense                                                            194                  242

Changes in assets & liabilities:
    Prepaid income taxes                                                            37                  500
    Accounts receivable, net                                                       (20)                   0
    Other receivables                                                               87                    -
    Prepaid expenses and other assets                                               80                   25
    Prepaid Commissions                                                            (69)                   -
    Accounts payable and accrued expenses                                          121                  (77)
    Deferred income taxes, net                                                    (161)                 (22)
    Accrued payroll and related liabilities                                        271                    0
    Unearned rents and deposits                                                     40                   19
                                                                             -------------------- ----------------
         Net cash provided by continuing operating activities                      181                  510
                                                                             -------------------- ----------------
         Net cash used in discontinued operations                                  (15)                (230)
                                                                             -------------------- ----------------
         Net cash provided by operating activities                                 166                  280
                                                                             -------------------- ----------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures, net                                                      (94)                 (11)

    Investments                                                                   (446)                (329)
                                                                             -------------------- ----------------

         Net cash used in investing activities                                    (540)                (340)
                                                                             -------------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long term debt                                           (28)                (589)
    Warrant repurchase                                                               -                 (112)
    Issuance of common stock                                                         5                    5
                                                                             -------------------- ----------------
         Net cash used for financing activities                                    (23)                (696)
                                                                             -------------------- ----------------

NET DECREASE IN CASH                                                              (397)                (756

CASH AT BEGINNING OF THE PERIOD                                                  3,936                8,359
                                                                             -------------------- ----------------

CASH AT THE END OF THE PERIOD                                                 $  3,539             $  7,603
                                                                             ==================== ================


                                       6
        The accompanying notes are an integral part of these statements.




                            SONOMAWEST HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 2001



Note 1-

The accompanying fiscal 2002 and 2001 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature except as discussed below. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2001. The results of operations for the six month period ended December 31, 2001 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2002.

Reclassifications - Certain previously reported amounts were reclassified to conform to the current presentation.



Note 2-

The Company has committed itself to a $3 million investment in the preferred stock of a privately held telecommunications company, Metro PCS, Inc. As of December 31, 2001, the Company has invested $1,045,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the Company will make the remaining investment in several installments throughout the fiscal year ending June 30, 2002.



Note 3-

As of August 15, 2001, the Company and the bank agreed to a Restated and Amended Addendum to its December 2000 loan agreement. This addendum amends and restates the provisions of this agreement. The new addendum requires that the Company, at the end of each Fiscal Year, maintain a debt service coverage ratio of at least
1.05 to 1. It also requires that until such time as this ratio reaches 1.25 to 1, the Company must maintain restricted, unencumbered cash or marketable securities of at least $600,000. As of December 31, 2001 the $600,000 continues to be presented on the balance sheet as Restricted Cash, as the bank agreement states that the test of the Debt Service coverage ratio be calculated as of each fiscal year end. As of the last fiscal year end, the Company did not exceed the required ratio to release this restriction. As a condition to decrease the required debt service coverage ratio from 1.15 to 1.05, per the Amended Addendum, the bank was granted a security interest in a money market account in the amount of $90,000. This account balance is part of, not an addition to, the restricted unencumbered cash balance of $600,000. As of December 31, 2001, the Company's Debt Service coverage ratio was slightly under the minimum required ratio of 1.05 as of the end of the fiscal year.

The Company's long-term debt is a five-year note, secured by real property, payable in monthly installments of principal and interest with a maturity of December 2003. The interest rate is tied to LIBOR and is synthetically fixed at
7.35 percent. To reduce its exposure to changes in the LIBOR rate, the Company has entered into an interest rate swap contract. Under the interest rate swap, the Company exchanges monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100,000. The notional amount is amortized monthly based on the Company's principal payments and was $1,946,000 as of December 31, 2001. The interest rate contract has a five year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. The Company reports all changes in fair value of its swap contract in earnings. During the six months ended December 31, 2001, the Company recorded a decrease in the value of this swap of $56,800, which is included in interest expense. The cumulative effect of adopting this standard effective July 1, 2000 was not significant.



Note 4-

On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with its President and Chief Executive Officer replacing the executive's existing employment agreement. Pursuant to the separation agreement, the executive continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Mr. Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2001. Mr. Hess has been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished good inventory and other Perma-Pak property (inventory and property related to discontinued operations). As part of the separation agreement, Mr. Hess was given until January 29, 2002 to decide whether to extend the period within which he was eligible to exercise the stock options previously granted to him. On January 29, 2002, Mr. Hess elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. Mr. Hess elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period or January 31, 2004. The Company has committed to loan Mr. Hess $400,000 (80,000 at $5.00 per share) to allow Mr. Hess to exercise the aforementioned options. The note dated January 29, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note is payable on August 1, 2004. The Note is recourse, secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the 9,474 shares, the Company will incur a non-cash stock compensation charge against earnings in the third quarter ended March 31, 2002 of $ 22,501.

On September 4, 2001 the Company authorized the waiver of the provision of a resigning board member's options providing for the termination 90 days following service. Consequently, a non-cash compensation charge of $18,000 was recorded in September, 2001.



Note 5-

In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. This sale, which was recorded in the first quarter of fiscal 2000, is an important element of the Company's strategic plan to increase the return on its investments and increase shareholder value by exiting businesses with low returns and high capital requirements. The transaction provided financial resources to support the Company's real estate and other business opportunities. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net assets of the discontinued operations in the condensed consolidated balance sheets at December 31, 2001 and 2000, the operating results of the discontinued operations in the consolidated statements of operations and the cash flows from discontinued operations in the consolidated statements of cash flows for period ending December 31, 2001 and 2000.

Upon the disposal of the Company's remaining ingredients assets, the sole remaining line of business will be its real estate management and rental operations and its investment in the preferred stock of a private telecommunications company, Metro PCS, Inc.

The gain on the sale of discontinued operations presented in the accompanying statements of earnings for the six months ended December 31, 2001 and 2000, respectively represent the sales of remaining discontinued inventories and fixed assets net of related selling costs and income taxes. Remaining liabilities of discontinued operations of $223,000 and $281,000, as of December 31, 2001 and June 30, 2001, respectively relate to reserves for rental repairs necessary to ready warehouses previously used in the discontinued operations for future rentals and estimated lease obligations at the Company's former corporate headquarters in excess of projected sublease income. All remaining inventories and fixed assets of discontinued operations are fully reserved.



Note 6 -

Statement of Cash Flows - Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

(in thousands)                           2001             2000
                                   ----------------- ----------------
Interest paid                           $ 74             $ 83
Income taxes paid                       $ -               $ -


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

The financial statements herein presented for the three and six months ended December 31, 2001 and 2000 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature unless otherwise stated.


                                    OVERVIEW

As of December 31, 2001, the Company's business consists of its real estate management and rental operations and its investment in the preferred stock of a private telecommunications company, Metro PCS, Inc. Prior to the sale of its other business segments, SonomaWest operated in three business segments: industrial dried fruit ingredients, organic packaged goods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business. In January 2000, the Company decided to sell or discontinue it's organic packaged goods business. As a result of these decisions, both of these business segments are considered discontinued operations and their operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.

During fiscal 2001, the Company committed to a $3 million minority investment in a telecommunications company. As of December 31, 2001, the Company had invested $1,045,000 of its $3.0 million commitment.


                             DISCONTINUED OPERATIONS

In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This product line represented 55% and 81% of the Company's sales for the years ended June 30, 1999 and 1998, respectively. This sale, which was recorded in the first quarter of fiscal 2000, was an important element of the Company's strategic plan to improve the return on its investments and increase shareholder value by exiting businesses with low returns and high capital requirements. The transaction provided financial resources to support the Company's real estate and other business opportunities. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net liabilities of the discontinued operations in the consolidated balance sheets at December 31, 2001 and June 30, 2001, the operating results of the discontinued operations in the consolidated statements of operations for the three and six months ended December 31, 2001 and 2000 and the cash flows from discontinued operations in the consolidated statements of cash flows for the six months ended December 31, 2001 and 2000.

For the six months ended December 31, 2001, the Company recorded an after-tax gain from discontinued operations of $43,000. This compares to an after-tax gain of $147,000 for the six months ended December 31, 2000. The gains on the sale of discontinued operations relate to the Company's continued efforts to sell the remaining discontinued inventories and fixed assets.

The Company continues to actively market all remaining assets of its discontinued businesses (primarily inventory), but there can be no assurances that there will be a sale of all or any of the remaining assets and all amounts have been fully reserved.


                        RESULTS OF CONTINUING OPERATIONS

The Company's continuing line of business is its real estate management and rental operations. Additionally, the Company has committed to a $3 million minority investment in a telecommunications company, Metro PCS, Inc. As of December 31, 2001, the Company has invested $1,045,000 of its commitment. Currently, there are no plans to make any additional commitments to other investments.


Results of Operations
---------------------

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties have a combined leaseable area of approximately 472,000 square feet on 81.5 acres of land. As of December 31, 2001, the Company has twenty-eight tenants that have varying original lease terms ranging from month-to-month to eight years with options to extend the leases. As of December 31, 2001, the Company's tenants occupy approximately 301,000 square feet or 64% of the properties' available space.

Rental Revenue. For the six months ended December 31, 2001 rental revenue increased $179,000 or 32% as compared to the corresponding period in the prior year. For the three months ended December 31, 2001 rental revenue increased $71,000 or 23% as compared to the corresponding period in the prior year. Both of these increases were attributable to increased occupancy in the current fiscal year. The Company has increased the number of tenants by 17% from 24 as of December 31, 2000 to 28 as of December 31, 2001.

Operating Costs. Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling expenses related to the discontinued packaged goods businesses were charged to discontinued operations in the statements of operations. For the six months ended December 31, 2001 operating costs increased $215,000 or 21% compared to the six months ended December 31, 2000, this increase was primarily due to separation costs of $362,500 expensed during the three months ended September 30, 2001, related to the termination of the Company's CEO offset by efficiencies gained as the Company continues to minimize costs. Operating costs also include a non-cash compensation charge of $18,000 related to the extension of a former Board Member's stock options during the three months ended September 30, 2001. Excluding the impact of separation costs and the non-cash compensation charge, the Company's total operating costs exceeded the gross rental revenue. Cost reduction efforts to minimize any avoidable spending have been undertaken to minimize these negative operating results while the Company actively searches for additional tenant revenue. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

For the three months ended December 31, 2001 operating costs decreased $79,000 or 15% compared to the three months ended December 31, 2000. This is primarily due to a decrease in staff and consulting expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense) consists primarily of interest income on the Company's cash balances offset by interest expense on mortgage debt and the decrease in the value of its interest rate swap contract. For the six months ending December 31, 2001, the Company generated $64,000 of interest income and incurred $130,000 of interest expense, compared to $260,000 of interest income and $83,000 of interest expense for the corresponding period in the prior year. The decrease in interest income is due to a reduced comparative cash balance in fiscal 2001 versus fiscal 2000. This decrease was a result of a stock repurchase of $4.0 million in October 2000, the Company's investment in Metro PCS and lower interest rates.

For the three months ending December 31, 2001, the Company generated $28,000 of interest income and incurred $33,000 of interest expense, compared to $131,000 of interest income and $35,000 of interest expense for the corresponding period in the prior year. This was primarily due to the stock repurchase of $4.0 million in October 2000 and the investment in Metro PCS

Income Taxes. The effective tax rate for the six months ended December 31, 2001 decreased to 27% from 40% as of December 31, 2000. This decrease is due to the fact that the Company established a valuation allowance on the state NOL's generated prior to September 30, 2001. For the three months ended December 31, 2001, the effective tax rate is 42% compared to 40% for the three months ended December 31, 2000. The 42% effective tax rate is due to the impact of permanent items on a small amount of taxable income offset by the fact that the Company is benefiting deferred taxes at 50% for state purposes, due to the Company's continuing operating losses.


Liquidity and Capital Resources
-------------------------------

The Company had unrestricted cash of $2.9 million at December 31, 2001, and current maturities of long-term debt of $59,000. The Company's cash balance decreased $397,000 during the six months ended December 31, 2001. This decrease was primarily a result of the investment of $446,000 in Metro PCS, Inc., and capital expenditures of $94,000. These expenditures of cash were partially offset by cash provided from operations of $166,000.

As of August 15, 2001, the Company and the bank agreed to a Restated and Amended Addendum to it's December 2000 loan agreement. This addendum amends and restates the provisions of this agreement. The new addendum requires that the Company, at the end of each Fiscal Year, maintain a debt service coverage ratio of at least
1.05 to 1. It also requires that until such time as this ratio reaches 1.25 to 1, the Company must maintain restricted, unencumbered cash or marketable securities of at least $600,000. As of December 31, 2001 the $600,000 continues to be presented on the balance sheet as Restricted Cash, as the bank agreement states that the test of the Debt Service coverage ratio be calculated as of each fiscal year end. As of the last fiscal year end, the Company did not exceed the required ratio to release this restriction. As a condition to decrease the required debt service coverage ratio from 1.15 to 1.05, per the Amended Addendum, the bank was granted a security interest in a money market account in the amount of $90,000. This account balance is part of, not an addition to, the restricted unencumbered cash balance of $600,000. As of December 31, 2001, the Company's Debt Service coverage ratio was slightly under the minimum required ratio of 1.05 as of the end of the fiscal year.

The Company has a capital expenditure budget for fiscal 2002 of $ 159,000. The Company intends to fund these capital additions from internally generated funds. As of the six months ended December 31, 2001, the Company incurred $94,000 of the $159,000 fiscal 2002 budget.

The Company has committed itself to a $3 million investment in the preferred stock of a privately held telecommunications company, Metro PCS, Inc. As of December 31, 2001, the Company has invested $1,045,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $1,955,000 will be funded in several installments throughout the fiscal year ending June 30, 2002.

On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with its President and Chief Executive Officer replacing the executive's existing employment agreement. Pursuant to the separation agreement, the executive continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Mr. Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2001. Mr. Hess has been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished good inventory and other Perma-Pak property (inventory and property related to discontinued operations). As part of the separation agreement, Mr. Hess was given until January 29, 2002 to decide whether to extend the period within which he was eligible to exercise the stock options previously granted to him. On January 29, 2002, Mr. Hess elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. Mr. Hess elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period or January 31, 2004. The Company has committed to loan Mr. Hess $400,000 (80,000 at $5.00 per share) to allow Mr. Hess to exercise the aforementioned options. The note dated January 29, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note is payable on August 1, 2004. The Note is recourse, secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the 9,474 shares, the Company will incur a non-cash stock compensation charge against earnings in the third quarter ended March 31, 2002 of $ 22,501.

On September 4, 2001 the Company authorized the waiver of the provision of a resigning Board Member's options providing for the termination 90 days following service, consequently, a non-cash compensation charge of $18,000 was recorded in September, 2001.

As long as the demand for real estate does not decline, the Company expects that cash flow from operations will continue to be positive and available resources will be sufficient to cover the Metro PCS, Inc. commitment and fund operations for the foreseeable future.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Registrant's Annual Meeting of Stockholders held on October 31, 2001 the following proposals were adopted by the margins indicated:


                                                                                      Number of Shares
                                                                        ----------------------------------------------

                                                                            Voted For                     Withheld
                                                                        ------------------              --------------
1.   To  elect  a four  Directors  to hold  office  until  the  Annual
     Meeting  of  Stockholders  to be  held in  2002  or  until  their respective successors have been elected or appointed

     David J. Bugatto                                                        934,490                        2,890
     Gary L. Hess                                                            934,490                        2,890
     Roger S. Mertz                                                          934,490                        2,890
     Fredric Selinger                                                        934,490                        2,890

                                                                                    Number of Shares
                                                              --------------- ---------------- ------------- --------------

                                                                                                             Broker
                                                                Voted For      Voted Against   Withheld      Non-Vote
                                                              --------------- ---------------- ------------- --------------

2.   To ratify the  appointment  of the  accounting  firm of
     Arthur  Andersen  LLP as  independent  auditors for the
     fiscal year ending June 30, 2002                            935,730            600           1,050            0



Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         None

b.       Reports on Form 8-K

               1. On November 7, 2001, the Registrant filed a report on Form 8-K announcing that David J. Bugatto, Fredric Selinger, Gary L. Hess and Roger S. Mertz were elected as directors of the Company to serve until the 2002 annual meeting and that the Company's Board of Directors named Roger S. Mertz as Chairman of the Board and Thomas R. Eakin as Chief Financial Officer.

               2. On December 20, 2001, the Registrant filed a report on Form 8-K announcing that effective December 21, 2001, its common stock would be listed on The Nasdaq Small Cap Market.

               No other reports on Form 8-K were filed during the three months ended December 31, 2001.


All other items specified by Part II of this report are inapplicable and accordingly have been omitted.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    February 11, 2002


/s/ Thomas R. Eakin
-------------------
Thomas R. Eakin,
Chief Financial Officer