Form 10-Q
period 2002-03-31
SONOMAWEST HOLDINGS INC
filed 2002-05-09
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   X              Quarterly Report Pursuant to Section 13 or 15 (d) of the
-------           Securities Exchange Act of 1934.  For the quarterly period ended March 31, 2002 or

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



As of April 30, 2002, there were 1,104,393 shares of common stock, no par value, outstanding.

                            SONOMAWEST HOLDINGS, INC.

                                TABLE OF CONTENTS



PART  I.   FINANCIAL INFORMATION                                           Page

    Item 1.   Condensed Financial Statements

              Condensed Balance Sheets at March 31, 2002 and
              June 30, 2001....................................................3

              Condensed Statements of Earnings - Three and Nine months
              ended March 31, 2002 and 2001....................................4

              Condensed Statement of Changes in Shareholders' Equity -
              Nine months ended March 31, 2002.................................5

              Condensed Statements of Cash Flows - Nine months ended
              March 31, 2002 and 2001..........................................6

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

    Item 6.   Exhibits and Reports on Form 8-K................................14

    Signature................................................................ 15

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements


                            SONOMAWEST HOLDINGS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

ASSETS                                                                                3/31/02           6/30/01
                                                                                  ----------------- ----------------
CURRENT ASSETS:
   Cash                                                                                 $  3,143           $3,336
   Restricted cash  (see note 3)                                                             600              600
   Accounts receivable, less allowance for uncollectible accounts of $4
   and $10 respectively                                                                       90               97
   Other receivables                                                                          38              124
   Prepaid income taxes                                                                        -              287
   Prepaid expenses and other assets                                                          45              129
   Current deferred income taxes, net                                                        334              263
                                                                                  ----------------- ----------------
         Total current assets                                                              4,250            4,836
                                                                                  ----------------- ----------------
RENTAL PROPERTY, net                                                                       2,067            2,252
INVESTMENT, at cost                                                                        1,045              599
DEFERRED TAXES                                                                                38                -
PREPAID COMMISSIONS                                                                           52                -
                                                                                  ----------------- ----------------
         Total assets                                                                   $  7,452           $7,687
                                                                                  ================= ================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                  $    60            $  57
   Accounts payable                                                                           99               70
   Accrued expenses                                                                          212              241
   Accrued payroll and related liabilities                                                   286               52
   Unearned rents and deposits                                                               210              176
   Net liabilities of discontinued operations                                                210              281
                                                                                  ----------------- ----------------
         Total current liabilities                                                         1,077              877
                                                                                  ----------------- ----------------
 LONG TERM DEBT, net of current maturities                                                 1,872            1,917
 DEFERRED INCOME TAXES, net                                                                    -               45
                                                                                  ----------------- ----------------
         Total liabilities                                                                 2,949            2,839
                                                                                  ----------------- ----------------
SHAREHOLDERS' EQUITY:
   Preferred stock: 2,500 shares authorized; no shares outstanding                             -                -
   Common stock: 5,000 shares authorized, no par value; 1,104 and 1,024
      shares outstanding, respectively                                                     2,632            2,187
   Stock subscriptions receivable                                                          (400)                -
   Retained earnings                                                                       2,271            2,661
                                                                                  ----------------- ----------------
         Total shareholders' equity                                                        4,503            4,848
                                                                                  ----------------- ----------------
         Total liabilities and shareholders' equity                                     $  7,452          $ 7,687
                                                                                  ================= ================

        The accompanying notes are an integral part of these statements.



                            SONOMAWEST HOLDINGS, INC.
                        CONDENSED STATEMENTS OF EARNINGS
           FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            Nine Months               Three Months
                                                                           Ended March 31            Ended March 31
                                                                           --------------            --------------
                                                                         2002         2001          2002         2001
                                                                         ----         ----          ----         ----
RENTAL REVENUE                                                            $1,095       $  886        $  362       $  332
OPERATING COSTS                                                            1,639        1,573           394          543
                                                                      ------------ ------------ ------------- ------------
OPERATING LOSS                                                              (544)        (687)          (32)        (211)
INTEREST AND OTHER INCOME (EXPENSE), NET                                     (60)         250             7           71
                                                                      ------------ ------------ ------------- ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         (604)        (437)          (25)        (140)
BENEFIT (PROVISION) FOR INCOME TAXES                                         161          175            (1)          55
                                                                      ------------ ------------ ------------- ------------
NET LOSS FROM CONTINUING OPERATIONS                                         (443)        (262)          (26)         (85)
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income taxes                  53          172            10           25
                                                                      ------------ ------------ ------------- ------------
NET LOSS                                                                  $ (390)      $  (90)       $  (16)      $  (60)
                                                                      ============ ============ ============= ============
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic                                                                   1,042        1,523         1,043        1,523
   Diluted                                                                 1,051        1,550         1,052        1,557

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
   Basic                                                                 $ (0.43)     $ (0.17)      $ (0.02)       $ 0.39
   Diluted                                                               $ (0.43)     $ (0.17)      $ (0.02)       $ 0.38

Discontinued operations:
   Basic                                                                  $ 0.05       $ 0.11        $ 0.01       $  0.02
   Diluted                                                                $ 0.05       $ 0.11        $ 0.01       $  0.02

Net loss:
   Basic                                                                 $ (0.37)     $ (0.06)      $ (0.02)       $ 0.41
   Diluted                                                               $ (0.37)     $ (0.06)      $ (0.02)       $ 0.40



        The accompanying notes are an integral part of these statements.




                            SONOMAWEST HOLDINGS, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                             (AMOUNTS IN THOUSANDS)


                                                     Common Stock
                                              ----------------------------      Stock                           Total
                                                 Number                     Subscriptions     Retained      Shareholders'
                                               of Shares       Amount        Receivable       Earnings         Equity
                                              ------------- -------------- ---------------- -------------- ----------------



BALANCE, JUNE 30, 2001                             1,024     $  2,187           $    -         $  2,661      $  4,848

   Net loss                                            -            -                -             (345)         (345)
   Non-cash stock compensation charge                  -           18                -                             18
   Issuance of common stock                            -            2                -                              2
                                              ------------- -------------- ---------------- -------------- ----------------
BALANCE, SEPTEMBER 30, 2001                        1,024     $  2,207           $    -         $  2,316      $  4,523
                                              ------------- -------------- ---------------- -------------- ----------------
   Net loss                                            -            -                -              (29)          (29)
   Issuance of common stock                            -            3                -                -             3
                                              ------------- -------------- ---------------- -------------- ----------------
BALANCE, DECEMBER 31, 2001                         1,024     $  2,210           $    -         $  2,287      $  4,497
                                              ------------- -------------- ---------------- -------------- ----------------
   Net loss                                            -            -                -              (16)          (16)
   Non-cash stock compensation charge                  -           22                -                -            22
   Exercise of stock options                          80          400             (400)               -             -
                                              ------------- -------------- ---------------- -------------- ----------------
BALANCE, MARCH 31, 2002                            1,104     $  2,632           $ (400)        $  2,271       $ 4,503
                                              ============= ============== ================ ============== ================





        The accompanying notes are an integral part of these statements.




                            SONOMAWEST HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)


                                                                                    2002                 2001
                                                                             -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (390)             $  (90)
Adjustments to reconcile net loss
   to net cash provided by (used in) operating activities:
   Gain on sale of discontinued operations, net                                         (53)               (172)
   Non-cash stock compensation charge                                                    40                   -
   Depreciation expense                                                                 297                 362

Changes in assets & liabilities:
    Accounts receivable, net                                                              7                 (13)
    Other receivables                                                                    86                   -
    Prepaid income taxes                                                                287                 422
    Prepaid expenses and other assets                                                    84                  11
    Deferred income taxes, net                                                         (154)                 18
    Prepaid Commissions                                                                 (52)                  -
    Accounts payable and accrued expenses                                                 -                 (54)
    Accrued payroll and related liabilities                                             234                   -
    Unearned rents and deposits                                                          34                  27
                                                                             -------------------- -------------------
         Net cash provided by continuing operating activities                           420                 511
                                                                             -------------------- -------------------
         Net cash used in discontinued operations                                       (17)               (202)
                                                                             -------------------- -------------------
         Net cash provided by operating activities                                      403                 309
                                                                             -------------------- -------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures, net                                                          (113)                (10)
    Investments                                                                        (446)               (466)
                                                                             -------------------- -------------------
         Net cash used in investing activities                                         (559)               (476)
                                                                             -------------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long term debt                                                (42)               (603)
    Warrant repurchase                                                                    -                (112)
    Issuance of common stock                                                              5                   5
                                                                             -------------------- -------------------
         Net cash used for financing activities                                         (37)               (710)
                                                                             -------------------- -------------------
NET DECREASE IN CASH                                                                   (193)               (877)

CASH AT BEGINNING OF THE PERIOD                                                       3,936               8,359
                                                                             -------------------- --------------------
CASH AT THE END OF THE PERIOD                                                       $ 3,743             $ 7,482
                                                                             ==================== ====================


        The accompanying notes are an integral part of these statements.

                            SONOMAWEST HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2002



Note 1-

The accompanying fiscal 2002 and 2001 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the information and disclosures included are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature except as discussed below. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2001. The results of operations for the nine month period ended March 31, 2002 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2002.

Reclassifications - Certain previously reported amounts were reclassified to conform to the current presentation.


Note 2-

The Company has committed itself to a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of March 31, 2002, the Company has invested $1,045,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. At this time the Company anticipates an additional capital call by MetroPCS, Inc. in May or June of 2002. SonomaWest's portion of this capital call is approximately $350,000. The Company anticipates that there may be additional capital calls by the end of the 2002 calendar year.


Note 3-

As of August 15, 2001, the Company and the bank agreed to a Restated and Amended Addendum (the "Addendum") to its December 2000 loan agreement. The Addendum amends and restates the provisions of this agreement. The Addendum requires that the Company, at the end of each Fiscal Year, maintain a debt service coverage ratio of at least 1.05 to 1 (formerly 1.15 to 1). It also requires that until such time as this ratio reaches 1.25 to 1, the Company must maintain restricted, unencumbered cash or marketable securities of at least $600,000. As of the last fiscal year end, the Company did not meet the required ratio to release this restriction. As a result, $600,000 continues to be presented as Restricted Cash on the accompanying balance sheet as of March 31, 2002. As a condition to decrease the required debt service coverage ratio from 1.15 to 1.05, the bank was granted a security interest in a money market account in the amount of $90,000. This account balance is part of, not an addition to, the restricted unencumbered cash balance of $600,000. As of March 31, 2002, the Company's Debt Service coverage ratio was 1.15 to 1.

The Company's long-term debt is a five-year note, secured by real property, payable in monthly installments of principal and interest with a maturity of December 2003. The interest rate is set at LIBOR plus 2.25%. To reduce its exposure to changes in the LIBOR rate, the Company has entered into an interest rate swap contract to effectively fix the interest rate at 7.35%. Under the interest rate swap, the Company exchanges monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100,000. The notional amount is amortized monthly based on the Company's principal payments and was $1,932,000 as of March 31, 2002. The interest rate contract has a five year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. In accordance with Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company reports all changes in fair value of its swap contract in earnings. During the nine months ended March 31, 2002, the Company recorded a decrease in the value of this swap of $38,000, which is included in interest expense. The cumulative effect of adopting SFAS No. 133 effective July 1, 2000 was not significant.


Note 4-

On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with its President and Chief Executive Officer (the "Executive") replacing the Executive's existing employment agreement. Pursuant to the separation agreement, the Executive continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to the Executive in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2002. The Executive has been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished good inventory and other Perma-Pak property (inventory and property related to discontinued operations) and will receive a commission if such sales occur. As part of the separation agreement, the Executive was given until January 29, 2002 to decide whether to extend the period within which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, the Executive elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares and to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan the Executive up to $447,370 to allow the Executive to exercise the aforementioned options. The Executive elected to borrow the money to purchase the 80,000 shares from the company. The note dated January 28, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note is payable on August 1, 2004. The
Note is full recourse, secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the 9,474 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22,501. The Executive remains a board member of the Company.

On September 4, 2001 the Company authorized the waiver of the provision of a resigning board member's options providing for the termination 90 days following service. Consequently, a one-time non-cash compensation charge of $18,000 was recorded in September 2001.


Note 5-

In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This sale was recorded in the first quarter of fiscal 2000. The transaction provided financial resources to support the Company's real estate and other business opportunities. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net assets of the discontinued operations in the condensed balance sheets, the operating results of the discontinued operations in the statements of operations and the cash flows from discontinued operations in the statements of cash flows for each of the periods presented.

Upon the disposal of the Company's remaining ingredients assets, the sole remaining lines of business will be its real estate management and rental operations and its investment in the preferred stock of a private telecommunications company, MetroPCS, Inc.

The gain on the sale of discontinued operations presented in the accompanying statements of earnings for the three and nine months ended March 31, 2002 and 2001, respectively represent the sales of remaining discontinued inventories and fixed assets net of related selling costs and income taxes. Remaining liabilities of discontinued operations of $210,000 and $281,000, as of March 31, 2002 and June 30, 2001, respectively relate to reserves for rental repairs necessary to ready warehouses previously used in the discontinued operations for future rentals and estimated lease obligations at the Company's former corporate headquarters in excess of projected sublease income. All remaining inventories and fixed assets of discontinued operations are fully reserved.


Note 6 -

Statement of Cash Flows - Interest and income tax payments reflected in the Consolidated Statement of Cash Flows were as follows:

                                        (in thousands)
                                    2002             2001
                              ----------------- ----------------
Interest paid                     $ 109             $ 119
Income taxes paid                 $   2             $  -


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. In addition to other factors and matters discussed elsewhere herein, these risks and uncertainties include, but are not limited to, uncertainties affecting the real estate market, performance of the Company's investment, and management of growth. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward looking statements. Risks inherent in the Registrant's business and factors that could cause or contribute to such differences include, without limitation, the considerations set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations". There can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward looking statements.

The financial statements herein presented for the three and nine months ended March 31, 2002 and 2001 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature unless otherwise stated.


                                    OVERVIEW

As of March 31, 2002, the Company's business consists of its real estate management and rental operations and its investment in the preferred stock of a private telecommunications company, MetroPCS, Inc. Prior to the sale of its other business segments, the Company operated in three business segments: industrial dried fruit ingredients, organic packaged goods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, both of these business segments are considered discontinued operations and their operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.

During fiscal 2001, the Company committed to a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company. As of March 31, 2002, the Company had invested $1,045,000 of its $3.0 million commitment.


                             DISCONTINUED OPERATIONS

In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. This sale was recorded in the first quarter of fiscal 2000. The transaction provided financial resources to support the Company's real estate and other business opportunities. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net liabilities of the discontinued operations in the consolidated balance sheets at March 31, 2002 and June 30, 2001, the operating results of the discontinued operations in the consolidated statements of operations for the three and nine months ended March 31, 2002 and 2001 and the cash flows from discontinued operations in the consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001.

For the nine months ended March 31, 2002, the Company recorded an after-tax gain from discontinued operations of $53,000. This compares to an after-tax gain of $172,000 for the nine months ended March 31, 2001. The gains on the sale of discontinued operations relate to the Company's continued efforts to sell the remaining discontinued inventories and fixed assets.

The Company continues to actively market all remaining assets of its discontinued businesses (primarily inventory), but there can be no assurances that there will be a sale of all or any of the remaining assets and all amounts have been fully reserved.


                        RESULTS OF CONTINUING OPERATIONS

The Company's continuing line of business is its real estate management and rental operations. Additionally, the Company has committed to a $3 million minority investment in a privately held telecommunications company, MetroPCS, Inc. As of March 31, 2002, the Company has invested $1,045,000 of its commitment. Currently, there are no plans to make any additional commitments to other investments.

Results of Operations
---------------------

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties have a combined leaseable area of approximately 390,000 square feet on 81.5 acres of land. As of March 31, 2002, the Company has twenty-seven tenants that have varying original lease terms ranging from month-to-month to eight years with options to extend the leases. As of March 31, 2002, the Company's tenants occupy approximately 209,000 square feet or 54% of the properties' available space.

Rental Revenue. For the nine months ended March 31, 2002, rental revenue increased $209,000 or 24% as compared to the corresponding period in the prior year. For the three months ended March 31, 2002 rental revenue increased $30,000 or 9% as compared to the corresponding period in the prior year. Both of these increases were attributable to increased occupancy in the current fiscal year. The Company has increased the number of tenants by 13% from 24 as of March 31, 2001 to 27 as of March 31, 2002.

Operating Costs. Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling expenses related to the discontinued packaged goods businesses were charged to discontinued operations in the statements of operations. For the nine months ended March 31, 2002 operating costs increased $66,000 or 4% compared to the nine months ended March 31, 2001. Some of the increase in operating costs was the result of a non-cash compensation charge of $18,000 related to the extension of a former Board Member's stock options during the three months ended September 30, 2001 and $22,500 related to the extension of a current Board Member's stock options during the three months ended March 31, 2002 and the separation costs of $362,500 expensed during the three months ended September 30, 2001 related to the termination of the Company's CEO. These increased operating costs were substantially offset by efficiencies gained as the Company continues to minimize costs; such as reductions in payroll and related expenses of $156,000, telephone and utilities of $70,000, professional fees of $70,000 and other overall reductions in overhead.

For the three months ended March 31, 2002 operating costs decreased $149,000 or 27% compared to the three months ended March 31, 2001. This decrease is partially the result of the elimination of the $76,000 of expenses associated with the stock repurchase and a decrease of $59,000 of accounting fees in addition to other efficiencies gained as the Company continues to minimize costs. Operating costs for the three months ended March 31, 2002 include a non-cash compensation charge of $22,500 related to the extension of a current Board Member's stock options.

Even excluding the impact of separation costs and the non-cash compensation charges, the Company's total operating costs exceeded gross rental revenue for the three and nine months ended March 31, 2002. Cost reduction efforts to minimize any avoidable spending have been undertaken to minimize these negative operating results while the Company actively searches for additional tenant revenue.

While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

Interest and Other Income (Expense), Net. Interest and other income (expense) consist primarily of interest income on the Company's cash balances offset by interest expense on mortgage debt and the decrease in the value of its interest rate swap contract. For the nine months ending March 31, 2002, the Company generated $84,000 of interest income and incurred $147,000 of interest expense, compared to $369,000 of interest income and $119,000 of interest expense for the corresponding period in the prior year. The decrease in interest income is due primarily to reduced cash balances in fiscal 2002 versus fiscal 2001. The decrease in cash was primarily a result of a stock repurchase of $4.0 million in October 2000 and the Company's investment in MetroPCS, Inc.

For the three months ending March 31, 2002, the Company generated $20,000 of interest income and incurred $16,000 of interest expense, compared to $110,000 of interest income and $37,000 of interest expense for the corresponding period in the prior year. This decrease was primarily due to a reduced cash balance due to the stock repurchase of $4.0 million in October 2000 and the Company's investment in MetroPCS, Inc. in addition to lower interest rates in fiscal 2002.

Income Taxes. The effective tax rate for the nine months ended March 31, 2002 decreased to 27% from 40% as of March 31, 2001. This decrease is due to the fact that the Company established a valuation allowance on the state net operating losses generated prior to September 30, 2001. For the three months ended March 31, 2002, the effective tax rate is 4% compared to 39% for the three months ended March 31, 2001. The 4% effective tax rate is primarily due to the impact of permanent items on a small amount of taxable income.

Liquidity and Capital Resources
-------------------------------

The Company had unrestricted cash of $3.1 million at March 31, 2002, and current maturities of long-term debt of $60,000. The Company's cash balance decreased $193,000 during the nine months ended March 31, 2002. This decrease was primarily a result of the investment of $446,000 in MetroPCS, Inc., and capital expenditures of $113,000. These expenditures of cash were substantially offset by cash provided from operations of $418,000.

As of August 15, 2001, the Company and the bank agreed to a Restated and Amended Addendum (the "Addendum") to its December 2000 loan agreement. The Addendum amends and restates the provisions of this agreement. The Addendum requires that the Company, at the end of each Fiscal Year, maintain a debt service coverage ratio of at least 1.05 to 1 (formerly 1.15 to 1). It also requires that until such time as this ratio reaches 1.25 to 1, the Company must maintain restricted, unencumbered cash or marketable securities of at least $600,000. As of the last fiscal year end, the Company did not meet the required ratio to release this restriction. As a result, the $600,000 continues to be presented as Restricted Cash on the accompanying balance sheet as of March 31, 2002. As a condition to decrease the required debt service coverage ratio from 1.15 to 1.05, the bank was granted a security interest in a money market account in the amount of $90,000. This account balance is part of, not an addition to, the restricted unencumbered cash balance of $600,000. As of March 31, 2002, the Company's Debt Service coverage ratio was 1.15 to 1.

The Company has a capital expenditure budget for fiscal 2002 of $ 159,000. The Company intends to fund these capital additions from internally generated funds. As of the nine months ended March 31, 2002, the Company incurred $113,000 of the $159,000 fiscal 2002 budget.

The Company has committed itself to a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of March 31, 2002, the Company has invested $1,045,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. At this time the Company anticipates an additional capital call by MetroPCS, Inc. in May or June of 2002. SonomaWest's portion of this capital call is approximately $350,000. The Company anticipates that there may be additional capital calls by the end of the 2002 calendar year.

On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with its President and Chief Executive Officer (the "Executive") replacing the Executive's existing employment agreement. Pursuant to the separation agreement, the executive continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to the Executive in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2002. The Executive has been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished good inventory and other Perma-Pak property (inventory and property related to discontinued operations) and will receive a commission if such sales occur. As part of the separation agreement, the Executive was given until January 29, 2002 to decide whether to extend the period within which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, the Executive elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. The Executive elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company has agreed to loan the Executive up to $447,370 to allow the Executive to exercise the aforementioned options. The Executive elected to borrow the money to purchase the 80,000 shares from the Company. The note dated January 28, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate
(AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note is payable on August 1, 2004. The Note is full recourse, secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the 9,474 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22,501.

As long as the demand for real estate does not decline, the Company expects available resources will be sufficient to cover the MetroPCS, Inc. commitment and fund operations for the foreseeable future.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a vote of Security Holders.

         None

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         None

     b.  Reports on Form 8-K

         No reports where filed on Form 8-K during the quarter ended March 31, 2002.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 9, 2002

/s/ Thomas R. Eakin
-------------------
Thomas R. Eakin
Chief Financial Officer