Form 10-K
period 2002-06-30
SONOMAWEST HOLDINGS INC
filed 2002-09-20
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
                     For the fiscal year ended June 30, 2002

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

YES  X      NO
    ---        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On September 3, 2002 non-affiliates of the Registrant held voting stock with an aggregate market value of $7,512,524 computed by reference to the average of the bid and asked prices of such stock on such date. For the purposes of the foregoing calculations, only directors and executive officers of the Registrant are deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 3 2002, there were 1,104,783 shares of common stock, no par value, outstanding which is the only class of shares publicly traded.

     Portions of the following document are incorporated by reference from the Registrant's Proxy Statement for Registrant's 2002 Annual Meeting of Shareholders currently scheduled to be held October 30, 2002 and to be filed with the Securities and Exchange Commission on or before 120 days after the end of the 2002 fiscal year, including portions required under Part II, Item 5 of this report and Part III of this report.

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement in this Annual Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of
1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" and other cautionary statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations". There can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward looking statements.

                                     PART I

ITEM 1. BUSINESS

     SonomaWest Holdings, Inc., formerly Vacu-dry Company, (SonomaWest or the Company) was incorporated in 1946 and currently operates as a real estate management and rental company. The Company also holds an investment in MetroPCS, Inc., a privately held telecommunications company. Its rental operations include industrial/agricultural property, some of which was formerly used by the Company in its discontinued businesses. This commercial property is now being rented to third parties. Prior to June 30, 2000 the Company operated in three business segments: organic packaged goods, real estate, and ingredients. In July 1999, the Company consummated an asset purchase agreement to sell the majority of its ingredients business (see Note 2 to the Financial Statements). In the third quarter of fiscal 2000, the Company discontinued its organic packaged goods business, operated through a subsidiary, Made In Nature Company, Inc. (MINCO), and has sold the assets related to this segment (see Note 2 to the Financial Statements).

INDUSTRY SEGMENT INFORMATION

     For the year ended June 30, 2002, the Company operated in one reportable segment, real estate management and rental operations. The Company's primary business revenue is generated from the leasing of its two properties, located in Sebastopol, California. The properties are leased to multiple tenants with leases varying in length from month-to-month to seven years. The Company's business is not seasonal and does not require significant working capital. Revenue from the leasing activities is payable either the 1st or 15th of the month. As of June 30, 2002, one tenant, Benziger Family Winery, accounted for 21% of the Company's revenue.

     The Company has made a financial commitment to make a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc., of which $1,402,000 was funded as of June 30, 2002, and an additional $522,200 was funded on August 12, 2002.

MetroPCS, Inc. was formed in 1994 with the goal of acquiring licenses to enable the company to become a wireless service operator. MetroPCS offers customers local service with one simple rate plan that enables them to talk all they want for one flat monthly fee. MetroPCS operates an all-digital network based on third generation infrastructure and handsets. MetroPCS owns C-Block licenses and provides service in the following markets: Sacramento, California; Miami, Florida; and Atlanta, Georgia. MetroPCS will launch services in September 2002 in San Francisco, California. The Company is not involved in the daily operations or the management of MetroPCS, Inc.

     Information regarding all other business income is included in the discussion of discontinued operations.

COMPETITION

     The Company competes with numerous commercial property landlords which offer warehouse, manufacturing and food processing properties in the greater Petaluma/Santa Rosa area, located in central to southern Sonoma County of California. The Company believes that its northern property enjoys a competitive advantage over other similarly situated properties because of the wastewater treatment facility located on the property which is ideally suited for tenants involved in the food processing industry and more particularly the wine processing industry. The Company believes that both of its northern and southern properties are competitively priced to the market. Some of the Company's competitors enjoy the advantage that their properties are newer than the Company's properties. Currently it is impractical to determine the degree and timing of capital improvements necessary to achieve competitiveness with newer properties owned by the Company's competitors. The Company competes on the basis of location, price, service and tenant improvements, including the northern property's wastewater treatment facility.

ENVIRONMENTAL MATTERS

     The Company believes it has complied with all governmental regulations regarding protection of the environment. Upon the expiration of the existing waste water permit (issued by the State of California), the Company was notified that to renew its permit, the Company's current waste water system would need to be modified to separate domestic waste from its processed waste water. As a result, the Company is in the process of making these changes to comply with these regulations and has incurred related capital expenditures of $48,000 during the 2002 fiscal year. The Company anticipates additional capital expenditures of approximately $171,000 to complete these changes during the 2003 fiscal year. In addition to these capital expenditures, the Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances, if any, that might be located on or in its properties in the future. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Other Federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

EMPLOYEES

     The Company currently employs 5 employees in a management or staff capacity, none of whom is covered under a collective bargaining agreement.

     Historically the Company has employed an average of approximately 265 persons, many of whom were production workers and covered by a collective bargaining agreement. The Company substantially reduced its workforce following the sale of the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington in 1999, after which time none of its employees has been covered under a collective bargaining agreement.

INSURANCE

     The Company maintains workers compensation, commercial general liability, fire, extended coverage and rental loss insurance. While management feels the limits and coverage are adequate relative to the related risks, there is no assurance that this insurance will be adequate to protect the Company from all unforeseen occurrences.

CERTAIN FACTORS

     In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K.

FACTORS RELATED TO REAL ESTATE INDUSTRY SEGMENT.

WE HAVE A LIMITED OPERATING HISTORY IN THE REAL ESTATE INDUSTRY AND CONSEQUENTLY FACE SIGNIFICANT RISKS AND CHALLENGES IN BUILDING OUR BUSINESS.

     While we have managed real estate and facilities issues for many years, it is only recently that we have shifted our primary business focus to that business segment and its investment activities. While we believe we have sufficient experience, resources and personnel to manage our properties effectively, we do not have a long operating history that demonstrates such effective management and there is no assurance that we will be successful.

OUR PROPERTIES DEPEND UPON THE NORTHERN CALIFORNIA AND PARTICULARLY THE SONOMA COUNTY ECONOMY.

     All of our rental revenues come from two properties located in Northern California and more particularly Sonoma County. Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties. These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics and property damage resulting from seismic activity. The geographical concentration of our properties may expose us to greater economic risks than if we owned properties in several geographic regions. Any adverse economic or real estate developments in the Sonoma County region could adversely impact our financial condition, results from operations, cash flows, quoted per share trading price of our common stock and ability to satisfy our debt service obligations. Currently the commercial, industrial, office market in the greater Petaluma/Santa Rosa area is experiencing a recession. Obtaining new tenants for our properties generally requires taking tenants from competitor properties. There is no assurance that the market will significantly improve in the near future.

INCREASING UTILITY COSTS AND POWER OUTAGES IN CALIFORNIA MAY HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS AND OCCUPANCY LEVELS.

     The State of California continues to address issues related to the supply of electricity and natural gas. Since June 2000, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its energy needs may reduce demand for leased space in California office and industrial properties. A significant reduction in demand for industrial space would adversely affect our future financial position, results of operations, cash flow, quoted per share trading price of our common stock and ability to satisfy our debt service obligations.

POTENTIAL LOSSES MAY NOT BE COVERED BY INSURANCE.

     We carry commercial general liability, fire, extended coverage and rental loss insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry earthquake coverage. We do not carry insurance for generally uninsurable losses such as pollution, contamination, asbestos and seepage and terrorism. Some of our policies are subject to limitations involving large deductibles or co-payments and policy limits. If we experience a loss, which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

DOWNTURNS IN TENANTS' BUSINESSES MAY REDUCE OUR CASH FLOW.

     For the year ended June 30, 2002, we derived all of our continuing operating revenues from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our tenants could adversely impact our financial condition, results from operations, cash flow, the quoted per share trading price of our common stock and the ability to satisfy any debt service obligations. Although we have not experienced material losses from tenant bankruptcies, tenants could file for bankruptcy protection in the future.

WE MAY BE UNABLE TO RENEW LEASES OR RE-LET SPACE AS LEASES EXPIRE.

     As of June 30, 2002, leases representing approximately 0% and 9% of the square footage of our properties will expire in 2003 and 2004, respectively. If leases expire with above market rental rates we may be forced to renew or re-lease such expiring leases at lower rates. We cannot give any assurance that leases will be renewed or that its properties will be re-leased at rental rates equal to or above the current rental rates. If the rental rates for our properties decrease, existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space, our financial position, results of operations, cash flow, quoted per share trading price of our common stock and ability to satisfy its debt service obligations would be adversely affected.

OUR REAL ESTATE HOLDINGS COULD SUBJECT US TO POTENTIAL ENVIRONMENTAL LIABILITY.

     We could be held liable for the costs of removal or remediation of any hazardous or toxic substances located on or in our properties. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect our ability to sell or rent the property or to borrow using the property as collateral. Other Federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

WE RELY ON A MAJOR TENANT FOR A SIGNIFICANT PORTION OF OUR RENTAL REVENUES.

     The Company has one major tenant, Benziger Family Winery, the loss of which would have a material adverse effect on the operating results of the real estate operations. Benziger Family Winery accounted for 21%, 26% and 21% of the rental revenues for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. In 9addition, Benziger Family Winery accounted for 26% and 33% of the accounts receivable balance as of the fiscal years ended June 30, 2002 and 2001, respectively. At June 30, 2002 and 2001, all rent amounts owing by Benziger Family Winery were payable within the normal billing cycle and were not overdue.

FACTORS RELATED TO INVESTMENT OPERATIONS.

WE MAY NOT RECEIVE A RETURN ON OUR INVESTMENT IN METROPCS, INC.

     The Company has made a financial commitment to make a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc., of which $1,402,000 was funded as of June 30, 2002, and an additional $522,200 was funded on August 12, 2002. The wireless industry is unsettled, highly competitive and is marked by rapidly developing and expanding technologies, which presents some risks. Even though management believes that the investment in MetroPCS represents an attractive opportunity for the Company and will ultimately provide a positive return to the Company, there is no assurance that this will occur.

OUR INVESTMENT IN METROPCS, INC. REPRESENTS A SIGNIFICANT PORTION OF OUR ASSETS.

     As of June 30, 2002, we had invested $1,402,000 of our $3.0 million commitment. Our investment of $1,402,000 represents 18.7% of our total assets and assuming we had fully funded our $3.0 million commitment as of June 30, 2002, would represent 40% of our total assets. Our investment in MetroPCS is our only investment. Shareholders in the Company do not have the benefits that would result from a diversified portfolio of investments. Even though management believes that the investment in MetroPCS will ultimately provide a positive return to the Company, the loss of our investment in MetroPCS could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. PROPERTIES

     ADMINISTRATIVE OFFICES. As of August 25, 2001 the principal administrative offices of the Company were relocated to 2064 Highway 116 North, Sebastopol, California. The administrative offices occupy a small portion of this Company-owned property. Prior to March 2000, the principal administrative offices of the Company were located in Santa Rosa, California. The Santa Rosa offices consist of approximately 9,200 square feet of office space and are leased through December 2003. This space has been sublet through February 2003 at approximately the Company's lease rate, with an option to renew through December 2003. If in management's opinion it is probable that the sublessee will not exercise the option through December 2003, the Company will actively market this space to minimize the vacancy risk upon expiration of the sublease. There can be no assurance that these marketing efforts will be successful or that a suitable sublessee will be located in a timely manner.

     REAL PROPERTY. The Company owns two properties together comprising 82 acres in the "West County" wine area of Sonoma County approximately 56 miles north of San Francisco. The properties are four miles apart, north and south of the town of Sebastopol located in the "Russian River Valley" wine appellation district.

     SONOMAWEST INDUSTRIAL PARK SOUTH. This property consists of 15.2 acres of land immediately south of Sebastopol at 1365 Gravenstein Highway South. It is in the City of Sebastopol's sphere of influence. The improvements consist of five connected buildings on a parcel approximately five acres in size with an aggregate of 84,724 square feet of leasable space under roof. The available space is suited for commercial rental. All buildings have fire sprinkler protection. Other features include ample parking, security and a location close to major north-south and east-west traffic arteries. In addition, there is 16,543 square feet of paved parking area that is currently leased. The property is zoned for "limited industrial" use, which means that permitted uses include agricultural/food processing, light industry, related office to support industrial tenant activities, warehousing or storage. Adjacent to these five acres are two additional undeveloped Company owned parcels approximately two acres and eight acres in size zoned "limited industrial" and "low density residential", respectively.

     As of June 30, 2002, 84% of the leasable space under roof has been leased to eight tenants on a month-to-month or long-term basis. An additional 16,543 square feet of outside space has also been leased. Lease terms range from month-to-month to six years with options to extend beyond that.

     The following table sets forth the schedule of future lease expirations and other data related to the South property:

                                                                               Percent of 2002
                  Number of Tenants      Total Square       Annual Rent        Gross Rent
Year ending       Whose Leases Will      Feet Covered by    Represented by     Represented by
June 30th         Expire                 Leases             Leases             Leases
----------------------------------------------------------------------------------------------
2003                     -                 71,247             $298,516             68%
2004                     2                 63,671              272,888             62%
2005                     -                 63,671              240,053             54%
2006                     1                 32,265              160,312             36%
2007                     -                 32,265               75,937             17%
2008                     2                    -                  -                  -

     The federal tax basis of the property is $343,831. The accumulated book depreciation is $906,173 and the book net carrying value is $331,875. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes.

     The real estate taxes for this property for the fiscal year ended June 30, 2002 were $15,132.

     The Company has a $1.9 million loan secured by this property, which matures in December 2003.

     SONOMAWEST INDUSTRIAL PARK NORTH. This property consists of 66.4 acres of land approximately two miles north of Sebastopol at 2064 Gravenstein Highway North. The improvements consist of twelve buildings located on approximately 27 acres with an aggregate of 305,356 square feet of leasable space under roof. In addition, there is 64,344 square feet of outside area that is currently leased. The balance of the property is dedicated to wastewater treatment and a large pond for fire protection. This property is zoned "diversified agriculture" in its entirety, which means that it can be used for agricultural/food processing, cold storage, warehousing and related office space to support industrial tenant activities. SonomaWest is currently attempting to broaden the permitted uses of the 2064 Gravenstein Highway North property to allow other types of activities, but there can be no assurance that such efforts will be successful. The existing use permit may restrict the types of tenants that could occupy the property, resulting in prolonged vacancy and/or lower rental rates, having a material adverse effect on the Company's business, financial condition and results of operations.

     As of June 30, 2002, 47% of the leasable space under roof has been leased to eighteen tenants on a month-to-month or long-term basis. An additional 64,344 square feet of outside space has also been leased. Leases range from month-to-month to six years with options to extend beyond that.

     The following table sets forth the schedule of the future lease expirations and other data related to the North property:

                                                                               Percent of 2002
                  Number of Tenants      Total Square       Annual Rent        Gross Rent
Year ending       Whose Leases Will      Feet Covered by    Represented by     Represented by
June 30th         Expire                 Leases             Leases             Leases
----------------- ---------------------- ------------------ ------------------ ------------------
2003                     -                 145,826            $807,337             75%
2004                     4                 119,963             767,396             71%
2005                     -                 119,963             758,435             71%
2006                     1                 117,558             630,594             59%
2007                     2                  55,633             165,100             15%
2008                     5                  17,628              29,086              3%

     The federal tax basis of the property is $1,595,115. The accumulated book depreciation is $3,874,986 and the book net carrying value is $1,447,984. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes.

     The real estate taxes for this property for the fiscal year ended June 30, 2002 were $58,347.

     The Company has no debt associated with this property. The Company is evaluating whether it should seek development entitlements for this property. The Company has engaged a major real estate brokerage firm on a commission basis to assist in marketing all of its properties. There can be no assurance that these marketing efforts will be successful, or that suitable tenants will be found on a timely basis. Significant, prolonged vacancies at the properties may have a material adverse impact on the Company's business, financial condition and results of operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq-Small Cap Market (symbol: SWHI).

     The quarterly high and low prices for the last two fiscal years were as follows:

               QUARTER ENDING           LOW            HIGH
               ---------------          ----           ----
                   09/30/00             5.75           6.44
                   12/31/00             5.94           7.50
                   03/31/01             6.94           8.00
                   06/30/01             6.40           7.83
                   09/30/01             7.05           8.20
                   12/31/01             6.50           9.70

                   3/31/02              6.75           8.99
                   6/30/02              6.56           9.27

     The above quotations were obtained from the Yahoo Finance Historical Quotes Online website.

     On September 3, 2002, there were approximately 449 registered holders of common stock and 50 shareholders that held stock in street name. On that date, the average of the high and low price per share of the Company's stock was $6.80.

        In December 2000, the Company repurchased and retired 112,000 warrants for $112,000. The warrants represented a right to purchase 112,000 shares of common stock and had an exercise price of $8 per share. The warrants were originally assigned a value of $456,000. Common stock was increased by the difference between the repurchase price and the originally assigned value.

        In October 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's stock at $8.00 per share in a tender offer. During the fourth quarter of fiscal 2001, 777,000 shares were tendered resulting in the pro rated repurchase of 64% (500,000) of the tendered shares. In July 2002 the transfer company handling this tender offer reimbursed the Company $3,120 for 390 shares at $8.00 per share. These shares could not be processed due to improper paper work submitted during the tender offer and as a result the funds were ultimately reimbursed to the Company.

        The Company has not paid dividends on its common stock within the last 15 years. Even if its future operations result in profitability, as to which there can be no assurance, there is no present anticipation that dividends will be paid. Rather, the Company expects that any future earnings will be applied toward the further development of the Company's business.

        The information regarding equity compensation plans appearing under the heading "Equity Compensation Plan Information" of our proxy statement relating to our 2002 Annual Meeting of Stockholders to be held on October 30, 2002 is incorporated into this item by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

YEAR ENDED JUNE 30 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         2002            2001             2000             1999               1998
                                                   ---------------------------------------------------------------------------------
Total revenues (1)                                 $    1,447       $    1,192       $    1,197        $      665        $      518

Net loss from continuing                                 (511)            (355)            (473)             (759)             (573)
    operations
Net earnings (loss) from
    discontinued operations                                16              161            3,183            (2,170)            1,472
Net earnings (loss)                                      (495)            (194)           2,710            (2,929)              899
Loss per share from continuing
    operations
    Basic                                               (0.49)           (0.27)           (0.31)            (0.50)            (0.36)
    Diluted                                             (0.49)           (0.27)           (0.31)            (0.50)            (0.36)
Earnings (loss) per share from
    discontinued operations
    Basic                                                0.02             0.12             2.09             (1.43)             0.93
    Diluted                                              0.02             0.12             2.06             (1.43)             0.92
Earnings (loss) per share
    Basic                                               (0.47)           (0.15)            1.78             (1.93)             0.57
    Diluted                                             (0.47)           (0.15)            1.75             (1.93)             0.56
    Total Assets                                        7,470            7,687           12,969            17,023            17,008
    Long Term Debt                                      1,856            1,917            1,974             2,860             1,703

     (1) After the sale of the Company's apple-based industrial ingredient business and the discontinuation of its organic packaged goods business in fiscal 2000, the Selected Financial Data presented above was reformatted to reflect this discontinuation in the ongoing business of the Company. As a result, this chart now reflects the ongoing real estate business as continuing operations and the financial results from the discontinuation of its industrial ingredients and organic packaged goods business as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

     As of fiscal 2002 the Company's business consists of its real estate management and rental operations and its minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. Prior to the sale of its other business segments, SonomaWest operated in three business segments: industrial dried fruit ingredients, organic packaged goods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, both of these business segments are considered discontinued operations and their operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.

     During fiscal 2001, the Company committed to a $3 million minority investment in the Series D preferred stock of a telecommunications company, MetroPCS, Inc. As of June 30, 2002, the Company had funded $1,402,000 of its $3.0 million commitment. Subsequent to year-end an additional $522,200 was funded on August 12, 2002.

RESULTS OF CONTINUING OPERATIONS

     The Company's continuing line of business consists of its rental operations, real estate management and an investment in MetroPCS. See Item 2, Properties, above for a further discussion of the Company's real estate operations.

FISCAL 2002 COMPARED TO FISCAL 2001

     RENTAL REVENUE. The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties have a combined leaseable area of approximately 472,433 square feet on 82 acres of land. As of the end of fiscal year 2002, there were 26 leases covering 297,023 square feet of leasable space or 63% compared to 58% in fiscal 2001. The leases contain varying original terms ranging from month-to-month to six years. Fiscal 2002 rental revenue increased $255,000 from $1,192,000 in fiscal 2001 to $1,447,000 in fiscal 2002. This increase was primarily the result of increased occupancy. Nonetheless, rental revenue does not cover all operating costs, yielding deficits of $716,000 and $532,000 in fiscal years 2002 and 2001 respectively. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

     OPERATING COSTS. Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling, general and administrative costs related to the ingredients and organic packaged goods businesses were charged to discontinued operations in the consolidated statements of operations in 2002 and 2001. As of the end of fiscal 2002 and 2001, the Company's total operating costs exceeded the tenant rental revenue by $618,000 and $782,000, respectively. Operating expenses increased 5% or $91,000, from $1,974,000 in fiscal 2001 to $2,065,000 in fiscal 2002. Of the $2,065,000 of operating expenses in fiscal 2002, $40,101 was due to non-cash compensation charges related to the extension of stock options and $362,500 was a result of accrued separation costs related to the resignation of the Company's CEO pursuant to the terms of a separation agreement. These nonrecurring expenses were substantially offset by reductions in other operating expenses in the areas of repairs and maintenance, energy, payroll, telephone and accounting. Efforts to reduce and/or maintain expenses continue to be an important focus of the Company.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense) consist primarily of interest income on the Company's cash balances, interest expense on mortgage debt and the change in the fair value of the Company's interest rate swap contract. Proceeds from the sale of the ingredients business received in July 1999 were used to pay off the Company's revolving bank line of credit and substantially reduce long-term debt. After this reduction of the Company's total debt, the Company had substantial unrestricted cash balances of $2.8 million and $3.3 million in fiscal 2002 and 2001, respectively. In fiscal 2002 the Company generated $102,000 of interest income, incurred $144,000 of interest expense, and recorded a decrease in the fair value of the interest rate swap contract of $59,000. This compared to $418,000 of interest income, $145,000 of interest expense and a decrease in the fair value of the interest rate swap contract of $11,000, in fiscal 2001.

     INCOME TAXES. The fiscal 2002 effective tax benefit rate decreased to 29% from the fiscal 2001 effective tax benefit rate of 33%. The decrease is due to an additional valuation allowance placed on state deferred tax assets due to the uncertainty of the future realization of such deferred tax assets and future taxable income against which the state net operating losses could be offset. The Company has continued to benefit from federal losses due to the ability to carry such losses back and offset against prior years' taxable income.

FISCAL 2001 COMPARED TO FISCAL 2000

     RENTAL REVENUE. Fiscal 2001 rental revenue remained relatively constant at $1,192,000 decreasing $5,000 from fiscal 2000.

     OPERATING COSTS. For fiscal 2001, operating costs decreased 10% or $216,000 from $2,190,000 in fiscal 2000 to $1,974,000. In fiscal 2001, the operating costs of the continuing operations began to normalize and as a result the Company experienced a reduction in the ongoing expenses. Part of this decrease was the reduction of temporary labor costs.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense) consist primarily of interest income on the Company's cash balances, interest expense on mortgage debt and the change in the fair value of the Company's interest rate swap contract. Proceeds from the sale of the ingredients business received in July 1999 were used to pay off the Company's revolving bank line of credit and substantially reduce long-term debt. After this reduction of the Company's total debt, the Company had substantial unrestricted cash balances of $3.3 million and $8.3 million in fiscal 2001 and 2000, respectively. In fiscal 2001 the Company generated $418,000 of interest income, incurred $145,000 of interest expense, and recorded a decrease in the fair value of the interest rate swap contract of $11,000, compared to $409,000 of interest income and $218,000 of interest expense in fiscal 2000.

     INCOME TAXES. The fiscal 2001 effective tax benefit rate decreased to 33% from the fiscal 2000 effective tax benefit rate of 40%. The decrease is due to a valuation allowance placed on state net operating losses generated in fiscal 2001 due to the uncertainty of the future realization of such deferred tax assets and future taxable income against which the state net operating losses could be offset.

DISCONTINUED OPERATIONS

     In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net assets of the discontinued operations in the consolidated balance sheets as of June 30, 2002 and 2001, the operating results of the discontinued operations in the consolidated statements of operations for fiscal 2002, 2001, and 2000 and the cash flows from discontinued operations in the consolidated statements of cash flows for fiscal 2002, 2001, and 2000.

     For fiscal 2002, the Company recorded an after-tax gain from discontinued operations of $16,000. This compares to an after-tax gain from discontinued operations of $161,000 for 2001 and $3,151,000 for 2000. The decreases in 2001 and 2002 are a result of the decrease in available discontinued assets to sell and the completion of the wind-down of discontinued operations.

     In fiscal 2000, the Company recorded after-tax earnings from discontinued operations of $32,000 on sales of $9.5 million for the ingredients business and $2.2 million for the organic packaged goods business.

     The Company is actively marketing all remaining assets of its discontinued businesses (primarily food storage inventory), but there can be no assurances that there will be a sale of all or any of the remaining assets. All of these assets have been fully reserved.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash of $ 3.4 million at June 30, 2002 (of which $600,000 is restricted), and current maturities of long-term debt of $61,000. Although the Company generated a pre-tax loss of $716,000 from operating activities, the Company generated positive cash flow from operating activities of $414,000. The decrease in the cash balance of $567,000, from $3.9 million at June 30, 2001 to $3.4 million at June 30, 2002, was primarily a result of the investment of $803,000 in MetroPCS, Inc. and capital expenditures of $129,000 offset by cash flows of $414,000 generated from operating activities.

     During December 2000, the Company entered into an agreement with its sole lender to modify the terms of its lending agreement. As a result, the financial based debt covenant was amended. The new covenant required the Company, at the end of each fiscal year, to maintain a debt service coverage ratio at least 1.15 to 1. Until such time as this ratio reaches 1.25 to 1, the Company was required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan. As of August 15, 2001, the Company and the bank agreed to a Restated and Amended Addendum ("Addendum") to this agreement. This Addendum amended and restated the provisions of the agreement stated above. The new Addendum requires that the Company, at the end of each fiscal year, maintain a debt service coverage ratio of at least 1.05 to
1. It still requires that until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. In addition to the lien on the Real Property (South Property only) it grants the bank a lien on a money market account, in the amount of $90,000. Management is confident that in the future it can remain in compliance with this new debt service coverage ratio. The $90,000 Money Market account balance is part of, not an addition to, the restricted unencumbered cash balance of $600,000. As of June 30, 2002, the Company's debt service ratio was 1.18 to 1. Consequently, $600,000 is classified as restricted cash on the accompanying balance sheet.

     The Company has a variable rate borrowing tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company entered into an interest rate swap contract. Under the terms of the interest rate swap, the Company exchanges - monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100,000. The notional amount is amortized monthly based on the Company's principal payments and was $1,917,000 as of June 30, 2002. The interest rate contract has a five-year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. In accordance with Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the Company reports all changes in the fair value of its swap contract in earnings. During the year ended June 30, 2002, the Company recorded a decrease in the fair value of this swap contract of $59,000. This amount is included in interest expense.

     The Company has committed itself to a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of June 30, 2002, the

Company had invested $1,402,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $1,598,000 will be funded in several installments throughout the fiscal year ending June 30, 2003. Subsequent to year-end, an additional $522,200 was funded on August 12, 2002.

     In December 2000, the Company repurchased and retired 112,000 warrants for $112,000. The warrants represented a right to purchase 112,000 shares of common stock and had an exercise price of $8 per share. The warrants were originally assigned a valued of $456,000. Common stock was increased by the difference between the repurchase price and the originally assigned value.

     During fiscal 2001, the Company repurchased 500,000 shares of the Company's stock at $8.00 per share in a tender offer. The tender offer was oversubscribed, as 777,000 shares were tendered resulting in the pro rated repurchase of 64% (500,000 shares) of the tendered shares. In July 2002 the transfer company handling this tender offer reimbursed the Company $3,120 for 390 shares at $8.00 per share. These shares could not be processed due to improper paper work submitted during the tender offer and as a result the funds were ultimately reimbursed to the Company.

     On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with its President and Chief Executive Officer, Mr. Gary L. Hess ("Mr. Hess") replacing Mr. Hess existing employment agreement. Pursuant to the separation agreement, Mr. Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Mr. Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2002. Mr. Hess has been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished goods inventory and other Perma-Pak property (inventory and property related to discontinued operations) and will receive commissions as such sales occur. As part of the separation agreement, Mr. Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Mr. Hess elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. Mr. Hess elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Mr. Hess up to $447,370 to allow Mr. Hess to exercise the aforementioned options. Mr. Hess elected to borrow $400,000 to exercise 80,000 stock options at $5 per share. The note dated January 28, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The
Note is payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9,474 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22,501.

     On September 4, 2001, the Company authorized the waiver of the provision of Mr. Craig R. Stapleton's (a shareholder and former director) stock options, providing for the termination of the options 90 days following service. Consequently, Mr. Stapleton's option to purchase 10,000 shares was extended, and a one-time non-cash compensation charge of $18,000 was recorded in September 2001.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the financial statements). The Company believes that of its significant accounting policies (see Note 1 to the financial statements), the following may involve a higher degree of judgment and complexity.

     The most critical accounting policies were determined to be those related to: valuation of the Company's investment in MetroPCS, discontinued operations reserves and the valuation allowances on deferred tax assets.

VALUATION OF INVESTMENT IN METROPCS

     The investment in MetroPCS is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS, to evaluate the fair value of this investment. This process is based primarily on information that we request from MetroPCS and conversations with MetroPCS management. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is a privately held company, it is not subject to the same disclosure requirements of public companies and as such, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. If as a result of the review of this information, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to "loss on investments" on the consolidated statements of operations.

DISCONTINUED OPERATIONS RESERVES

     As a result of the discontinuance of the Company's industrial ingredients and organic packaged goods businesses, the Company established reserves to account for potential charges that are expected to arise in future periods related to discontinued operations. Remaining reserves as of June 30, 2002 are as follows: (1) A reserve of $74,000 related to a potential shortfall in the sublease of the Company's former corporate headquarters. This reserve may be more than adequate if the current sublessee chooses to exercise its option through the term of the original lease. If they do not, then the reserve may not be adequate if the Company cannot find another sublessee to take over the lease at the same rate for the remainder of the term of the original lease. (2) A reserve of $132,000 for repairs to the North Property related to the expenses necessary to modify the facility from a food processing operation to a multi-tenant property. Once this reserve is depleted if there are any additional repairs needed to complete this modification of the facility, these expenses will be charged directly against "operating expenses" on the consolidated statement of operations to the extent they are not capitalizable. Additionally all remaining assets of discontinued operations (primarily inventory) are fully reserved.

VALUATION ALLOWANCE ON DEFERRED TAXES

     The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company continues to post losses from its continuing operations. The losses have generated federal tax net operating losses ("NOLs") which have been carried back to offset prior years' taxable income. As a result the Company expects to receive a tax refund from the Internal Revenue Service of $75,000 related to fiscal 2002, and received refunds of $250,442 in fiscal 2001 and $763,768 in fiscal 2000. After the carryback of the June 30, 2002 Federal NOL there are no remaining federal NOLs as of June 30, 2002. For state tax purposes, California does not allow corporations to carryback their NOLs, corporations can only carry forward 55% of the NOLs to future years to offset net operating profits. Furthermore, state net operating losses will begin to expire in fiscal 2005. As a result, the Company has established a valuation allowance for state deferred tax assets for which future realization is uncertain. At June 30, 2002, the Company had recorded, net deferred tax assets of $366,000.

SUBSEQUENT EVENTS

STOCK OPTIONS

     On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation and will encourage officers, directors, consultants and other key employees of the Company and its affiliates to attain high performance and encourage stock ownership in the Company. The 2002 Plan is intended to serve as the successor program to the Company's previously adopted 1996 Stock Option Plan. The 2002 Plan will be presented to the Company's shareholders for adoption at the Company's 2002 Annual Meeting of Shareholders to be held on October 30, 2002. Following its adoption by the shareholders, no further options will be granted under the 1996 Stock Option Plan. Currently, 142,026 shares are available for issuance under the 1996 Stock Option Plan. A total of 75,000 shares of common stock will be reserved for issuance under the 2002 Plan. the adoption of the 2002 Plan reduces the number of shares available for stock option grants from 142,026 to 75,000 shares.

     On July 31, 2002, the Company's Board of Directors granted options under the 2002 Plan exercisable in the aggregate for 22,500 shares of common stock to the following Directors: Roger S. Mertz - 7,500, David J. Bugatto - 5,000, Gary
L. Hess - 5,000, Fredric Selinger - 5,000. In addition to the Directors, the Board of Directors also granted options under the 2002 Plan exercisable in the aggregate for 1,700 shares of common stock to other officers and employees. All of these common stock options were granted at the market price on the date of grant of $7.20 per share.

METROPCS INVESTMENT

On August 12, 2002, the Company made an additional investment of $522,200 in MetroPCS, Inc., as part of its total $3.0 million commitment. After this payment the Company is committed to make an additional investment of $1,076,000. The Company anticipates this investment will be made by the end of the 2003 fiscal year.

MINIMUM LEASE INCOME

     The Company has been leasing warehouse space, generating revenues of $1,447,000 in 2002, $1,192,000 in 2001 and $1,197,000 in 2000. The leases have varying terms, which range from month-to-month to expiration dates through 2008. As of June 30, 2002, assuming none of the existing leases is renewed or no additional space is leased, the following will be the future minimum lease income (in thousands):

                     YEAR ENDING
                        JUNE 30
                     --------------
                         2003                            1,106
                         2004                            1,040
                         2005                              998
                         2006                              791
                         2007                              241
                         Thereafter                         29
                                                        ------
                            Total                       $4,205
                                                        ======


RELATED PARTY TRANSACTIONS

David J. Bugatto, director, has entered into an independent consulting agreement with the Company, whereby Mr. Bugatto will provide real estate consulting services to the Company for a monthly fee of $2,500. In addition, in the event that either of the Company's Sonoma County properties are sold during the term of the agreement, Mr. Bugatto would be paid a fee of 2.5% of the sales price if no broker commission is involved and 1.25% of the sales price if a broker is involved in the sale. In the event that either property is refinanced during the term of the agreement, Mr. Bugatto will be paid a fee equal to 1% of the amount of the proceeds received by the Company in excess of its current debt. The agreement is effective until the earlier of its termination by either party or December 31, 2003. During fiscal 2002, the Company paid Mr. Bugatto $36,000, for real estate consulting services. As of June 30, 2002, there were no amounts payable to Mr. Bugatto.

Gary L. Hess, director and former President and Chief Executive Officer, has entered into an independent agreement with the Company to sell its remaining Perma-Pak inventory and equipment. During fiscal 2002, the Company incurred $9,000 in commissions under this agreement. As of June 30, 2002, there was $2,000 payable to Mr. Hess. On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with Mr. Hess, replacing his existing employment agreement. Pursuant to the separation agreement, Mr. Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Mr. Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2002. As part of the separation agreement, Mr. Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Mr. Hess elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. Mr. Hess elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Mr. Hess up to $447,370 to allow Mr. Hess to exercise the aforementioned options. Mr. Hess elected to borrow $400,000 to exercise 80,000 stock options at $5 per share. The note dated January 28, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note is payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9,474 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22,501.

Roger S. Mertz, Chairman of the Board, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm serves as the Company's general counsel. During 2002, 2001, and 2000, the Company incurred $186,000, $214,000 and $271,000 respectively, for legal services from this firm and from another firm of which Mr. Mertz was a partner prior to October 16, 1999. There were no amounts payable to this law firm as of June 30, 2002.

On September 4, 2001, the Company authorized the waiver of the provision of Mr. Craig R. Stapleton's (a shareholder and former director) stock options, providing for the termination of the options 90 days following service. Consequently Mr. Stapleton's option to purchase 10,000 shares was extended, and a one-time non-cash compensation charge of $18,000 was recorded in September 2001.

Thomas R. Eakin, CFO, entered into an independent consulting agreement with the Company, whereby Mr. Eakin will provide financial management and accounting services to the Company. During fiscal 2002, the Company incurred $51,000 for financial management and accounting consulting services. As of June 30, 2002, there were no amounts payable to Mr. Eakin. The independent consulting agreement terminated on June 30, 2002. Subsequent to year-end, the Company entered into a new Consulting Agreement with Mr. Eakin. Under the agreement, Mr. Eakin will provide financial management and accounting services to the Company. Mr. Eakin is compensated at an hourly billing rate of $110 per hour, plus expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Consolidated Financial Statements and Consolidated Financial Statement Schedule

Independent Auditor's Report...............................................  F-1

Consolidated Balance Sheets at June 30, 2002 and 2001......................  F-2

Consolidated Statements of Operations for the years ended
June 30, 2002, 2001 and 2000...............................................  F-3

Consolidated Statements of Changes in Shareholders' Equity
for the years ended June 30, 2002, 2001 and 2000...........................  F-4

Consolidated Statements of Cash Flows for the years ended
June 30, 2002, 2001 and 2000...............................................  F-5

Notes to Consolidated Financial Statements.................................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
SonomaWest Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of SonomaWest Holdings, Inc. (a California corporation) and Subsidiary as of June 30, 2002 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SonomaWest Holdings, Inc. and Subsidiary as of June 30, 2001 and for the years ended June 30, 2001 and 2000, were audited by other auditors whose report dated August 6, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. and Subsidiary as of June 30, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


GRANT THORNTON LLP

San Francisco, California,
August 2, 2002

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)


                                                                           2002       2001
                                                                          ------------------
ASSETS

CURRENT ASSETS:
  Cash                                                                    $ 2,769    $ 3,336
  Restricted cash (see note 3)                                                600        600
  Accounts receivable, less allowances for uncollectible accounts of $6
    and $10 in fiscal 2002 and 2001, respectively                             118         97
  Other receivables                                                            20        124
  Prepaid income taxes                                                         75        287
  Prepaid expenses and other assets                                           121        129
  Current deferred income taxes, net                                          335        263
                                                                          ------------------
             Total current assets                                           4,038      4,836
                                                                          ------------------
RENTAL PROPERTY, net                                                        1,917      2,252
                                                                          ------------------
INVESTMENT, at cost                                                         1,402        599
                                                                          ------------------
DEFERRED TAXES                                                                 31       --
                                                                          ------------------
PREPAID COMMISSIONS AND OTHER ASSETS                                           82       --
                                                                          ------------------
             Total assets                                                 $ 7,470    $ 7,687
                                                                          ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                    $    61    $    57

  Accounts payable                                                            108         70
  Unearned rents and deposits                                                 282        176
  Accrued payroll and related liabilities                                     253         52
  Accrued expenses                                                            290        241
  Net liabilities of discontinued operations                                  219        281
                                                                          ------------------
             Total current liabilities                                      1,213        877
                                                                          ------------------
LONG-TERM DEBT, net of current maturities                                   1,856      1,917
                                                                          ------------------
DEFERRED INCOME TAXES, net                                                   --           45
                                                                          ------------------
             Total liabilities                                              3,069      2,839
                                                                          ------------------
SHAREHOLDERS' EQUITY:
  Preferred stock:  2,500 shares authorized; no shares outstanding           --         --
  Common stock:  5,000 shares authorized, no par value; 1,105 and 1,024
    shares outstanding in fiscal 2002 and 2001, respectively                2,633      2,187
  Stock subscription receivable                                              (400)      --
  Retained earnings                                                         2,168      2,661
                                                                          ------------------
             Total shareholders' equity                                     4,401      4,848
                                                                          ------------------
             Total liabilities and shareholders' equity                   $ 7,470    $ 7,687
                                                                          ==================


 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  2002       2001        2000
                                                                ---------- ---------- -----------

RENTAL REVENUE                                                  $ 1,447    $ 1,192    $ 1,197
                                                                -----------------------------

OPERATING COSTS                                                   2,065      1,974      2,190
                                                                -----------------------------

INTEREST AND OTHER INCOME (EXPENSE), NET                            (98)       250        204
                                                                -----------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX                  (716)      (532)      (789)

BENEFIT FOR INCOME TAXES                                           (205)      (177)      (316)
                                                                -----------------------------

NET LOSS FROM CONTINUING OPERATIONS                                (511)      (355)      (473)
                                                                -----------------------------

DISCONTINUED OPERATIONS:
   Earnings from discontinued operations, net of income taxes      --         --           32
   Gain on sale of discontinued operations, net of income
   taxes                                                             16        161      3,151
                                                                -----------------------------

NET EARNINGS FROM DISCONTINUED OPERATIONS                            16        161      3,183
                                                                -----------------------------

NET EARNINGS (LOSS)                                             $  (495)   $  (194)   $ 2,710
                                                                =============================

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic                                                          1,052      1,291      1,520
   Diluted                                                        1,061      1,319      1,548

EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations:
     Basic                                                      $ (0.49)   $ (0.27)   $ (0.31)
     Diluted                                                    $ (0.49)   $ (0.27)   $ (0.31)

   Discontinued operations:
     Basic                                                      $  0.02    $  0.12    $  2.09
     Diluted                                                    $  0.02    $  0.12    $  2.06
   Net earnings (loss):
     Basic                                                      $ (0.47)   $ (0.15)   $  1.78
     Diluted                                                    $ (0.47)   $ (0.15)   $  1.75


  The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                               WARRANTS
                                                                                  FOR          STOCK                        TOTAL
                                                                                COMMON     SUBSCRIPTIONS     RETAINED   SHAREHOLDERS
                                                      COMMON STOCK               STOCK       RECEIVABLE      EARNINGS      EQUITY
                                                 ----------------------
                                                  NUMBER
                                                 OF SHARES       AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                              1,519        $ 2,890        $   456       $  --          $ 3,164        $ 6,510

Net earnings                                         --             --             --            --            2,710          2,710
Issuance of common stock                                3             15           --            --             --               15
                                                  ---------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000                              1,522        $ 2,905        $   456       $  --          $ 5,874        $ 9,235
                                                  ----------------------------------------------------------------------------------

Net loss                                             --             --             --            --             (194)          (194)
Repurchase of Common Stock                           (500)        (1,068)          --            --           (3,019)        (4,087)
Repurchase and Retire Warrants                                       344           (456)         --                            (112)
Issuance of common stock                                2              6           --            --             --                6
                                                  ----------------------------------------------------------------------------------

BALANCE, JUNE 30, 2001                              1,024        $ 2,187        $  --         $  --          $ 2,661        $ 4,848
                                                  ----------------------------------------------------------------------------------

Net loss                                             --             --             --            --             (495)          (495)
Tender offer reimbursement                           --                1           --            --                2              3
Exercise of stock options                              80            400           --            (400)          --             --
Non-cash stock compensation                          --               40           --            --             --               40
Issuance of common stock                                1              5           --            --             --                5
                                                  ----------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002                              1,105        $ 2,633        $  --         $  (400)       $ 2,168        $ 4,401
                                                  ==================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                           2002              2001             2000
                                                                                        -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                                  $   (495)         $   (194)         $  2,710
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Earnings from discontinued operations, net                                           --                --                 (32)
      Gain on sale of discontinued operations, net                                          (16)             (161)           (3,151)
      Non-cash stock compensation charge                                                     40              --                --
      Depreciation and amortization expense                                                 383               419               414
      Changes in assets and liabilities:
        Accounts receivable, net                                                            (21)               13              (110)
        Other receivables                                                                   104              (124)             --
        Deferred income tax provision (benefit)                                            (148)              256             1,884
        Prepaid commissions and other assets                                                (82)             --                --
        Prepaid income taxes                                                                212               529              (250)
        Prepaid expenses and other assets                                                     8               (42)               78
        Accounts payable and accrued expenses                                                87               164               (65)
        Accrued payroll and related liabilities                                             201               (26)             (199)
        Unearned rents and deposits                                                         106                33               140
                                                                                        -------------------------------------------
                                                                                            874             1,061            (1,291)
                                                                                        -------------------------------------------
             Net cash provided by continuing operations                                     379               867             1,419
                                                                                        -------------------------------------------
             Net cash provided by discontinued operations                                    35               144            11,887
                                                                                        -------------------------------------------
             Net cash provided by  operating activities                                     414             1,011            13,306
                                                                                        -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (129)              (25)             (179)
  Investment in MetroPCS                                                                   (803)             (599)             --
  Investing activities of discontinued operations                                          --                --               2,099
                                                                                        -------------------------------------------
             Net cash provided by (used in) investing
               activities                                                                  (932)             (624)            1,920
                                                                                        -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the line of credit                                                      --                --               3,727
  Payments on the line of credit                                                           --                --              (9,472)
  Principal payments of long-term debt                                                      (57)              (53)           (1,414)
  Principal payments of shareholder debt                                                   --                (564)             (271)
  Stock repurchase                                                                            3            (4,087)             --
  Warrant repurchase                                                                       --                (112)             --
  Issuance of common stock                                                                    5                 6                15
                                                                                        -------------------------------------------
             Net cash used for financing activities                                         (49)           (4,810)           (7,415)
                                                                                        -------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                            (567)           (4,423)            7,811
CASH AT BEGINNING OF YEAR (of which $600 is restricted as
  of July 1, 2001)                                                                        3,936             8,359               548
                                                                                        -------------------------------------------
CASH AT END OF YEAR (of which $600 is restricted as of
  June 30, 2002 and 2001)                                                              $  3,369          $  3,936          $  8,359
                                                                                        ===========================================

  The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SonomaWest Holdings, Inc., formerly Vacu-dry Company, (SonomaWest or the Company) was incorporated in 1946 and currently operates as a real estate management and rental company with an investment in MetroPCS, Inc., a privately held telecommunications company. Its rental operations include industrial/agricultural property, some of which was formerly used by the Company in its discontinued businesses. This commercial property is now being rented to third parties. Prior to June 30, 2000 the Company operated in three business segments: organic packaged goods, real estate, and ingredients. In July 1999, the Company consummated an asset purchase agreement to sell the majority of its ingredients business (see Note 2). In the third quarter of fiscal 2000, the Company discontinued its organic packaged goods business, operated through a subsidiary, Made In Nature Company, Inc. (MINCO), and has sold the assets related to this segment (see Note 2).

BASIS OF PRESENTATION

The accompanying financial statements include the accounts of SonomaWest and its 85 percent-owned subsidiary, MINCO. As of June 30, 2001, all of the remaining assets of MINCO have been sold and in 2002 MINCO was liquidated. The accompanying consolidated statements of operations reflect the financial results of MINCO as part of discontinued operations. All significant intercompany transactions have been eliminated in consolidation.

DISCONTINUED OPERATIONS

In July 1999, the Company consummated the sale of its processed apple products business line to Tree Top, Inc. (see Note 2). Subsequent to the sale, the Company decided to discontinue its entire ingredients segment and began pursuing potential buyers for other product lines within that segment. In January 2000, the Company decided to discontinue its entire organic packaged goods business and sold a significant portion of MINCO's assets to Premier Valley Foods, Inc. (see Note 2). The Company's continuing operations consist of its real estate management, rental operations and an investment in MetroPCS. As a result of these decisions, SonomaWest has classified its ingredients and organic packaged goods operations as discontinued operations for all years presented and, accordingly, has segregated the net assets and liabilities of the discontinued operations in the consolidated balance sheets as of June 30, 2002, 2001 and 2000.

As of June 30, 2002 the Company has disposed of all discontinued assets with the exception of certain inventories and fixed assets related to the Perma-Pak product line, which have been fully reserved.

The Company has a net liability for discontinued operations of $219, which consists of reserves of $74 for potential sublease shortfalls related to its lease at Stony Point Circle in Santa Rosa (the Company's former corporate headquarters) and $132 for repairs to the North Property. Both reserves were recorded in fiscal 2000, when the related operations were discontinued. The rental repairs reserve is reduced as the Company readies existing property for rental. Also included in liabilities for discontinued operations is $13 related to a prepaid deposit for the purchase of Perma-Pak inventory.

All corporate overhead costs are presented as a component of continuing operations.

SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION



                                              2001           2001           2000
                                     -------------------------------------------
Cash paid for:
   Interest                                   $145           $159           $326
                                     ===========================================

   Income taxes                               $  2           $  2           $420
                                     ===========================================

INVENTORIES

As of June 30, 2002 the Company's remaining inventories of $1,563 consist solely of Perma-Pak food storage items, priced using the first-in, first-out (FIFO) method and are fully reserved.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

                 Buildings and improvements         5 to 45 years
                 Machinery and office equipment     3 to 15 years

The remaining machinery and equipment of the discontinued operations is fully reserved.

Rental property consists of the following as of June 30:

                                                            2002           2001
                                                         ----------------------

Land                                                     $   231        $   231
Buildings, machinery and improvements                      6,649          6,649
Office equipment and autos                                   143            370
Construction in progress                                      80             12
                                                         ----------------------

        Total rental property                              7,103          7,262

Accumulated depreciation                                  (5,186)        (5,010)
                                                         ----------------------

        Net rental property                              $ 1,917        $ 2,252
                                                         ======================

Improvements  that  extend  the  life  of  the  asset  are  capitalized;   other
maintenance and repairs are expensed. The cost of maintenance and repairs was $63 in 2002, $139 in 2001, and $113 in 2000.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values.

PREPAID COMMISSIONS

The Company capitalizes rental commissions paid to real estate brokers and amortizes these commission over the term of the lease.

EARNINGS PER SHARE CALCULATION

The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share." In 2002, 2001 and 2000, the effect of potentially dilutive stock options and warrants has not been computed where the effect would be anti-dilutive due to a loss from continuing operations, discontinued operations and/or a net loss.

INCOME TAXES

The Company records income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the Company to compute deferred taxes based upon the amount of taxes payable in future years after considering changes in tax rates and other statutory provisions that will be in effect in those years.

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards. A valuation allowance is provided for deferred tax assets, if their realization is uncertain.

REVENUE

The Company recognizes rental income on a straight-line basis over the term of occupancy in accordance with the provisions of the leases.

CONCENTRATION OF CREDIT RISK

The Company has one major tenant, Benziger Family Winery, the loss of which would have a material adverse effect on the operating results of the real estate operations. Benziger Family Winery accounted for 21%, 26% and 21% of the rental revenues for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. In addition, Benziger Family Winery accounted for and 26% and 33% of the accounts receivable balance as of the fiscal years ended June 30, 2002 and 2001, respectively.

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

Pursuant to the terms of his separation agreement (see Note 11), Gary L. Hess (the Company's former President and Chief Executive Officer) was granted an extension of his option to purchase 9 shares of the Company's common stock. As a result, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22.

On September 4, 2001 the Company authorized the waiver of the provision of Mr. Craig R. Stapleton's (a shareholder and former director) stock options, providing for the termination of his options 90 days following service. Consequently Mr. Stapleton's option to purchase 10,000 shares was extended and a one-time non-cash compensation charge of $18 was recorded in September 2001.

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

DERIVATIVES

The Company has a variable rate borrowing tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company has entered into an interest rate swap contract. Under the terms of the swap contract, the Company exchanges monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100. The notional amount is amortized monthly based on the Company's principal payments and was $1,917 as of June 30, 2002. The interest rate contract has a five-year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. In accordance with Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") the Company reports all changes in fair value of its swap contract in earnings. During the year ended June 30, 2002, the Company recorded a decrease in the value of this swap of $59. This amount is included in interest expense.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the current year presentation adopted for fiscal 2002 and as required with respect to discontinued operations.

2. DISCONTINUED OPERATIONS:

In July 1999, the Company consummated an asset purchase agreement (the Purchase Agreement) with Tree Top, Inc. The Purchase Agreement included the sale of all intangible assets (primarily trademarks, know-how, and customer lists) and certain of the equipment relating to the Company's processed apple products line. Although the Purchase Agreement excluded other product lines within the Company's ingredient segment, the Company decided to actively seek buyers for the remaining product lines of the ingredients segment and has discontinued production of all ingredients segment products. Consequently, the ingredients segment has been presented as a discontinued operation in the accompanying consolidated financial statements for all periods presented. The purchase price for the sale of the processed apple products line of $12,000 was paid in cash at the closing date of the sale on July 30, 1999. In addition, equipment with a net book value of $1,478 was sold for $500, and apple product inventories with a cost of $1,700 were sold for $1,900.

In the third quarter of fiscal 2000, the Company decided to dispose of its organic packaged foods operations. Accordingly, the organic packaged foods segment is included in discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company received

$1,100 for all intellectual property, consisting of the Made In Nature brand name and all related trademarks, and certain dried fruit inventory of the organic packaged goods segment from Premier Valley Foods, Inc. in May 2000. All of the remaining assets of this segment had been disposed of as of June 30, 2001.

During fiscal 2000, the Company recorded a net after-tax gain of $3,200 from the sale of the processed apple product line and the disposal of the remaining product lines of the ingredients segment and the organic packaged foods segment. The net after-tax gain included $16,100 of proceeds from the sales offset by: a) the write-down of assets related to the discontinued segments to their estimated net realizable value (assets which were impaired as a direct result of the decision to discontinue the segments); b) costs incurred in closing the discontinued segments (consisting primarily of severance costs, professional fees, relocation costs and lease buy-outs); c) estimated operating losses to be incurred during the wind-down period; and d) losses on sale of equipment.

During fiscal 2001, the Company recorded an after tax gain of $161 related to the wind-down of the ingredients and organic packaged foods segment. This gain was a result of product sold at higher than anticipated prices and residual equipment sales.

During fiscal 2002, the Company recorded an additional after tax gain of $16 related to the wind-down of the ingredients and organic packaged foods segment.

The Company's remaining line of business is its real estate management, rental operations and an investment in MetroPCS, Inc.

Summarized historical information of the discontinued operations is as follows:

                                                         FISCAL YEAR ENDED JUNE 30
                                                    ---------------------------------
                                                        2002       2001         2000
                                                    ---------------------------------
Income statement data:
Revenues                                            $     --     $     --     $ 9,264
Costs and expenses                                        --           --      (9,211)
                                                    ---------------------------------

        Operating income                                  --           --          53

Income tax provision                                      --           --         (21)
                                                    ---------------------------------

        Income  from discontinued operations, net
          of income taxes                           $     --     $     --     $    32
                                                    =================================

                BALANCE SHEET DATA:                    June 30, 2002    June 30, 2001
                                                    ---------------------------------
Liability related to the decision to discontinue             219              281
   the segments (primarily rental repairs and lease
   obligations)
                                                    ---------------------------------

      Net liabilities of discontinued operations      $      219       $      281
                                                    =================================

Summarized historical information of the discontinued operations reserves is as follows:

                                        JUNE 30, 2002   JUNE 30, 2000   JUNE 30, 2000
                                        -------------   -------------   -------------

Beginning Balance                          $  281         $  394              --


Additions to Reserve                           --             48             3,551

Reserves Utilized                             (62)          (161)           (3,157)
                                        ----------------------------------------------

  Liability for severance, transaction
  costs, wind-down costs and other
  liabilities related to the decision to
  discontinue the segments                 $  219         $  281             $ 394
                                        =============================================

3. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                           2002         2001
                                                                       --------------------------

Note payable: five-year note, interest synthetically fixed at 7.35 percent, interest and principal due monthly, maturing in
    December 2003, secured by real property                                 1,917         1,974

Less:  Current maturities                                                   (61)          (57)
                                                                       --------------------------

                Long-term debt                                         $  1,856      $  1,917
                                                                       ==========================

During December 2000, the Company entered into an agreement with its sole lender to modify the terms of its lending agreement. As a result, the financial based debt covenant was amended. The new covenant required the Company, at the end of each fiscal year, to maintain a debt service coverage ratio at least 1.15 to 1. Until such time as this ratio reaches 1.25 to 1, the Company was required to maintain restricted, unencumbered cash or marketable securities of at least $600. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan. As of August 15, 2001, the Company and the Bank agreed to a Restated and Amended Addendum to this agreement. This addendum amended and restated the provisions of the agreement stated above. The new addendum requires that the Company, at the end of each fiscal year, maintain a debt service coverage ratio of at least 1.05 to 1. It still requires that until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600. In addition to the lien on the Real Property (South Property only) it grants the bank a lien on a Money Market account, in the amount of $90. Management is confident that in the future it can remain in compliance with this new debt service coverage ratio. The $90 Money Market account balance is part of, not an addition to, the restricted unencumbered cash balance of $600. As of June 30, 2002, the Company's debt service ratio was 1.18 to 1. Consequently, $600 is classified as restricted cash on the accompanying balance sheet.

Maturities of long-term debt are as follows:

                            YEAR ENDING
                              JUNE 30
                          ----------------
                               2003               61
                               2004            1,856
                                           ----------
                                  Total    $   1,917
                                           ==========

4. INCOME TAXES:

The following is a summary of the Company's provision (benefit) for income taxes:

                                2002          2001          2000
                            -------------------------------------
Current:
    Federal                 $    (75)     $   (288)     $    (60)
    State                          -             -           (18)
Deferred:
    Federal                     (153)          194         1,448
    State                         29             -           436
                            -------------------------------------
      Provision (benefit)   $   (199)     $    (94)     $  1,806
                            =====================================

The components of the provision (benefit) related to continuing operations and discontinued operations are as follows:

                                2002          2001          2000
                            -------------------------------------
Continuing operations       $   (205)     $   (177)     $   (316)
Discontinued operations            6            83         2,122
                            -------------------------------------
    Provision (benefit)     $   (199)     $    (94)     $  1,806
                            =====================================

A reconciliation of the income tax provision (benefit) to the expected provision (benefit) at the federal statutory income tax rate is as follows:

                                          2002      %       2001       %        2000       %
                                        ---------------------------------------------------------
Provision (benefit) at federal          $ (236)      34%   $ (98)      34%    $ 1,535      34%
    statutory rate
State taxes, less federal tax benefit      (40)       6%     (17)       6%       260        6
Valuation allowance on state tax            60       (9%)     17       (6%)
    deferreds
Tax credits and other                       17       (2%)      4       (1%)       11        -
                                        ---------------------------------------------------------
        Total provision (benefit)       $ (199)      29%   $ (94)      33%    $ 1,806      40%
                                        =========================================================

Temporary differences that gave rise to deferred tax assets and liabilities for 2002 and 2001 were as follows:

                                        2002              2001
                                   ----------------------------------
Deferred tax assets:
    Employee benefit accruals      $       93        $       13
    Bad debt reserves                       2                 4
    Discontinued operations
        reserves                          217               241
    Depreciation                           32                 -
    Interest rate swap                     28                 -
    Net operating losses                   68                32
    Other                                  52                39
                                   ----------------------------------
        Total deferred tax assets         492               329
                                   ----------------------------------
Deferred tax liabilities:
    Depreciation                            -               (45)
    Property taxes                        (34)              (34)
                                   ----------------------------------
        Total deferred tax
           liabilities                    (34)              (79)
                                   ----------------------------------
Valuation allowance                       (92)              (32)
                                   ----------------------------------
                                   $      366        $      218
                                   ==================================

As of June 30, 2002, the Company had state net operating loss carryforwards of approximately $1,200, which are fully reserved for. The company has no federal net operating loss carryforwards as of June 30, 2002.

5.  STOCK REPURCHASE:

In December 2000, the Company repurchased and retired 112 warrants for $112. The warrants represented a right to purchase 112 shares of common stock and had an exercise price of $.008 per share. The warrants were originally assigned a value of $456. Common stock was increased by the difference between the repurchase price and the originally assigned value.

In October 2000, the Company's Board of Directors authorized the repurchase of up to 500 shares of the Company's stock at $.008 per share in a tender offer. In the fourth quarter of fiscal 2001, 777 shares were tendered resulting in the pro rated repurchase of 64% (500 shares) of the tendered shares. In July 2002, the transfer company handling this tender offer, reimbursed the Company $3 for 0.4 shares. These shares could not be processed due to improper paper work submitted during the tender offer and as a result $3 was ultimately reimbursed to the Company.

6.  STOCK APPRECIATION RIGHTS PLAN:

In fiscal 2002, the Company terminated its stock appreciation rights (SAR) plan. In prior years, key employees were granted rights entitling them to market price increases in the Company's stock. As of June 30, 2001 and 2000, 100 SARs were authorized. The Company has not granted SARs since 1995, and all employees holding SARs were among those terminated during fiscal 2000 in connection with the discontinuation of the ingredients segment. As a result, all remaining SARs were canceled during fiscal 2000. In 2002, 2001, and 2000, there was no charge against earnings as a result of the SAR plan.

7.  EMPLOYEE STOCK PURCHASE PLAN:

In fiscal 2002, the Company terminated its Employee Stock Purchase Plan. Prior to termination, the Plan enabled substantially all employees to purchase a specified number of shares of the Company's common stock at 85 percent of the market value on the first or last business day of the quarterly offering period, whichever is lower. A maximum of 100 shares was authorized for issuance over the ten-year term of the plan that began on January 1, 1994. The following shares were issued under the terms of the plan during the five fiscal years ending June 30:

                      SHARES       AVERAGE PRICE
                      ISSUED         PER SHARE
                  -------------------------------
      2002               1            $  6.00
      2001               1            $  5.58
      2000               3            $  5.19
      1999               8            $  6.34
      1998               7            $  4.98

8.  EMPLOYEE STOCK OPTION PLAN:

During 1996, the Board of Directors (the Board) approved a stock option plan (the Plan) for employees and nonemployee consultants authorizing issuance of options for up to 90 shares of common stock. In 1998, the Plan limit was increased to 150 shares of common stock, and in 1999, the Plan limit was increased to 275 shares of common stock. The Plan includes incentive stock options (ISOs) and nonqualified stock options (NSOs). Some of the terms and conditions of the Plan are different for ISOs and NSOs. The purchase price of each ISO granted will not be less than the fair market value of the Company's common shares at the date of grant. The purchase price of each NSO granted shall be determined by the Board in its absolute discretion, but in no event shall such price be less than 85 percent of the fair market value at the time of grant. NSO and ISO options granted have a ten-year life from the date of grant. Vested options can be exercised until the earlier of: 1) their expiration; or 2) 90 days from the termination of the employment or consulting relationship. Options normally vest in 25% annual increments from the date of hire; however, the 25 stock options granted in fiscal 2002 were granted fully vested.

The number of shares available for granting future options was 142 as of June 30, 2002, 167 as of June 30, 2001, and 128 as of June 30, 2000.

During May 1999, the Company modified its 1996 Stock Option program (the Plan) to include all nonbargaining employees. The modification allowed all employees who were employed as of April 26, 1999, to participate in the Plan, resulting in the issuance of 123 stock options.

A summary of the status of the Company's stock option plan at June 30, 2002, and changes during the year ended are presented in the table below:

                                                   WEIGHTED AVERAGE
                                   OPTIONS          EXERCISE PRICE
                              ---------------------------------------
Balance, June 30, 2001                108                $  5.06
    Granted                            25                   7.48
    Cancelled                          (1)                  5.28
    Exercised                         (80)                  5.00
                              ---------------------------------------
Balance, June 30, 2002                 52                $  6.31
                              =======================================

Options outstanding, exercisable, and vested by price range at June 30, 2002, are as follows:

                                                            WEIGHTED AVERAGE   WEIGHTED AVERAGE
                           OPTIONS        OPTIONS VESTED        REMAINING        FAIR VALUE OF
                       OUTSTANDING AT     AND EXERCISABLE   CONTRACTUAL LIFE   OPTIONS GRANTED,
   EXERCISE PRICE       JUNE 30, 2002    AT JUNE 30, 2002        (YEARS)         AT GRANT DATE
--------------------- ------------------ ------------------ ------------------ ------------------
   $   5.00                   24                 17                  6.3           $    1.96
   $   5.28                    1                  -                  7.7                2.10
   $   7.48                   25                 25                  9.1                2.13
   $   8.00                    2                  2                  6.8                4.24
                      -------------------------------------                    ------------------
                              52                 44                                $    2.13
                      =====================================                    ==================

The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized for employee grants of options under the plan. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company's net earnings (loss) per share would have been reduced to the following pro forma amounts:

                                                2002          2001        2000
                                           -------------------------------------
Net earnings (loss):
    As reported                            $    (495)    $    (194)    $   2,710
    Pro forma                                   (540)         (201)        2,550
Basic earnings per share:
    As reported                                (0.47)        (0.15)         1.78
    Pro forma                                  (0.51)        (0.15)         1.68
Diluted earnings per share:
    As reported                                (0.47)        (0.15)         1.75
    Pro forma                                  (0.51)        (0.15)         1.65

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2002, 2000, 1999 and 1996 grants, respectively: weighted average risk-free interest rate of 4.78, 6.19, 5.13 and 6.61 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 25.83, 39.54, 63.85 and 37.44 percent.

Pursuant to his separation agreement (see Note 11), the Company's former President and Chief Executive Officer, Gary L. Hess, was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Mr. Hess elected to exercise his option to purchase 80 shares of his total outstanding options of 89 shares. Mr. Hess elected to extend the termination date on his option to purchase the remaining 9 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Mr. Hess up to $447 to allow Mr. Hess to exercise the aforementioned options. Mr. Hess elected to borrow $400 to exercise 80 stock options at $.005 per share. The note dated January 28, 2002 in the amount of $400 bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note is payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22.

On September 4, 2001, the Company authorized the waiver of the provision of Mr. Craig R. Stapleton's (a shareholder and former director) stock options, providing for the termination of his options 90 days following service. Consequently Mr. Stapleton's option to purchase 10,000 shares was extended, and a one-time non-cash compensation charge of $18 was recorded in September 2001.

On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation and will encourage officers, directors, consultants and other key employees of the Company and its affiliates to attain high performance and encourage stock ownership in the Company. The 2002 Plan is intended to serve as the successor program to the Company's previously adopted 1996 Stock Option Plan. The 2002 Plan will be presented to the Company's shareholders for adoption at the Company's 2002 Annual Meeting of Shareholders to be held on October 30, 2002. Following its adoption by the shareholders, no further options will be granted under the 1996 Stock Option Plan. A total of 75 shares of common stock will be reserved for issuance under the 2002 Plan.

On July 31, 2002, the Company's Board of Directors granted options under the 2002 Plan exercisable in the aggregate for 22.5 shares of common stock to the following Directors: Roger S. Mertz - 7.5, David J. Bugatto - 5.0, Gary L. Hess
- 5.0, Fredric Selinger - 5.0. In addition to the Directors, the Board of Directors also granted options under the 2002 Plan exercisable in the aggregate for 1.7 shares of common stock to other officers and employees. All of these common stock options were granted at the market price on the date of grant of $7.20 per share.

9.  COMMITMENT AND CONTINGENCIES:

The Company leases office space under an operating lease that expires in 2004. At June 30, 2002, future minimum rental payments for the operating lease (net of sublease) are as follows:

                           OPERATING LEASE (NET
                               OF SUBLEASE)
                          -----------------------
          2003                     61
          2004                     86

                          -----------------------
                                 $147
                          =======================

Rental expense under operating leases was $183 in 2002, $178 in 2001 and $176 in 2000. Related sub-lease income was $184, $178, and $37 in 2002, 2001 and 2000 respectively.

The Company has committed itself to a $3,000 minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of June 30, 2002, the Company had invested $1,402 of its $3,000 commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $1,598 will be funded in several installments throughout the fiscal year ending June 30, 2003. Subsequent to year-end $522 was funded on August 12, 2002.

LITIGATION

From time to time, the Company is a party to lawsuits and claims arising out of the normal course of business.

10.  RETIREMENT PLANS:

In fiscal 2002, the Company terminated its contributory retirement savings and profit sharing plan. The Plan called for Company contributions of one and one-half times the first 3 percent of employee contributions to the retirement savings plan. Profit-sharing contributions were derived using a specific formula based upon the Company's earnings. Company contributions to the retirement savings and profit sharing plan were $0 in 2002, $20 in 2001 and $58 in 2000.

As of fiscal 2002, there are no employees covered by a collective bargaining agreement. Prior to fiscal 2002, the Company contributed to a defined contribution plan for employees covered by a collective bargaining agreement. These contributions, funded currently, were $0 in 2002, $0 in 2001, and $144 in 2000, and were included in discontinued operations.

11.  RELATED-PARTY TRANSACTIONS:

Roger S. Mertz, Chairman of the Board, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm serves as the Company's general counsel. During 2002, 2001, and 2000, the Company incurred $186, $214 and $271 respectively, for legal services from this firm and from another firm of which Mr. Mertz was a partner prior to October 16, 1999. There were no amounts payable to this law firm as of June 30, 2002.

David J. Bugatto, director, has entered into an independent consulting agreement with the Company, whereby Mr. Bugatto will provide real estate consulting services to the Company for a monthly fee of $2.5. In addition, in the event that either of the Company's Sonoma County properties are sold during the term of the agreement, Mr. Bugatto would be paid a fee of 2.5% of the sales price if no broker commission is involved and 1.25% of the sales price if a broker is involved in the sale. In the event that either property is refinanced during the term of the agreement, Mr. Bugatto will be paid a fee equal to 1% of the amount of the proceeds received by the Company in excess of its current debt. The agreement is effective until the earlier of its termination by either party or December 31, 2003. During fiscal 2002, the Company paid Mr. Bugatto $36, for real estate consulting services. As of June 30, 2002, there were no amounts payable to Mr. Bugatto.

Gary L. Hess, director, has entered into an independent agreement with the Company to sell its Perma-Pak inventory and equipment. During fiscal 2002, the Company incurred $9 in commissions under this agreement. As of June 30, 2002, there was $2 payable to Mr. Hess. On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with its President and Chief Executive Officer, Mr. Gary L. Hess. ("Mr. Hess") replacing the Mr. Hess' existing employment agreement. Pursuant to the separation agreement, Mr. Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Mr. Hess in the amount of $12.5 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362.5 was recorded in operating expenses in the first quarter of fiscal 2002. As part of the separation agreement, Mr. Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Mr. Hess elected to exercise his option to purchase 80 shares of his total outstanding options of 89 shares. Mr. Hess elected to extend the termination date on his option to purchase the remaining 9 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Mr. Hess up to $447 to allow Mr. Hess to exercise the aforementioned options. Mr. Hess elected to borrow $400 to exercise 80 stock options at $.005 per share. The note dated January 28, 2002 in the amount of $400 bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note is payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22.

On September 4, 2001 the Company authorized the waiver of the provision of Mr. Craig R. Stapleton's (a shareholder and former director) stock options, providing for the termination of his options 90 days following service. Consequently Mr. Stapleton's option to purchase 10,000 shares was extended, and a one-time non-cash compensation charge of $18 was recorded in September 2001.

Thomas R. Eakin, CFO, entered into an independent consulting agreement with the Company, whereby Mr. Eakin will provide financial management and accounting services to the Company. During fiscal 2002, the Company incurred $51, for financial management and accounting consulting services. As of June 30, 2002, there were no amounts payable to Mr. Eakin. The independent consulting agreement terminated on June 30, 2002. On July 1, 2002, the Company entered into a new Consulting Agreement with Mr. Eakin. Under the agreement, Mr. Eakin will provide financial management and accounting services to the Company. Mr. Eakin is compensated at an hourly billing rate of $.11 per hour, plus expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Arthur Andersen LLP served as the Company's independent auditor for the fiscal year ended June 30, 2001. On July 10, 2002, upon the recommendation of the Audit Committee, the Board of Directors formally dismissed Arthur Andersen LLP as the Company's independent auditor for the fiscal year ended June 30, 2002, and retained Grant Thornton LLP. On July 10, 2002, the Company filed a Form 8-K reporting Arthur Andersen LLP's dismissal and the engagement of Grant Thornton LLP.

     Arthur Andersen LLP's reports on the Company's consolidated financial statements for each of the fiscal years ended June 30, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the fiscal years ended June 30, 2001 and 2000 and through July 10, 2002, there were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter in connection with its reports on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Company provided Arthur Andersen LLP with a copy of the foregoing disclosures. In accordance with Item 304T of Regulation S-K, no letter from Arthur Andersen LLP acknowledging agreement with the foregoing disclosures was filed with the Securities and Exchange Commission.

     During the fiscal years ended June 30, 2001 and 2000 and through the date hereof, the Company did not consult with Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

     Please see Exhibit 23.2 for an explanation regarding obtaining a written consent from Arthur Andersen for incorporating previously filed financial statements into registration statements filed by the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding directors and executive officers appearing under the heading "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement relating to our 2002 Annual Meeting of Stockholders to be held on October 30, 2002 (the "2002 Proxy Statement") is incorporated into this item by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings "Compensation of Directors," "Compensation Committee Report," "Executive Compensation" and "Performance Graph" of our 2002 Proxy Statement is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS

The information appearing under the heading "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" of our 2002 Proxy Statement is incorporated into this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the heading "Certain Relationships and Related Transactions" of our 2002 Proxy Statement is incorporated into this item by reference.

ITEM 14.  CONTROLS AND PROCEDURES

There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls since the date of the Company's last evaluation of its internal controls, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

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

        Schedule III.*Real Estate and Accumulated Depreciation

        *Schedule included after signature page.

(a)(3)  EXHIBITS

EXHIBIT NO.             DOCUMENT DESCRIPTION
----------              --------------------
3.1(5)                  Articles of Incorporation, as amended to date

3.2(1)                  ByLaws, as amended to date

10.1(2)                 Employment Agreement between Vacu-dry Company and Gary
                        L. Hess, dated March 14, 1996

10.2(1)                 Stock Appreciation Rights Plan

10.3(3)                 1996 Stock Option Plan, as amended

10.4(4)                 1993 Employee Stock Purchase Plan

10.5(5) June 20, 1999 Amendment to Employment Agreement between Vacu-dry Company and Gary L. Hess, dated March 14, 1996.

10.6(6) Independent Consultant Agreement dated July 17, 2001 between SonomaWest Holdings, Inc. and David J. Bugatto.

10.7(6) Severance Agreement dated July 17, 2001 between SonomaWest Holdings, Inc. and Gary L. Hess

10.8(6) Restated and Amended Addendum to Promissory Note, dated August 15, 2001 between Sonoma West Holdings, Inc. and Wells Fargo Bank, NA.

10.9 Consulting Agreement dated July 1, 2002 between SonomaWest Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting.

10.10                   Sonoma West Holdings, Inc. 2002 Stock Incentive Plan

11                      Computation of Per Share Earnings

23                      Consent of Independent Public Accountants

23.2                    Notice Regarding Consent of Arthur Andersen LLP


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

(6) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

(b)  REPORTS ON FORM 8-K

     During the quarter ended June 30, 2002, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 20, 2002          SONOMAWEST HOLDINGS, INC.



                                   By:  /s/ ROGER S. MERTZ
                                        ------------------
                                        Roger S. Mertz, Chairman of the Board

                                   By: /s/ THOMAS R. EAKIN
                                       -------------------
                                        Thomas R. Eakin, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                        TITLE                       DATE
----------                        -----                       ----

/s/ ROGER S. MERTZ
--------------------
Roger S. Mertz                   Chairman of the Board      September 20, 2002

/s/ GARY L. HESS
--------------------
Gary L. Hess                     Director                   September 20, 2002

/s/ FREDRIC SELINGER
--------------------
Fredric Selinger                 Director                   September 20, 2002

/s/ DAVID J. BUGATTO
--------------------
David J.Bugatto                  Director                   September 20, 2002

I,  Roger S. Mertz, certify that:

1. I have reviewed this annual report on Form 10-K of SonomaWest Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 20, 2002



                                           /s/ ROGER S. MERTZ
                                           -------------------------------------
                                           Roger S. Mertz, Chairman of the Board

I, Thomas R. Eakin, certify that:

1. I have reviewed this annual report on Form 10-K of SonomaWest Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002

                                       /s/ THOMAS R. EAKIN
                                       -----------------------------------------
                                       Thomas R. Eakin, Chief Financial Officer

                                  SCHEDULE III
                            SonomaWest Holdings, Inc.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  June 30, 2002
                             (DOLLARS IN THOUSANDS)


Column A                  Column B                  Column C                Column D                         Column E
                                                                             Costs
                                                Initial Cost to          Subsequently            Gross Amount at which Carried
                                                    Company               Capitalized                  at Close of Year
                          -------------------------------------------------------------------------------------------------------
                                                        Buildings                                      Buildings
                                                           and                                            and              Total
Description              Encumbrances      Land        Improvements      Improvements      Land       Improvements       (Note 1)
---------------------------------------------------------------------------------------------------------------------------------
1365 Gravenstein Hwy So.
Sebastopol, CA              1,974           72             308                880           72           1,188             1,255
2064 Gravenstein Hwy. No.,
Sebastopol, CA                -            159           2,312              3,149          159           5,461             5,625
                         -------------------------------------------------------------------------------------------------------

                            1,974          231           2,620              4,029          231           6,649             6,880
                         =======================================================================================================
                            Column F                 Column G                Column H




                           Accumulated               Year of                   Year
                           Depreciation            Construction              Acquired
--------------------------------------------------------------------------------------
                               927                     N/A                     1964
                             4,156                     N/A                     1983
----------------------------------
                             5,083
==================================

Note 1. The changes in the total cost of land, buildings, and improvements for the three years ended June 30, are as follows:

                                                2002          2001          2000
                                               ---------------------------------
Balance at beginning of
period                                         6,880         7,423         7,391
Additions                                         60            12            32
Assets of discontinued
operations                                        (2)         (537)
Cost of disposed property                        (58)          (18)
                                               ---------------------------------
Balance at end
of period                                      6,880         6,880         7,423
                                               =================================

Note 2. The changes in accumulated depreciation for the three years ended June 30, are as follows:
                                                2002          2001          2000
                                               ---------------------------------
Balance at beginning of
period                                         4,813         4,826         4,465
Depreciation expense                             317           336           361
Assets of discontinued
operations                                        (2)         (331)
Relief of accumulated
balances related to disposed
property                                         (45)          (18)
                                               ---------------------------------
Balance at end of period                       5,083         4,813         4,826
                                               =================================

                                  EXHIBIT INDEX

EXHIBIT NO.  DOCUMENT DESCRIPTION
-----------  --------------------

10.9 Consulting Agreement dated July 1, 2002 between SonomaWest Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting.

10.10        SonomaWest Holdings, Inc. 2002 Stock Incentive Plan

11           Computation of Per Share Earnings

23           Consent of Independent Public Accountants

23.2         Notice Regarding Consent of Arthur Andersen LLP