Form 10-Q
period 2002-09-30
SONOMAWEST HOLDINGS INC
filed 2002-11-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

_X_ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002 or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to
     _________.

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

              YES: _X_                 NO: __


As of September 30, 2002, there were 1,104,783 shares of common stock, no par value, outstanding.

                            SONOMAWEST HOLDINGS, INC.

                                TABLE OF CONTENTS


PART  I.   FINANCIAL INFORMATION                                            Page

  Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2002 and
           June 30, 2002 ....................................................  3

           Condensed Consolidated Statements of Earnings - Three months ended September 30, 2002 and 2001 ................................  4

           Condensed Consolidated Statement of Changes in Shareholders'
           Equity - Three months ended September 30, 2002 ...................  5

           Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 2002 and 2001 ................................  6

           Notes to Condensed Consolidated Financial Statements .............  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................  8

  Item 4.  Controls and Procedures .......................................... 11



PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................12

  Item 2.  Changes in Securities and Use of  Proceeds.........................12

  Item 3.  Defaults Upon Senior Securities ...................................12

  Item 4.  Submission of Matters to a vote of Security Holders................12

  Item 5.  Other Information..................................................12

  Item 6.  Exhibits and Reports on Form 8-K...................................12

  Signature ..................................................................13

  Certifications..............................................................14

EXHIBIT INDEX.................................................................16

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

ASSETS                                                      9/30/02     6/30/02
                                                            -------------------
CURRENT ASSETS:                                           (unaudited)
  Cash                                                      $ 2,156     $ 2,769
  Restricted cash                                               600         600
  Accounts receivable, less allowances for
    uncollectible accounts of $7 and $9 in
    fiscal 2003 and 2002, respectively                          135         118
  Other receivables                                              20          20
  Prepaid income taxes                                           75          75
  Prepaid expenses and other assets                             103         121
  Current deferred income taxes, net                            284         335
                                                            -------------------
               Total current assets                           3,373       4,038
                                                            -------------------
RENTAL PROPERTY, net                                          1,864       1,917
                                                            -------------------
INVESTMENT, at cost                                           1,924       1,402
                                                            -------------------
DEFERRED TAXES                                                   77          31
                                                            -------------------
PREPAID COMMISSIONS AND OTHER ASSETS                             80          82
                                                            -------------------
               Total assets                                 $ 7,318     $ 7,470
                                                            ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                      $    63     $    61
  Accounts payable                                              138         108
  Unearned rents and deposits                                   277         282
  Accrued payroll and related liabilities                       197         253
  Accrued expenses                                              307         290
  Net liabilities of discontinued operations                    106         219
                                                            -------     -------
               Total current liabilities                      1,088       1,213
                                                            -------     -------
LONG-TERM DEBT, net of current maturities                     1,840       1,856
                                                            -------     -------
               Total liabilities                              2,928       3,069
                                                            -------     -------
SHAREHOLDERS' EQUITY:
  Preferred stock:  2,500 shares authorized;
    no shares outstanding                                        --          --
  Common stock:  5,000 shares authorized, no par
    value; 1,105 and 1,105 shares outstanding
    in fiscal 2003 and 2002, respectively                     2,675       2,633
  Stock subscription receivable                                (400)       (400)
  Retained earnings                                           2,115       2,168
                                                            -------------------
               Total shareholders' equity                     4,390       4,401
                                                            -------------------
               Total liabilities and shareholders' equity   $ 7,318     $ 7,470
                                                            ===================

 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               2002       2001
                                                             ------------------

RENTAL REVENUE                                               $   379    $   351

OPERATING COSTS                                                  461        811
                                                             ------------------

OPERATING LOSS                                                   (82)      (460)

INTEREST AND OTHER INCOME (EXPENSE), NET                         (37)       (61)
                                                             ------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX               (119)      (521)

BENEFIT FOR INCOME TAXES                                          23        138
                                                             ------------------

NET LOSS FROM CONTINUING OPERATIONS                              (96)      (383)

GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income taxes      43         38
                                                             ------------------

NET LOSS                                                     $   (53)   $  (345)
                                                             ==================

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
  Basic                                                        1,105      1,024
  Diluted                                                      1,111      1,059

EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations:
    Basic                                                    $ (0.09)   $ (0.37)
    Diluted                                                    (0.09)     (0.37)
  Discontinued operations:
    Basic                                                        .04       0.04
    Diluted                                                      .04       0.04
  Net earnings (loss):
    Basic                                                      (0.05)     (0.34)
    Diluted                                                    (0.05)     (0.34)


 The accompanying notes are an integral part of these consolidated statements.

                            SONOMAWEST HOLDINGS, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                             COMMON STOCK
                                         --------------------      STOCK        TOTAL
                                           NUMBER              SUBSCRIPTIONS  RETAINED   SHAREHOLDERS'
                                         OF SHARES    AMOUNT     RECEIVABLE   EARNINGS      EQUITY
                                         -------------------------------------------------------------
BALANCE, JUNE 30, 2002                      1,105    $  2,633    $   (400)    $  2,168     $  4,401

   Net loss                                    --          --          --          (53)         (53)

   Non-cash stock compensation charge          --          42          --           --           42
                                         -------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002                 1,105    $  2,675    $   (400)    $  2,115     $  4,390
                                         =============================================================

 The accompanying notes are an integral part of these consolidated statements.

                            SONOMAWEST HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                              2002        2001
                                                            -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $   (53)    $  (345)
                                                            -------------------
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Loss on sale of fixed assets                                7           1
      Gain on sale of discontinued operations, net              (43)        (38)
      Non-cash stock compensation charge                         42          18
      Depreciation and amortization expense                      78          97

      Changes in assets and liabilities:
        Accounts receivable, net                                (17)        (56)
        Other receivables                                        --          41
        Deferred income tax provision (benefit)                   5        (111)
        Prepaid commissions and other assets                      2          --
        Prepaid expenses and other assets                        18          22
        Accounts payable and accrued expenses                    47          86
        Accrued payroll and related liabilities                 (56)        330
        Unearned rents and deposits                              (5)         53
                                                            -------------------
                                                                 78         443
                                                            -------------------
            Net cash provided by
              continuing operations                              25          98
                                                            -------------------
            Net cash provided by (used in)
              discontinued operations                           (70)         21
                                                            -------------------
            Net cash provided by (used in)
              operating activities                              (45)        119
                                                            -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (32)        (18)
  Investment in MetroPCS                                       (522)       (446)
                                                            -------------------
            Net cash used in investing activities              (554)       (464)
                                                            -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                          (14)        (14)
  Issuance of common stock                                       --           2
                                                            -------------------
            Net cash used for financing activities              (14)        (12)
                                                            -------------------
NET DECREASE IN CASH                                           (613)       (357)
CASH AT BEGINNING OF YEAR (of which $600 is restricted)       3,369       3,936
                                                            -------------------
CASH AT END OF YEAR (of which $600 is restricted)           $ 2,756     $ 3,579
                                                            ===================


Supplemental Cash Flow Information
                                                              2002        2001
                                                            -------------------
Interest paid                                               $    35     $    37


 The accompanying notes are an integral part of these consolidated statements.

                            SONOMAWEST HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002


NOTE 1 - BASIS OF PRESENTATION

The accompanying fiscal 2003 and 2002 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature except as discussed below. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2002. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2003.

Reclassifications - Certain previously reported amounts were reclassified to conform to the current presentation.

NOTE 2 - INVESTMENT

The Company has made a financial commitment to make a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc., of which $1,924,000 was funded as of September 30, 2002. The Company accounted for the investment using the cost method. It is expected that the remaining $1,076,000 will be funded in several installments throughout the fiscal year ending June 30, 2003. Subsequent to the quarter ended September 30, 2002 an additional $522,200 was funded on November 7, 2002.

NOTE 3 - DISCONTINUED OPERATIONS

The gain on the sale of discontinued operations presented in the accompanying statements of earnings for the three months ended September 30, 2002 and 2001, respectively represent the sales of remaining discontinued inventories and fixed assets net of related selling costs and income taxes. Remaining liabilities of discontinued operations of $106,000 and $219,000, as of September 30, 2002 and June 30, 2002, relate to reserves for rental repairs necessary to ready warehouses previously used in the discontinued operations for future rentals. All remaining inventories and fixed assets of discontinued operations are fully reserved.

NOTE 4 - CHANGE IN ACCOUNTING POLICY

Effective July 1, 2002, the Company has elected to account for all prospective stock options in accordance with SFAS 123, "Accounting for Stock-Based Compensation". As a result, during the first quarter of fiscal 2003 the Company incurred a charge against continuing operations of $42,000 related to the issuance of 24,200 fully vested stock options to directors, officers and specific employees of the Company.

NOTE 5 - SUBSEQUENT EVENTS

Perma-Pak
---------

During October 2002 the Company sold the remaining Perma-Pak inventory and equipment for $240,000. The Company received $175,000 in cash at the closing in addition to a promissory note for $65,000, payable in installments of $20,000 on or before October 25, 2002, $30,000 on or before April 4, 2003 and $15,000 on or before July 4, 2003. Any amounts not paid when due shall thereafter bear interest at the rate of 18% per annum or the highest rate permitted under applicable law. As security for the payment of the promissory note, the buyer granted the Company a security interest in and right of offset against the Perma-Pak inventory and equipment sold and any and all accessions to, replacements of and proceeds from the assets sold.

MetroPCS Investment
-------------------

On November 7, 2002, the Company made an additional investment of $522,200 in MetroPCS, Inc., as part of its total $3 million commitment. After this payment the Company is committed to make an additional investment of $554,000. The Company anticipates this investment will be made in the third quarter of fiscal 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" as set forth in our Annual Report for the fiscal year ended June 30, 2002 filed on September 20, 2002, and other cautionary statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations". There can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements herein presented for the quarters ending September 30, 2002 and 2001 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature unless otherwise stated.

                                    OVERVIEW

As of September 30, 2002, the Company's business consists of its real estate management and rental operations and its minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. Prior to the sale of its other business segments, SonomaWest operated in three business segments: industrial dried fruit ingredients, organic packaged goods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, both of these business segments are considered discontinued operations and their operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.

During fiscal 2001, the Company committed to a $3 million minority investment in a telecommunications company. As of September 30, 2002, the Company had invested $1,924,000 of its $3.0 million commitment. Subsequent to the quarter ended September 30, 2002 an additional $522,200 was funded on November 7, 2002.

                             DISCONTINUED OPERATIONS

For the three months ended September 30, 2002, the Company recorded an after-tax gain from discontinued operations of $43,000. The after-tax gain for the three-months ended September 30, 2002 was primarily a result of the reversal of the reserve of $74,000 for the sublease of the Company's former corporate headquarters. This reversal was a result of the acceptance of the option by the sublessee to extend the sublease through the original term of the lease. This compares to an after-tax gain of $38,000 for the three months ended September 30, 2001.

                        RESULTS OF CONTINUING OPERATIONS

The Company's continuing line of business is its real estate management, rental operations and an investment in MetroPCS, Inc.

RESULTS OF OPERATIONS

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leasable area under roof of 390,000 square feet. As of September 30, 2002 and 2001, the Company had a total of 28 tenants. The tenants had varying original lease terms ranging from month-to-month to six years with options to extend the leases. As of September 30, 2002, the tenants occupied approximately 233,000 square feet under roof or 60% of the leasable area under roof. This compares to 229,000 square feet under roof or 59% as of September 30, 2001. In addition to the area under roof, the Company leased 87,000 and 83,000 square feet of outside area as of September 30, 2002 and 2001, respectively.

RENTAL REVENUE. For the three months ended September 30, 2002 rental revenue increased $28,000 or 8% as compared to the corresponding period in the prior year. Although the number of tenants as of September 30, 2002 and 2001 are the same, the increase in rental revenue is attributable to increased occupancy throughout the first three months of the 2003 fiscal year as compared to the first three months of the 2002 fiscal year.

OPERATING COSTS. Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling, general and administrative costs related to the discontinued packaged goods businesses were charged to discontinued operations in the consolidated statements of operations. For the three months ended September 30, 2002 operating costs decreased $350,000 or 43% compared to the three months ended September 30, 2001. The decrease from fiscal 2001 was primarily due to separation costs of $362,500 related to the termination of the Company's CEO, which were expensed during the three months ended September 30, 2001. The Company's total operating costs exceeded the tenant rental revenue for the three months ended September 30, 2002 and 2001. Cost reduction efforts to minimize all unnecessary spending have been undertaken. The Company continues to actively search for additional tenant revenue to eliminate these negative operating results. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense) consists primarily of interest income on the Company's cash balances and interest expense on mortgage debt and the decrease in the value of its interest rate swap contract. For the three months ending September 30, 2002, the Company generated $15,000 of interest income, incurred $45,000 of interest expense (which includes a negative swap contract adjustment of $9,000) and a loss on the abandonment of fixed assets of $7,000 compared to $36,000 of interest income, $97,000 of interest expense (which includes a negative swap contract adjustment of $60,000) for the corresponding period in the prior year. The decrease in interest income is due to a reduced cash balance in fiscal 2003 and the decline in interest rates. The decrease in interest expense of $52,000 is a result of the large decrease in the swap contract valuation as of September 30, 2001.

INCOME TAXES. The effective tax rate for the three months ended September 30, 2002 decreased to 19% from 26% as of September 30, 2001. The primary reason for the lower effective rate as of September 30, 2002, was the impact of permanent differences (primarily the $42,000 stock compensation charge) on a small amount of taxable loss. Due to the uncertainty of future realization, a valuation allowance is recorded against state net operating losses. As of June 30, 2002 the Company has carried back all of its federal losses to offset prior years taxable income. Any federal losses incurred subsequent to the June 30, 2002 will be carried forward to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company had unrestricted cash of $2.2 million at September 30, 2002, and current maturities of long-term debt of $63,000. The Company's cash balance decreased $613,000 during the three months ended September 30, 2002, primarily as a result of the investment of $522,200 in Metro PCS, Inc. and capital expenditures of $32,000.

During December 2000, the Company entered into an agreement with its sole lender to modify the terms of its lending agreement. As a result, the financial based debt covenant was amended. The new covenant required the Company, at the end of each fiscal year, to maintain a debt service coverage ratio at least 1.15 to 1. Until such time as this ratio reaches 1.25 to 1, the Company was required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan. As of August 15, 2001, the Company and the bank agreed to a Restated and Amended Addendum ("Addendum") to this agreement. This Addendum amended and restated the provisions of the agreement stated above. The new Addendum requires that the Company, at the end of each fiscal year, maintain a debt service coverage ratio of at least 1.05 to
1. It still requires that until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. In addition to the lien on the Real Property (South Property only) it grants the bank a lien on a money market account, in the amount of $90,000. Management is confident that in the future it can remain in compliance with this new debt service coverage ratio. The $90,000 Money Market account balance is part of, not an addition to, the restricted unencumbered cash balance of $600,000. As of June 30, 2002, the Company's debt service ratio was 1.18 to 1. Consequently, $600,000 is classified as restricted cash on the accompanying balance sheet. As of September 30, 2002, the Company's debt service coverage ratio was 1.56 to 1.

The Company has committed itself to a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of September 30, 2002, the Company had invested $1,924,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $1,076,000 will be funded in several installments throughout the fiscal year ending June 30, 2003. Subsequent to the quarter ended September 30, 2002 an additional $522,200 was funded on November 7, 2002.

On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with its President and Chief Executive Officer, Mr. Gary L. Hess ("Mr. Hess") replacing Mr. Hess' existing employment agreement. Pursuant to the separation agreement, Mr. Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Mr. Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2002. As of September 30, 2002, the remaining obligation under this agreement is $200,000. Mr. Hess has been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished goods inventory and other Perma-Pak property (inventory and property related to discontinued operations) and will receive commissions as such sales occur. As part of the separation agreement, Mr. Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Mr. Hess elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. Mr. Hess elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Mr. Hess up to $447,370 to allow Mr. Hess to exercise the aforementioned options. Mr. Hess elected to borrow $400,000 to exercise 80,000 stock options at $5 per share. The note dated January 28, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The
Note is payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9,474 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22,501.

On September 4, 2001, the Company authorized the waiver of the provision of Mr. Craig R. Stapleton's (a shareholder and former director) stock options, providing for the termination of the options 90 days following termination of service to the Company. Consequently, the period in which Mr. Stapleton is entitled to exercise his option to purchase 10,000 shares was extended, and a one-time non-cash compensation charge of $18,000 was recorded in September 2001.

Effective July 1, 2002, the Company has elected to account for all prospective stock options in accordance with SFAS 123, "Accounting for Stock-Based Compensation". As a result, during the first quarter of fiscal 2003 the Company incurred a charge against continuing operations of $42,000 related to the issuance of 24,200 fully vested stock options to the directors, officers and specific employees of the Company.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman of the Board and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               3.1(1)   Articles of Incorporation, as amended to date

               3.2(2)   Bylaws, as amended to date

               10.9(3)  Consulting   Agreement   dated  July  1,  2002   between
                        SonomaWest Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting.

               99.1 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

               99.2 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

               -------------------------
               (1) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

               (2) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

               (3) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

          b.   Reports on Form 8-K

          The Company filed three reports on Form 8-K during the quarter ended September 30, 2002. The first report filed on July 10, 2002 was filed for the purpose of disclosing under Item 4 thereof the dismissal of Arthur Andersen LLP and engagement of Grant Thornton LLP as the Company's independent auditors. The second report filed on September 6, 2002 was filed for the purpose of disclosing under Item 5 thereof the engagement of Continental Stock Transfer & Trust Company as the Company's transfer agent. The third report filed on September 24, 2002 was filed for the purpose of filing under Item 9 thereof officer certifications for the Company's Annual Report for the fiscal year ended June 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November  14, 2002


/s/ Thomas R. Eakin
---------------------------
Thomas R. Eakin, Chief Financial Officer

CERTIFICATIONS
--------------

     I, Roger S. Mertz, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of SonomaWest Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                              /s/ Roger S. Mertz
                                              ----------------------------------
                                              Roger S. Mertz
                                              Chairman of the Board of Directors

CERTIFICATIONS
--------------

     I, Thomas R. Eakin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of SonomaWest Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                              /s/ Thomas R. Eakin
                                              ----------------------------------
                                              Thomas R. Eakin
                                              Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBIT NO.                          DOCUMENT DESCRIPTION
-----------                          --------------------
3.1(1)                  Articles of Incorporation, as amended to date

3.2(2)                  Bylaws, as amended to date

10.9(3)                 Consulting   Agreement   dated  July  1,  2002   between
                        SonomaWest Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting.

99.1                    Certification  Pursuant to Section 906 of Sarbanes-Oxley
                        Act of 2002

99.2                    Certification  Pursuant to Section 906 of Sarbanes-Oxley
                        Act of 2002

-------------------------
(1) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(2) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

(3) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.