Form 10-Q
period 2002-12-31
SONOMAWEST HOLDINGS INC
filed 2003-02-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   X
------- Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2002 or

------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________.


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



As of February 13, 2003, there were 1,104,783 shares of common stock, no par value, outstanding.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



PART  I.   FINANCIAL INFORMATION                                           Page

    Item 1.   Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at December 31, 2002
              and June 30, 2002................................................3

              Condensed Consolidated Statements of Earnings - Three and
              Six months ended December 31, 2002 and 2001......................4

              Condensed Consolidated Statement of Changes in Shareholders'
              Equity - Six Months ended December 31, 2002......................5

              Condensed Consolidated Statements of Cash Flows - Six Months
              ended December 31, 2002 and 2001.................................6

              Notes to Condensed Consolidated Financial Statements.............7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................9

    Item 4.   Controls and Procedures.........................................13



PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings...............................................13

    Item 2.   Changes in Securities and Use of  Proceeds......................13

    Item 3.   Defaults Upon Senior Securities ................................13

    Item 4.   Submission of Matters to a vote of Security Holders.............13

    Item 5.   Other Information...............................................14

    Item 6.   Exhibits and Reports on Form 8-K................................14

    Signature.................................................................15


EXHIBIT INDEX.................................................................18

EXHIBITS......................................................................19

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements


                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


ASSETS                                                                                     12/31/02      6/30/02
                                                                                         ------------- -------------
                                                                                         (Unaudited)
CURRENT ASSETS:
   Cash                                                                                   $  1,762       $ 2,769
   Restricted cash                                                                             600           600
   Accounts receivable, less allowances for uncollectible accounts of $0 and $10 in
     fiscal 2003 and 2002, respectively                                                        100           118
   Other receivables                                                                            34            20
   Prepaid income taxes                                                                          -            75
   Prepaid expenses and other assets                                                            57           121
   Current deferred income taxes, net                                                          127           335
                                                                                         ------------- -------------
                Total current assets                                                         2,680         4,038

RENTAL PROPERTY, net                                                                         1,803         1,917
INVESTMENT, at cost                                                                          2,446         1,402
DEFERRED INCOME TAXES                                                                          253            31
PREPAID COMMISSIONS AND OTHER ASSETS                                                            76            82
                                                                                         ------------- -------------
                Total assets                                                              $  7,258        $7,470
                                                                                         ============= =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                   $  1,887       $    61
   Accounts payable                                                                            106           108
   Unearned rents and deposits                                                                 274           282
   Accrued payroll and related liabilities                                                     160           253
   Accrued expenses                                                                            437           290
   Net liabilities of discontinued operations                                                   90           219
                                                                                         ------------- -------------
                Total current liabilities                                                    2,954         1,213
LONG-TERM DEBT, net of current maturities                                                        -         1,856
                                                                                         ------------- -------------
                Total liabilities                                                            2,954         3,069
                                                                                         ------------- -------------
SHAREHOLDERS' EQUITY:
   Preferred stock:  2,500 shares authorized; no shares outstanding                              -             -
   Common stock:  5,000 shares authorized, no par value; 1,105 shares outstanding in
     fiscal 2003 and 2002                                                                    2,675         2,633
   Stock subscription receivable                                                              (400)         (400)
   Retained earnings                                                                         2,029         2,168
                                                                                         ------------- -------------
                Total shareholders' equity                                                   4,304         4,401
                                                                                         ------------- -------------
                Total liabilities and shareholders' equity                                $  7,258      $  7,470
                                                                                         ============= =============

  The accompanying notes are an integral part of these consolidated statements.


                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Six Months                 Three Months
                                                                       Ended December 31           Ended December 31
                                                                       -----------------           -----------------

                                                                          2002      2001              2002      2001
                                                                          ----      ----              ----      ----
RENTAL REVENUE                                                           $  757       $  733         $ 378       $  382

OPERATING COSTS                                                           1,061        1,245           600          434
                                                                      -------------------------------------------------
OPERATING LOSS                                                             (304)        (512)         (222)         (52)
INTEREST AND OTHER INCOME (EXPENSE), NET                                    (48)         (67)          (11)          (6)
                                                                      -------------------------------------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                        (352)        (579)         (233)         (58)
BENEFIT FOR INCOME TAXES                                                     93          162            70           24
                                                                      --------------------------------------------------
NET LOSS FROM CONTINUING OPERATIONS                                        (259)        (417)         (163)         (34)
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income taxes                120           43            77            5
                                                                      --------------------------------------------------
NET LOSS                                                                $  (139)      $ (374)        $ (86)       $ (29)
                                                                      ==================================================
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic                                                                  1,105        1,024         1,105        1,024
   Diluted                                                                1,110        1,059         1,110        1,058

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
   Basic                                                                 $(0.23)     $ (0.41)      $ (0.15)     $ (0.03)
   Diluted                                                               $(0.23)     $ (0.41)      $ (0.15)     $ (0.03)

Discontinued operations:
   Basic                                                                 $ 0.11       $ 0.04        $ 0.07       $ 0.01
   Diluted                                                               $ 0.11       $ 0.04        $ 0.07       $ 0.01

Net loss:
   Basic                                                                 $ 0.13)     $ (0.37)      $ (0.08)     $ (0.03)
   Diluted                                                               $(0.13)     $ (0.37)       $(0.08)     $ (0.03)


  The accompanying notes are an integral part of these consolidated statements.



                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)



                                                     Common Stock
                                              ----------------------------     Stock                            Total
                                                 Number                     Subscriptions      Retained      Shareholders'
                                               of Shares       Amount         Receivable       Earnings         Equity
                                              ----------------------------------------------------------------------------


BALANCE, JUNE 30, 2002                          1,105        $  2,633        $  (400)         $  2,168       $  4,401

   Net loss                                         -              -              -              (139)           (139)
   Non-cash stock compensation charge               -              42             -                 -              42
                                              ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                      1,105        $  2,675        $  (400)         $  2,029       $  4,304
                                              ==============================================================================


  The accompanying notes are an integral part of these consolidated statements.




                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                                   2002              2001
                                                                                -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $  (139)             $  (374)
                                                                                -----------------------------------
Adjustments to reconcile net loss to net cash provided by operating activities:
      Loss on sale of fixed assets                                                    7                   -
      Gain on sale of discontinued operations, net                                 (120)                 (43)
      Non-cash stock compensation charge                                             42                   18
      Depreciation and amortization expense                                         156                  194

      Changes in assets and liabilities:
        Accounts receivable, net                                                     18                  (20)
        Other receivables                                                           (14)                  87
        Deferred income tax provision (benefit)                                     (94)                (161)
        Prepaid commissions and other assets                                          6                  (69)
        Prepaid income taxes                                                         75                   37
        Prepaid expenses and other assets                                            64                   80
        Accounts payable and accrued expenses                                       145                  121
        Accrued payroll and related liabilities                                     (93)                 271
        Unearned rents and deposits                                                  (8)                  40
                                                                                -----------------------------------
                                                                                     184                 555
                                                                                -----------------------------------
              Net cash provided by continuing operations                              45                 181
              Net cash provided by (used in) discontinued operations                  71                 (15)
                                                                                -----------------------------------
              Net cash provided by operating activities                              116                 166
                                                                                -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (49)                (94)
   Investment in MetroPCS                                                         (1,044)               (446)
                                                                                -----------------------------------
              Net cash used in investing activities                               (1,093)               (540)
                                                                                -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                              (30)                (28)
   Issuance of common stock                                                            -                   5
                                                                                -----------------------------------
            Net cash used for financing activities                                   (30)                (23)
                                                                                -----------------------------------
NET DECREASE IN CASH                                                               (1,007)              (397)
CASH AT BEGINNING OF YEAR (of which $600 is restricted)                             3,369              3,936
                                                                                -----------------------------------
CASH AT END OF YEAR (of which $600 is restricted)                                $  2,362            $ 3,539
                                                                                ===================================


                       Supplemental Cash Flow Information
                       ----------------------------------
                                                                                      2002             2001
                                                                                ----------------- ----------------
Interest paid                                                                         $  71            $  74
Taxes paid                                                                            $   1             $  -


  The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 2002



Note 1 - Basis of Presentation


The accompanying fiscal year 2003 and 2002 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2002. The results of operations for the six-month period ended December 31, 2002 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2003.


Note 2 - Investment


The Company has made a financial commitment to make a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc., of which $2,446,000 was funded as of December 31, 2002. The Company accounts for the investment using the cost method. It is expected that the remaining $554,000 will be funded in several installments throughout the fiscal year ending June 30, 2003.


Note 3 - Discontinued Operations


The after tax gains of $120,000 and $43,000 on the sale of discontinued operations presented in the accompanying statements of earnings for the three and six months ended December 31, 2002 and 2001, respectively, represent the sales of remaining discontinued inventories and fixed assets net of related selling costs and income taxes.


On October 3, 2002 the Company entered into a sale agreement with Commercial Sales and Leasing, Inc. for the remaining Perma-Pak finished goods and other Perma-Pak property for a total sale price of $240,000. The agreement calls for a down payment of $175,000 with the balance of $65,000 secured by a non-interest bearing promissory note. The promissory note calls for payments of $20,000 on October 25, 2002, $30,000 on April 4, 2003 and $15,000 on July 4, 2003. Revenue
pursuant to this sale is recorded at the time payments are received. Pursuant to the severance agreement with the former Chief Executive Officer, Gary L. Hess (who is a current board member), the Company paid Mr. Hess a commission of $44,329, based upon the cash received from the sale of Perma-Pak assets to Commercial Sales and Leasing, Inc.


Remaining liabilities of discontinued operations of $90,000 and $219,000, as of December 31, 2002 and June 30, 2002, respectively, relate to reserves for rental repairs necessary to ready one of the Company's properties previously used in the discontinued operations for future rentals. All remaining fixed assets of discontinued operations are fully reserved.

Note 4 - Change in Accounting Policy


Effective July 1, 2002, the Company has elected to account for all prospective stock options in accordance with SFAS 123, "Accounting for Stock-Based Compensation". As a result, during the first quarter of fiscal 2003 the Company incurred a charge included in continuing operations of $42,000 related to the issuance of 24,200 fully vested stock options to the directors, officers and certain employees of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in
Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" as set forth in our Annual Report for the fiscal year ended June 30, 2002 filed on September 20, 2002, and other cautionary statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations". There can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.


The financial statements herein presented for the three and six months ending December 31, 2002 and 2001 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature.


                                    OVERVIEW


As of December 31, 2002, the Company's business consists of its real estate management and rental operations and its minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. Prior to the sale of its other business segments, SonomaWest operated in three business segments: industrial dried fruit ingredients, organic packaged goods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, both of these business segments are considered discontinued operations and their operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.


During fiscal 2001, the Company committed to a $3 million minority investment in a telecommunications company. As of December 31, 2002, the Company had invested $2,446,000 of its $3.0 million commitment.

                             DISCONTINUED OPERATIONS

For the six months ended December 31, 2002, the Company recorded an after-tax gain from discontinued operations of $120,000. The after-tax gain for the six-months ended December 31, 2002 was primarily a result of the gain of $91,000 ($151,000 pretax) on the sale of the Perma-Pak inventory and equipment and the reversal of the reserve of $44,000 ($74,000 pretax) for the sublease of the Company's former corporate headquarters. The reversal of the reserve was a result of the acceptance of the option by the sublessee to extend the sublease through the original term of the Company's lease. This compares to an after-tax gain of $43,000 for the six months ended December 31, 2001.


                        RESULTS OF CONTINUING OPERATIONS


The Company's continuing line of business is its real estate management and rental operations and an investment in MetroPCS, Inc.


Results of Operations
---------------------

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leaseable area under roof of 390,000 square feet. As of December 31, 2002 and 2001, the Company had a total of 28 tenants. The tenants have varying original lease terms ranging from month-to-month to seven years with options to extend the leases. As of December 31, 2002, the tenants occupied approximately 223,000 square feet under roof or 57% of the leasable area under roof. This compares to 218,000 square feet under roof or 56% as of December 31, 2001. In addition to the area under roof, the Company had 82,000 square feet of outside area under lease as of December 31, 2002 and 2001.


Rental Revenue. For the six months ended December 31, 2002 rental revenue increased $24,000 or 3% as compared to the corresponding period in the prior year. Although the number of tenants as of December 31, 2002 and 2001 are the same, the increase in rental revenue is attributable to increased occupancy throughout the first six months of the 2003 fiscal year as compared to the first six months of the 2002 fiscal year.


For the three months ended December 31, 2002 rental revenue decreased $4,000 or 1% from the three months ended December 31, 2001. This decrease was a result of the loss of a tenant that occupied the cold storage portion of the North Property at a substantially higher gross rate per square foot. This increased rate per square foot was due to the inclusion of utility costs as part of the rental rate. These utility costs are reflected in Operating Costs and are not netted against the related rental revenue. The rate decline was partially offset by the increased occupancy between the comparative periods.


Operating Costs. Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling, general and administrative costs related to the discontinued packaged goods businesses were charged to discontinued operations in the consolidated statements of operations. For the six months ended December 31, 2002 operating costs decreased $184,000 or 15% compared to the six months ended December 31, 2001. The decrease from fiscal 2001 was primarily due to separation costs of $362,500 related to the termination of the Company's Chief Executive Officer, which were expensed during the six months ended December 31, 2001, offset by the accrual of the non-reimbursable costs incurred as a result of storm damage incurred in December of 2002 of $173,000. The Company's total operating costs exceeded the tenant rental revenue for the six months ended December 31, 2002 and 2001. The Company continues to closely scrutinize all discretionary spending. In addition, the Company continues to actively search for additional tenant revenue to eliminate these negative operating results. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

During December 2002 the Company experienced two severe storms with high winds. The Company estimates that they will incur $173,000 of costs to repair the damages from the two storms that will not be covered by the Company's insurance as a result of the deductible of $100,000 per occurrence.


For the three months ended December 31, 2002 operating costs increased $166,000 or 38%. This increase is a result of the storm damage accrual of $173,000. Without this accrual the expenses would have decreased $7,000 or 2%.


Interest and Other Income (Expense), Net. Interest and other income (expense) consist primarily of interest income on the Company's cash balances, interest expense on mortgage debt and the change in the value of the Company's interest rate swap contract. For the six months ending December 31, 2002, the Company generated $29,000 of interest income, incurred $70,000 of interest expense (which includes a positive swap contract adjustment of $2,000) and incurred a loss on the abandonment of fixed assets of $7,000. This compares to $64,000 of interest income and $130,000 of interest expense (which includes a negative swap contract adjustment of $69,000) for the corresponding period in the prior year. The decrease in interest income is due to a reduced cash balance in fiscal 2003 and a decline in interest rates. The decrease in interest expense of $60,000 is a result of the large decrease in the swap contract valuation as of December 31, 2001.


Income Taxes. The effective tax rate for the six months ended December 31, 2002 decreased to 9% from 27% as of December 31, 2001. As of June 30, 2002 the Company has carried back all of its federal losses to offset prior years taxable income. Any tax losses incurred subsequent to the June 30, 2002 will be carried forward to offset future taxable income. Due to the uncertainty of future realization, a valuation allowance is recorded against state net operating losses. The primary reason for the lower effective rate as of December 31, 2002, was the impact of permanent differences (primarily the $42,000 stock compensation charge) on a small amount of taxable loss and the valuation allowance recorded against state net operating losses.


Liquidity and Capital Resources
-------------------------------

The Company had unrestricted cash of $1.8 million at December 31, 2002 and current maturities of long-term debt of $1.9 million. The Company's long-term debt is due and payable in December 2003, and as a result, the entire debt is recorded under current maturities of long-term debt. The Company anticipates refinancing this debt and has begun the process of discussing this refinancing with lenders. The Company's cash balance decreased $1,000,000 during the six months ended December 31, 2002, primarily as a result of the investment of $1,044,000 in MetroPCS, Inc. and capital expenditures of $49,000.


During December 2000, the Company entered into an agreement with its sole lender to modify the terms of its lending agreement. As a result, the financial based debt covenant was amended. The new covenant required the Company, at the end of each fiscal year, to maintain a debt service coverage ratio at least 1.15 to 1. Until such time as this ratio reaches 1.25 to 1, the Company was required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan. As of August 15, 2001, the Company and the bank agreed to a Restated and Amended Addendum ("Addendum") to this agreement. This Addendum amended and restated the provisions of the agreement stated above. The new Addendum requires that the Company, at the end of each fiscal year, maintain a debt service coverage ratio of at least 1.05 to
1. It still requires that until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. In addition to the lien on the Company's South Sebastopol Property it grants the bank a lien on a money market account, in the amount of $90,000. Management believes that in the future it can remain in compliance with this new debt service coverage ratio. The $90,000 Money Market account balance is part of, not an addition to, the restricted unencumbered cash balance of $600,000. As of June 30, 2002, the Company's debt service ratio was
1.18 to 1. Consequently, $600,000 is classified as restricted cash on the accompanying balance sheet. As of December 31, 2002, the Company's debt service coverage ratio was 1.34 to 1.

The Company has committed itself to a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of December 31, 2002, the Company had invested $2,446,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $554,000 will be funded in several installments throughout the remainder of the 2003 fiscal year.


On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with its President and Chief Executive Officer, Gary L. Hess ("Mr. Hess") replacing Mr. Hess' existing employment agreement. Pursuant to the separation agreement, Mr. Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Mr. Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2002. As of December 31, 2002, the remaining obligation under this agreement is $150,000. Mr. Hess has been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished goods inventory and other Perma-Pak property (inventory and property related to discontinued operations) and will receive commissions as such sales occur. As of October 3, 2002, the Company entered into an agreement to sell all of the remaining Perma-Pak finished goods inventory and other Perma-Pak property. As of December 31, 2002 the Company received $195,000 of the $240,000 total purchase price. The Company has paid commissions to Mr. Hess of $ 44,329 pursuant to this sale and $ 53,173 in total pursuant to this agreement. As part of the separation agreement, Mr. Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Mr. Hess elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. Mr. Hess elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Mr. Hess up to $447,370 to allow Mr. Hess to exercise the aforementioned options. Mr. Hess elected to borrow $400,000 to exercise 80,000 stock options at $5 per share. The note dated January 28, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note is payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9,474 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22,501.


On September 4, 2001, the Company authorized the waiver of the provision of Craig R. Stapleton's (a shareholder and former director) stock options, providing for the termination of the options 90 days following termination of service to the Company. Consequently, the period in which Mr. Stapleton is entitled to exercise his option to purchase 10,000 shares was extended, and a one-time non-cash compensation charge of $18,000 was recorded in September 2001.


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

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a vote of Security Holders.


At the Registrant's Annual Meeting of Stockholders held on October 30, 2002 the following proposals were adopted by the margins indicated:

                                                         Number of Shares
                                                          ----------------

                                                    Voted For        Withheld
                                                    ---------        --------

1. To elect four Directors to hold office until the Annual Meeting of Stockholders to be held in 2003 or until their respective successors have been elected or appointed

           David J. Bugatto                          1,026,768          7,955
           Gary L. Hess                              1,020,143         14,580
           Roger S. Mertz                            1,032,868          1,855
           Fredric Selinger                          1,032,868          1,855


                                                              Number of Shares
                                        ------------------------------------------------------------
                                               Voted For      Voted Against   Withheld     Not Voted
                                               ---------      -------------   --------     ---------

2.  To approve the SonomaWest Holdings,         726,110         73,402         19,676        215,535
    Inc. 2002 Stock Incentive  Plan


                                                              Number  of  Shares
                                       ------------------------------------------------------------
                                               Voted For      Voted Against   Withheld
                                               ---------      -------------   --------


3.   To ratify the appointment of the
     accounting firm of Grant Thornton LLP
     as  independent auditors for
     the fiscal year ending June 30, 2003      1,001,198          33,308         217



Item 5. Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          3.1(1) Articles of Incorporation, as amended to date

          3.2(2) Bylaws, as amended to date

          10.1 Indemnification   Agreement   dated   October  30,  2002  between
               SonomaWest Holdings, Inc. and Roger S. Mertz

          10.2 Indemnification   Agreement   dated   October  30,  2002  between
               SonomaWest Holdings, Inc. and David J. Bugatto

          10.3 Indemnification   Agreement   dated   October  30,  2002  between
               SonomaWest Holdings, Inc. and Gary L. Hess

          10.4 Indemnification   Agreement   dated   October  30,  2002  between
               SonomaWest Holdings, Inc. and Frederic Selinger

          10.5 Indemnification   Agreement   dated   October  30,  2002  between
               SonomaWest Holdings, Inc. and Matthew J. Ertman

          10.6 Indemnification   Agreement   dated  December  18,  2002  between
               SonomaWest Holdings, Inc. and Thomas R. Eakin

          10.7 Agreement for the sale of the Perma-Pak Inventory and Equipment dated October 3, 2002 between SonomaWest Holdings, Inc. and Commercial Sales and Leasing, Inc.

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



Date:    February 13, 2003


/s/  Thomas R. Eakin
----------------------------------------
Thomas R. Eakin, Chief Financial Officer

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


Date: February 13, 2003


                                  /s/  Roger S. Mertz
                                 -----------------------------------------
                                 Roger S. Mertz
                                 Chairman of the Board of Directors

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


Date: February 13, 2003


                                       /s/  Thomas R. Eakin
                                      -----------------------------------------
                                      Thomas R. Eakin
                                      Chief Financial Officer

                                  EXHIBIT INDEX




    Exhibit No.      Document Description
    -----------      ----------------------

       10.1 Indemnification Agreement dated October 30, 2002 between SonomaWest Holdings, Inc. and Roger S. Mertz

       10.2 Indemnification Agreement dated October 30, 2002 between SonomaWest Holdings, Inc. and David J. Bugatto

       10.3 Indemnification Agreement dated October 30, 2002 between SonomaWest Holdings, Inc. and Gary L. Hess

       10.4 Indemnification Agreement dated October 30, 2002 between SonomaWest Holdings, Inc. and Frederic Selinger

       10.5 Indemnification Agreement dated October 30, 2002 between SonomaWest Holdings, Inc. and Matthew J. Ertman

       10.6 Indemnification Agreement dated December 18, 2002 between SonomaWest Holdings, Inc. and Thomas R. Eakin

       10.7 Agreement for the sale of the Perma-Pak Inventory and Equipment dated October 3, 2002 between SonomaWest Holdings, Inc. and Commercial Sales and Leasing, Inc.

       99.1 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

       99.2 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002