Form 10-Q
period 2003-03-31
SONOMAWEST HOLDINGS INC
filed 2003-05-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   X              Quarterly Report Pursuant to Section 13 or 15 (d) of the
-------           Securities Exchange Act of 1934.  For the quarterly period ended March 31, 2003 or

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

         YES:     X                 NO:
               -------                   -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

         YES:                       NO:     X
               -------                  -------



As of May 9, 2003, there were 1,104,783 shares of common stock, no par value, outstanding.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                             Page

    Item 1.   Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 2003
              and June 30, 2002................................................3

              Condensed Consolidated Statements of Earnings - Three
              and Nine months ended March 31, 2003 and 2002....................4

              Condensed Consolidated Statement of Changes in Shareholders'
              Equity - Nine Months ended March 31, 2003........................5

              Condensed Consolidated Statements of Cash Flows -
              Nine Months ended March 31, 2003 and 2002........................6

              Notes to Condensed Consolidated Financial Statements.............7

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk......14

    Item 4.   Controls and Procedures.........................................14


PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings...............................................15

    Item 2.   Changes in Securities and Use of  Proceeds......................15

    Item 3.   Defaults Upon Senior Securities ................................15

    Item 4.   Submission of Matters to a vote of Security Holders.............15

    Item 5.   Other Information...............................................15

    Item 6.   Exhibits and Reports on Form 8-K................................15

    Signature ................................................................16

EXHIBIT INDEX.................................................................20

EXHIBITS......................................................................21

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


ASSETS                                                                                     3/31/03       6/30/02
                                                                                         ------------- -------------
                                                                                         (Unaudited)
CURRENT ASSETS:
   Cash                                                                                   $  1,656      $  2,769
   Restricted cash                                                                             600           600
   Accounts receivable, less allowances for uncollectible accounts of $0 and $10 in
     fiscal 2003 and 2002, respectively                                                        112           118
   Other receivables                                                                            22            20
   Prepaid income taxes                                                                          -            75
   Prepaid expenses and other assets                                                            18           121
   Current deferred income taxes, net                                                          100           335
                                                                                         ---------------------------
                Total current assets                                                         2,508         4,038

RENTAL PROPERTY, net                                                                         1,818         1,917
INVESTMENT, at cost                                                                          2,446         1,402
DEFERRED INCOME TAXES                                                                          273            31
PREPAID COMMISSIONS AND OTHER ASSETS                                                            70            82
                                                                                         ---------------------------
                Total assets                                                             $   7,115      $  7,470
                                                                                         ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                   $  1,871     $      61
   Accounts payable                                                                            101           108
   Unearned rents and deposits                                                                 270           282
   Accrued payroll and related liabilities                                                     124           253
   Accrued expenses                                                                            378           290
   Net liabilities of discontinued operations                                                   64           219
                                                                                         ---------------------------
                Total current liabilities                                                    2,808         1,213
LONG-TERM DEBT, net of current maturities                                                        -         1,856
                                                                                         ---------------------------
                Total liabilities                                                            2,808         3,069
                                                                                         ---------------------------
SHAREHOLDERS' EQUITY:
   Preferred stock:  2,500 shares authorized; no shares outstanding                              -             -
   Common stock:  5,000 shares authorized, no par value; 1,105 shares outstanding in
     fiscal 2003 and 2002                                                                    2,675         2,633
   Stock subscription receivable                                                              (400)         (400)
   Retained earnings                                                                         2,032         2,168
                                                                                         ---------------------------
                Total shareholders' equity                                                   4,307         4,401
                                                                                         ---------------------------
                Total liabilities and shareholders' equity                                $  7,115      $  7,470
                                                                                         ===========================

  The accompanying notes are an integral part of these consolidated statements.



                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        Nine Months               Three Months
                                                                                      Ended March 31             Ended March 31
                                                                                      --------------             --------------
                                                                                       2003      2002             2003        2002
                                                                                       ----      ----             ----        ----
RENTAL REVENUE                                                                      $ 1,138      $ 1,095        $ 381       $  362

OPERATING COSTS                                                                       1,420        1,639          359          394
                                                                                  --------------------------------------------------
OPERATING (LOSS) INCOME
                                                                                       (282)        (544)          22          (32)

INTEREST AND OTHER INCOME (EXPENSE), NET                                                (54)         (60)          (6)           7
                                                                                  --------------------------------------------------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                                                       (336)        (604)          16         (25)
                                                                                         84          161           (9)         (1)
BENEFIT (PROVISION) FOR INCOME TAXES
                                                                                  --------------------------------------------------
NET (LOSS) INCOME FROM CONTINUING OPERATIONS                                           (252)        (443)           7         (26)

GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS, net of income taxes                     116           53           (4)         10
                                                                                  --------------------------------------------------
NET (LOSS) INCOME                                                                   $  (136)      $ (390)        $  3       $ (16)
                                                                                  ==================================================

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:

  Basic                                                                               1,105        1,042        1,105        1,043

  Diluted                                                                             1,110        1,051        1,108        1,052

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations
  Basic                                                                            $ (0.23)     $ (0.43)      $  0.01     $ (0.02)
  Diluted                                                                          $ (0.23)     $ (0.43)      $  0.01     $ (0.02)

Discontinued operations:
  Basic                                                                            $  0.10       $ 0.05        $ 0.00      $ 0.01
  Diluted                                                                          $  0.10       $ 0.05        $ 0.00      $ 0.01

Net loss:
 Basic                                                                             $ (0.12)     $ (0.37)      $ 0.00      $ (0.02)
 Diluted                                                                           $ (0.12)     $ (0.37)      $ 0.00      $ (0.02)


  The accompanying notes are an integral part of these consolidated statements.



                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                    FOR THE NINE MONTHS ENDED MARCH 31, 2003
                             (AMOUNTS IN THOUSANDS)


                                                     Common Stock
                                              ----------------------------      Stock                            Total
                                                 Number                     Subscriptions      Retained      Shareholders'
                                               of Shares       Amount         Receivable       Earnings         Equity
                                              -----------------------------------------------------------------------------



BALANCE, JUNE 30, 2002                              1,105      $ 2,633      $  (400)           $  2,168      $  4,401

   Net loss                                             -            -            -                (136)         (136)

   Non-cash stock compensation charge                   -           42            -                   -            42
                                              ------------------------------------------------------------------------------

BALANCE, MARCH 31, 2003                             1,105      $ 2,675      $  (400)          $  2,032       $  4,307

                                              ==============================================================================


  The accompanying notes are an integral part of these consolidated statements.


                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                                2003              2002
                                                                                        -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                  $  (136)            $ (390)
                                                                                        -----------------------------------
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Loss on sale of fixed assets                                                                 7                  -
      Gain on sale of discontinued operations, net                                              (116)               (53)
      Non-cash stock compensation charge                                                          42                 40
      Depreciation and amortization expense                                                      234                297

      Changes in assets and liabilities:
        Accounts receivable, net                                                                   6                  7
        Other receivables                                                                         (2)                86
        Deferred income tax benefit                                                               (7)              (154)
        Prepaid commissions and other assets                                                      12                (52)
        Prepaid income taxes                                                                      75                287
        Prepaid expenses and other assets                                                        103                 84
        Accounts payable and accrued expenses                                                     81                  -
        Accrued payroll and related liabilities                                                 (129)               234
        Unearned rents and deposits                                                              (12)                34
                                                                                        -----------------------------------
                                                                                                 294                810
                                                                                        -----------------------------------
              Net cash provided by continuing operations                                         158                420
              Net cash used in discontinued operations                                           (39)               (17)
                                                                                        -----------------------------------
              Net cash provided by operating activities                                          119                403
                                                                                        -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                         (142)              (113)
   Investment in MetroPCS                                                                     (1,044)              (446)
                                                                                        -----------------------------------
              Net cash used in investing activities                                           (1,186)              (559)
                                                                                        -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                          (46)               (42)
   Issuance of common stock                                                                        -                  5
                                                                                        -----------------------------------
            Net cash used for financing activities                                               (46)               (37)
                                                                                        -----------------------------------
NET DECREASE IN CASH                                                                          (1,113)              (193)
CASH AT BEGINNING OF YEAR (of which $600 is restricted)                                        3,369              3,936
                                                                                        -----------------------------------
CASH AT END OF YEAR (of which $600 is restricted)                                           $  2,256           $  3,743
                                                                                        ===================================


                       Supplemental Cash Flow Information
                                                                                              2003             2002
                                                                                        ----------------------------------
Interest paid                                                                              $  106            $ 109
Taxes paid                                                                                 $    1            $   2



  The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2003



Note 1 - Basis of Presentation

The accompanying fiscal year 2003 and 2002 unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2002. The results of operations for the nine-month period ended March 31, 2003 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2003.


Note 2 - Investment

The Company has made a financial commitment to make a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc., of which $2,446,000 was funded as of March 31, 2003. The Company accounts for the investment using the cost method. It is anticipated that the remaining $554,000 will be funded by the end of the 2003 fiscal year.


Note 3 - Discontinued Operations

The after tax gains of $116,000 and $53,000 on the sale of discontinued operations presented in the accompanying statements of earnings for the three and nine months ended March 31, 2003 and 2002, respectively, represent the sales of remaining discontinued inventories and fixed assets net of related selling costs and income taxes.

On October 3, 2002 the Company entered into a sale agreement with Commercial Sales and Leasing, Inc. for the remaining Perma-Pak finished goods and other Perma-Pak property for a total sale price of $240,000. The agreement calls for a down payment of $175,000 with the balance of $65,000 secured by a non-interest bearing promissory note. The promissory note calls for payments of $20,000 on October 25, 2002, $30,000 on April 4, 2003 and $15,000 on July 4, 2003. The
Company has received the October and April payments. Revenue pursuant to this sale is recorded at the time payments are received. Pursuant to the separation agreement with the former Chief Executive Officer, Gary L. Hess, "Mr. Hess", (who is a current board member), the Company agreed to pay Mr. Hess a commission of 7% on the aggregate sales of $250,000 of Perma-Pak finished goods and other property and 50% on sales above $250,000. As of March 31, 2003, the Company has paid Mr. Hess a commission of $44,329 with respect to the sale of Perma-Pak assets to Commercial Sales and Leasing, Inc. Upon receipt of the balance of the total purchase price of $45,000, the Company will owe an additional commission to Mr. Hess of $27,500.

Remaining liabilities of discontinued operations of $64,000 and $219,000, as of March 31, 2003 and June 30, 2002, respectively, relate to reserves for rental repairs necessary to ready one of the Company's properties previously used in the discontinued operations for future rentals. The original reserve was recorded as a charge to discontinued operations during 2000. All remaining un-sold fixed assets of discontinued operations are fully written off.

Note 4 - Stock Options

Effective July 1, 2002, the Company has elected to account for all prospective stock options in accordance with SFAS 123, "Accounting for Stock-Based
Compensation". As a result, during the first nine months of fiscal 2003 the Company incurred a charge included in continuing operations of $42,000 related to the issuance of 24,200 fully vested stock options to the directors, officers and certain employees of the Company. No additional stock options have been granted as of March 31, 2003. The Company recorded an additional charge of $18,000 during the three months ended September 30, 2002 related to the extension of a former board member's stock option exercise period.

Prior to July 1, 2002, The Company accounted for stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation cost was recorded as the difference between the fair value and the exercise price at the date of grant, and was recorded on a straight-line basis over the vesting period of the underlying options. Prior to July 1, 2002, the Company had adopted the disclosure only provisions of Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The Company continues to account for stock options granted prior to July 1, 2002 in accordance with APB 25; and thus, continues to apply the disclosure only provisions of SFAS 123 to such options. During the three months ended March 31, 2002, the Company recognized a compensation charge of $22,501 related to the extension of a board members' stock option exercise period. No other compensation expense has been recognized in the accompanying financial statements pursuant to stock options issued prior to July 1, 2002 as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock options granted prior to July 1, 2002 been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the net income (loss) would have been decreased (increased) to the pro forma amounts indicated below:


     -------------------------------------------------------------------------------------------------------
        (in thousands, except per             Three Months Ended March 31,  Nine Months Ended March 31,
         share amounts)
                                      ----------------------------------------------------------------------
                                               2003               2002             2003              2002
------------------------------------------------------------------------------------------------------------

Net (Loss) Income, as reported                 $ 3              $ (16)             $(136)          $ (390)
------------------------------------------------------------------------------------------------------------

Pro-forma Net Loss                             $ 2              $ (18)             $(141)          $ (435)
------------------------------------------------------------------------------------------------------------

Earnings (Loss) Per Share:
------------------------------------------------------------------------------------------------------------
       Basic - as reported                     $ 0.00           $(0.02)            $(0.12)         $(0.37)
------------------------------------------------------------------------------------------------------------

       Basic - pro-forma                       $ 0.00           $(0.02)            $(0.13)         $(0.42)
------------------------------------------------------------------------------------------------------------

       Diluted - as reported                   $ 0.00           $(0.02)            $(0.12)         $(0.37)
------------------------------------------------------------------------------------------------------------

       Diluted - proforma                      $ 0.00           $(0.02)            $(0.13)         $(0.42)
---------------------------------------------------------------------------------------- -------------------



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2002, 2000, 1999 and 1996 grants, respectively: weighted average risk-free interest rates of 4.78, 6.19, 5.13 and 6.61 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 25.83, 39.54, 63.85 and 37.44 percent. For options outstanding as of March 31, 2003, the weighted average fair value as of the grant date was $2.13.

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

The financial statements herein presented for the three and nine months ending March 31, 2003 and 2002 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature.


                                    OVERVIEW

As of March 31, 2003, the Company's business consists of its real estate management and rental operations and its minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. Prior to the sale of its other business segments, SonomaWest operated in three business segments: industrial dried fruit ingredients, organic packaged goods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, both of these business segments are considered discontinued operations and their operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.

During fiscal 2002, the Company committed to a $3 million minority investment in a telecommunications company. As of March 31, 2003, the Company had invested $2,446,000 of its $3.0 million commitment.

                             DISCONTINUED OPERATIONS

For the nine months ended March 31, 2003, the Company recorded an after-tax gain from discontinued operations of $116,000. The after-tax gain for the nine-months ended March 31, 2003 was primarily a result of the gain of $91,000 ($151,000 pretax) on the sale of the Perma-Pak inventory and equipment and the reversal of the reserve of $44,000 ($74,000 pretax) for the expected sublease shortfall of the Company's former corporate headquarters. The reversal of the reserve was a result of the acceptance of the option by the sublessee to extend the sublease through the original term of the Company's lease; thus, eliminating the shortfall. This compares to an after-tax gain of $53,000 for the nine months ended March 31, 2002.


                        RESULTS OF CONTINUING OPERATIONS

The Company's continuing line of business is its real estate management and rental operations and an investment in MetroPCS, Inc.

Results of Operations
---------------------

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leaseable area under roof of 390,000 square feet. As of March 31, 2003 the Company had a total of 27 tenants compared to 28 tenants in March 31, 2002. The tenants have varying original lease terms ranging from month-to-month to seven years with options to extend the leases. As of March 31, 2003, the tenants occupied approximately 218,000 square feet under roof or 56% of the leasable area under roof. This compares to 209,000 square feet under roof or 54% as of March 31, 2002. In addition to the area under roof, the Company had 84,000 square feet of outside area under lease as of March 31, 2003 and 81,000 in 2002.

Rental Revenue. For the nine months ended March 31, 2003 rental revenue increased $43,000 or 4% as compared to the corresponding period in the prior year. Although the number of tenants decreased from March 31, 2003 and 2002, the increase in rental revenue is attributable to increased square footage occupancy throughout the first nine months of the 2003 fiscal year as compared to the first nine months of the 2002 fiscal year.

For the three months ended March 31, 2003 rental revenue increased $19,000 or 5% as compared to the corresponding period in the prior year. This increase was a primarily the result of the current tenants increasing their space and overall increases in rental rates as a result of CPI and other lease related charges.

Operating Costs. Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling, general and administrative costs related to the discontinued packaged goods businesses were charged to discontinued operations in the consolidated statements of operations. For the nine months ended March 31, 2003 operating costs decreased $219,000 or 13% compared to the nine months ended March 31, 2002. The decrease from fiscal 2002 was primarily due to separation costs of $362,500 related to the termination of the Company's Chief Executive Officer, which were expensed during the nine months ended March 31, 2002, offset by the accrual of the expected non-reimbursable costs to be incurred as a result of storm damage incurred in December of 2002 of $173,000. The Company's total operating costs exceeded the tenant rental revenue for the nine months ended March 31, 2003 and 2002. The Company continues to closely scrutinize all discretionary spending. In addition, the Company continues to actively search for additional tenant revenue to eliminate these negative operating results. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

During December 2002 the Company experienced two severe storms with high winds. The Company estimates that they will incur $173,000 of costs to repair the damages and demolish portions of buildings damaged during the two storms that will not be covered by the Company's insurance as a result of the deductible of $100,000 per occurrence.

For the three months ended March 31, 2003 operating costs decreased $35,000 or 9%. This decrease was a result of lower depreciation expense and bad debt expense.

Interest and Other Income (Expense), Net. Interest and other income (expense) consist primarily of interest income on the Company's cash balances, interest expense on mortgage debt and the change in the value of the Company's interest rate swap contract. For the nine months ending March 31, 2003, the Company generated $38,000 of interest income, incurred $106,000 of interest expense, and recorded a positive swap contract adjustment of $16,000. This compares to $84,000 of interest income, $109,000 of interest expense and a negative swap contract adjustment of $38,000 for the corresponding period in the prior year. The decrease in interest income is due to a reduced cash balance in fiscal 2003 and a decline in interest rates.

Income Taxes. The effective tax rate for the nine months ended March 31, 2003 decreased to 25% from 27% as of March 31, 2002. As of June 30, 2002 the Company has carried back all of its federal losses to offset prior years taxable income. Any tax losses incurred subsequent to the June 30, 2002 will be carried forward to offset future taxable income. Due to the uncertainty of future realization, a valuation allowance is recorded against state net operating losses. The primary reason for the lower effective rate as of March 31, 2003, was the impact of permanent differences (primarily the $42,000 stock compensation charge) on a small amount of taxable loss and the valuation allowance recorded against state net operating losses.


Liquidity and Capital Resources
-------------------------------

The Company had unrestricted cash of $1.7 million at March 31, 2003 and current maturities of long-term debt of $1.9 million. The Company's long-term debt is due and payable in December 2003, and as a result, the entire debt is recorded under current maturities of long-term debt. The Company anticipates refinancing this debt and has begun the process of discussing this refinancing with lenders. The Company's cash balance decreased $1,113,000 during the nine months ended March 31, 2003, primarily as a result of the investment of $1,044,000 in MetroPCS, Inc. and capital expenditures of $142,000.

During December 2000, the Company entered into an agreement with its sole lender to modify the terms of its lending agreement. As a result, the financial based debt covenant was amended. The new covenant required the Company, at the end of each fiscal year, to maintain a debt service coverage ratio at least 1.15 to 1. Until such time as this ratio reaches 1.25 to 1 at the Company's fiscal year end, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan. As of August 15, 2002, the Company and the bank agreed to a Restated and Amended Addendum ("Addendum") to this agreement. This Addendum amended and restated the provisions of the agreement stated above. The new Addendum requires that the Company, at the end of each fiscal year, maintain a debt service coverage ratio of at least 1.05 to 1. It still requires that until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. In addition to the lien on the Company's South Sebastopol Property it grants the bank a lien on a money market account, in the amount of $90,000. Management believes that in the future it can remain in compliance with this new debt service coverage ratio. The $90,000 Money Market account balance is part of, not an addition to, the restricted unencumbered cash balance of $600,000. As of June 30, 2002, the Company's debt service ratio was 1.18 to 1. Consequently, $600,000 is classified as restricted cash on the accompanying balance sheet. As of March 31, 2003, the Company's debt service coverage ratio was 1.33 to 1.

The Company has committed itself to a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of March 31, 2003, the Company had invested $2,446,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $554,000 will be partially funded during the fourth quarter of fiscal 2003 with the balance funded in fiscal 2004.

On July 17, 2002 the Company entered into a separation agreement in principle, which was thereafter executed, with its President and Chief Executive Officer, Gary L. Hess ("Mr. Hess"), a current board member, replacing Mr. Hess' existing employment agreement. Pursuant to the separation agreement, Mr. Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2002. Effective September 2002, the Company began paying separation payments to Mr. Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2002. As of March 31, 2003, the remaining obligation under this agreement is $112,500. Pursuant to this separation agreement, Mr. Hess has been designated as the Company's exclusive sales representative in its efforts to sell any and all remaining Perma-Pak finished goods inventory and other Perma-Pak property (inventory and property related to discontinued operations) and will receive commissions of 7% on the aggregate sales up to $250,000 and 50% on the sales above $250,000. As of October 3, 2002, the Company entered into an agreement to sell all of the remaining Perma-Pak finished goods inventory and other Perma-Pak property. As of March 31, 2003 the Company received $195,000 of the $240,000 total purchase price. The Company has paid commissions to Mr. Hess of $ 44,329 pursuant to this sale and $ 53,173 in total pursuant to this agreement. Upon receipt of the balance of the total purchase price of $45,000, the Company will owe a commission to Mr. Hess of $27,500. As part of the separation agreement, Mr. Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Mr. Hess elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. Mr. Hess elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Mr. Hess up to $447,370 to allow Mr. Hess to exercise the aforementioned options. Mr. Hess elected to borrow $400,000 to exercise 80,000 stock options at $5 per share. The note dated January 28, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note is payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9,474 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22,501.

On September 4, 2002, the Company authorized the waiver of the provision of Craig R. Stapleton's (a shareholder and former director) stock options, providing for the termination of the options 90 days following termination of service to the Company. Consequently, the period in which Mr. Stapleton is entitled to exercise his option to purchase 10,000 shares was extended, and a one-time non-cash compensation charge of $18,000 was recorded in September 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During fiscal 1999, the Company entered into a note payable with an initial principal amount of $2,100,000. The note has a variable interest rate tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company entered into an interest-rate swap agreement. The interest rate swap agreement has a five-year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. The interest amounts are calculated based upon the notional amount, which is amortized monthly based on the Company's principal payments and was $1,871,502 as of March 31, 2003. The initial notational amount was $2,100,000. During the nine months ended March 31, 2003, the Company recorded a decrease in the value of this swap agreement of $14,828. The fair value of the interest rate swap was $(54,482) as of March 31, 2003, and is included in accrued liabilities in the accompanying condensed consolidated financial statements.


Table of Interest Rate Swap:

                                               Notional     Variable Interest  Fixed Rate   Variable Rate    Effective
                                                Amount       Rate on Note       Paid on      Received on    Interest Rate
                                                                                 Swap           Swap           on Note
----------------------------------------     -----------    -----------------  ----------   --------------  --------------

Matures in December 2003                     $1,871,502           3.55%          5.10%          (1.30)%          7.35%



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

The Company's management, including the Chairman of the Board and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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



Date:    May 13, 2003


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


Date: May 13, 2003

                                /s/ Roger S. Mertz
                          -----------------------------------------------
                          Roger S. Mertz
                          Chairman of the Board of Directors

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


Date: May 13, 2003


                                      /s/ Thomas R. Eakin
                                    ----------------------------------------
                                    Thomas R. Eakin
                                    Chief Financial Officer

                                  EXHIBIT INDEX




 Exhibit No.                       Document Description
------------                       --------------------
    99.1     Certification Pursuant to Section 906 of Sarbanes Oxley Act of 2002

    99.2     Certification Pursuant to Section 906 of Sarbanes Oxley Act of 2002