Form 10-K
period 2003-06-30
SONOMAWEST HOLDINGS INC
filed 2003-09-12
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                of 1934. For the fiscal year ended June 30, 2003

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934. For the transition period from _______ to _______.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES _X_ NO ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         YES ___ NO _X_

         On September 3, 2003 non-affiliates of the Registrant held voting stock with an aggregate market value of $3,678,622 computed by reference to the average of the bid and asked prices of such stock on such date. For the purposes of the foregoing calculations, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

         As of September 3, 2003, there were 1,104,783 shares of common stock, no par value, outstanding which is the only class of shares publicly traded.

         Portions of the following document are incorporated by reference from the Registrant's Proxy Statement for Registrant's 2003 Annual Meeting of Shareholders currently scheduled to be held October 29, 2003 and to be filed with the Securities and Exchange Commission on or before 120 days after the end of the 2003 fiscal year, including portions required under Part III of this report.

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

                                     PART I

ITEM 1.  BUSINESS

         SonomaWest Holdings, Inc., formerly Vacu-dry Company, ("SonomaWest" or the "Company") was incorporated in 1946 and currently operates as a real estate management and rental company. The Company also holds an investment in MetroPCS, Inc., a privately held telecommunications company. Its rental operations include industrial/agricultural property, some of which was formerly used by the Company in its discontinued businesses. This commercial property is now being rented to third parties. Prior to June 30, 2002 the Company operated in three business segments: organic packaged goods, real estate, and ingredients. In July 1999, the Company consummated an asset purchase agreement to sell the majority of its ingredients business (see Note 1 to the Financial Statements). In the third quarter of fiscal 2000, the Company discontinued its organic packaged goods business, operated through a subsidiary, Made In Nature Company, Inc. (MINCO), and has sold the assets related to this segment (see Note 1 to the Financial Statements).

INDUSTRY SEGMENT INFORMATION

         For the year ended June 30, 2003, the Company operated in one reportable segment, real estate management and rental operations. The Company's primary business revenue is generated from the leasing of its two properties, located in Sebastopol, California. The properties are leased to multiple tenants with leases varying in length from month-to-month to ten years. The Company's business is not seasonal and does not require significant working capital. Revenue from the leasing activities is payable either on the 1st or 15th of the month. As of June 30, 2003, one tenant, Benziger Family Winery, accounted for 19% of the Company's revenue.

         The Company has made a financial commitment to make a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc., of which $2,695,800 was funded as of June 30, 2003. MetroPCS, Inc. was formed in 1994 with the goal of acquiring licenses to enable the company to become a wireless service operator. MetroPCS offers customers local service with one simple rate plan that enables them to talk all they want for one flat monthly fee. MetroPCS operates an all-digital network based on third generation infrastructure and handsets. MetroPCS owns C-Block licenses and provides service in the following markets: Sacramento and San Francisco, California; Miami, Florida; and Atlanta, Georgia. The Company is not involved in the daily operations or the management of MetroPCS, Inc.

         Information regarding all other business income is included in the discussion of discontinued operations.

COMPETITION

         The Company competes with numerous commercial property landlords which offer warehouse, manufacturing and food processing properties in the greater Petaluma/Santa Rosa area, located in central to southern Sonoma County of California. The Company believes that its northern property enjoys a competitive advantage over other similarly situated properties because of the wastewater treatment facility located on the property, which is ideally suited for tenants involved in the food processing industry and more particularly the wine processing industry. The Company believes that both of its northern and southern properties are competitively priced to the market. Some of the Company's competitors enjoy the advantage that their properties are newer than the Company's properties. Currently it is impractical to determine the degree and timing of capital improvements necessary to achieve competitiveness with newer properties owned by the Company's competitors. The Company competes on the basis of location, price, service and tenant improvements, including the northern property's wastewater treatment facility.

ENVIRONMENTAL MATTERS

         The Company believes it has complied with all governmental regulations regarding protection of the environment. In connection with the renewal of its wastewater permit (issued by the State of California), the Company was required to modify its wastewater system to separate domestic waste from its processed wastewater. As a result, the Company is in the process of making these changes to comply with these regulations and has incurred related capital expenditures of $29,000 during the 2003 fiscal year and $89,500 on the project to date. The Company anticipates additional capital expenditures of approximately $183,000 to complete these changes during the 2004 fiscal year. In addition to these capital expenditures, the Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances, if any, that might be located on or in its properties in the future. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Other federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

EMPLOYEES

         The Company currently employs 5 employees in a management or staff capacity, none of whom is covered under a collective bargaining agreement.

INSURANCE

         The  Company  maintains  workers   compensation,   commercial   general
liability, property, extended coverage and rental loss insurance. While management feels the limits and coverage are adequate relative to the related risks, there is no assurance that this insurance will be adequate to protect the Company from all unforeseen occurrences. The deductible on the Company's property insurance policy is currently $50,000.

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

OUR PROPERTIES DEPEND UPON THE NORTHERN CALIFORNIA AND PARTICULARLY THE SONOMA COUNTY ECONOMY.

         All of our rental revenues come from two properties located in Northern California and more particularly Sonoma County. Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties. These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics and property damage resulting from seismic activity. The geographical concentration of our properties may expose us to greater economic risks than if we owned properties in several geographic regions. Any adverse economic or real estate developments in the Sonoma County region could adversely impact our financial condition, results from operations, cash flows, quoted per share trading price of our common stock and ability to satisfy our debt service obligations. As stated in the Spring 2003 issue of the Sonoma County Local Economic Report, presented by the Sonoma County Economic Development Board in partnership with the Sonoma County Workforce Investment Board, "Sonoma County is still in recession, with simultaneous contractions in all the major industries" As part of this economic downturn, the commercial, industrial and office markets in the greater Petaluma/Santa Rosa area are also experiencing a recession. Obtaining new tenants for our properties generally requires taking tenants from competitor properties. There is no assurance that the market will significantly improve in the near future.

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

POTENTIAL LOSSES MAY NOT BE COVERED BY INSURANCE.

         We carry commercial general liability, property, extended coverage and rental loss insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry earthquake coverage. We do not carry insurance for generally uninsurable losses such as pollution, contamination, asbestos and seepage. Some of our policies are subject to limitations involving large deductibles or co-payments and policy limits. If we experience a loss, which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

DOWNTURNS IN TENANTS' BUSINESSES MAY REDUCE OUR CASH FLOW.

         For the year ended June 30, 2003, we derived all of our continuing operating revenues from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our tenants could adversely impact our financial condition, results from operations, cash flow, the quoted per share trading price of our common stock and the ability to satisfy any debt service obligations. Although we have not experienced material losses from tenant bankruptcies, tenants could file for bankruptcy protection in the future.

WE MAY BE UNABLE TO RENEW LEASES OR RE-LET SPACE AS LEASES EXPIRE.

         As of June 30, 2003, leases representing approximately 0% and 2% of the square footage of our properties will expire in 2004 and 2005, respectively. If leases expire with above market rental rates we may be forced to renew or re-lease such expiring leases at lower rates. We cannot give any assurance that leases will be renewed or that its properties will be re-leased at rental rates equal to or above the current rental rates. If the rental rates for our properties decrease, existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space, our financial position, results of operations, cash flow, quoted per share trading price of our common stock and ability to satisfy its debt service obligations would be adversely affected.

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

WE RELY ON A MAJOR TENANT FOR A SIGNIFICANT PORTION OF OUR RENTAL REVENUES.

         The Company has one major tenant, Benziger Family Winery, the loss of which would have a material adverse effect on the operating results of the real estate operations. Benziger Family Winery accounted for 19%, 21% and 26% of the rental revenues for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. In addition, Benziger Family Winery accounted for 24% and 26% of the accounts receivable balance as of the fiscal years ended June 30, 2003 and 2002, respectively. At June 30, 2003 and 2002, all rent amounts owing by Benziger Family Winery were payable within the normal billing cycle and were not past due.

FACTORS RELATED TO INVESTMENT OPERATIONS.

WE MAY NOT RECEIVE A RETURN OF OR ON OUR INVESTMENT IN METROPCS, INC.

         The Company has made a financial commitment to make a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc., of which $2,695,800 was funded as of June 30, 2003. The wireless industry is unsettled, highly competitive and is marked by rapidly developing and expanding technologies, which presents some risks. Even though management believes that the investment in MetroPCS represents an attractive opportunity for the Company and will ultimately provide a positive return to the Company, there is no assurance that this will occur.

OUR INVESTMENT IN METROPCS, INC. REPRESENTS A SIGNIFICANT PORTION OF OUR ASSETS.

         As of June 30, 2003, we had invested $2,695,800 of our $3.0 million commitment. Our investment of $2,695,800 represents 38% of our total assets and assuming we had fully funded our $3.0 million commitment as of June 30, 2003, would represent 40% of our total assets. Our investment in MetroPCS is our only investment. Shareholders in the Company do not have the benefits that would result from a diversified portfolio of investments. Even though management believes that the investment in MetroPCS will ultimately provide a positive return to the Company, the loss of our investment in MetroPCS could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES

         ADMINISTRATIVE OFFICES. As of August 25, 2001 the principal administrative offices of the Company were relocated to 2064 Highway 116 North, Sebastopol, California. The administrative offices occupy a small portion of this Company-owned property. Prior to March 2000, the principal administrative offices of the Company were located in Santa Rosa, California. The Santa Rosa offices consist of approximately 9,200 square feet of office space and are leased through December 2003. This space has been sublet through the term of the lease at approximately the Company's lease rate.

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

         As of June 30, 2003, 78% of the leasable space under roof has been leased to seven tenants on a month-to-month or long-term basis. An additional 16,543 square feet of outside space has also been leased. Lease terms range from month-to-month to ten years with options to extend beyond that.

         The following table sets forth the schedule of future lease expirations and other data related to the South property:

                 Number of         Total                         Percent of 2003
               Tenants Whose    Square Feet     Annual Rent         Gross Rent
Year ending     Leases Will     Covered by      Represented        Represented
 June 30th        Expire          Leases         by Leases          by Leases
--------------------------------------------------------------------------------
2004                --            70,923          $318,938             80%
2005                --            70,923           285,020             71%
2006                 1            39,517           134,203             34%
2007                --            12,669            52,396             13%
2008                 1             5,417             8,556              2%
2009                 1                --                --             --

         The federal tax basis of the property is $329,802. The accumulated book depreciation is $936,894 and the book net carrying value is $312,061. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes.

         The real estate taxes for this property for the fiscal year ended June 30, 2003 were $13,981.

         The Company has a $1.9 million loan secured by this property, which matures in December 2003.

         SONOMAWEST INDUSTRIAL PARK NORTH. This property consists of 66.4 acres of land approximately two miles north of Sebastopol at 2064 Gravenstein Highway North. The improvements consist of twelve buildings located on approximately 27 acres with an aggregate of 305,146 square feet of leasable space under roof. In addition, there is 49,184 square feet of outside area that is currently leased. The balance of the property is dedicated to wastewater treatment and a large pond for fire protection. This property is zoned "diversified agriculture" in its entirety, which means that it can be used for agricultural/food processing, cold storage, warehousing and related office space to support industrial tenant activities. SonomaWest is currently attempting to broaden the permitted uses of the 2064 Gravenstein Highway North property to allow other types of activities, but there can be no assurance that such efforts will be successful. The existing use permit may restrict the types of tenants that could occupy the property, resulting in prolonged vacancy and/or lower rental rates, having a material adverse effect on the Company's business, financial condition and results of operations.

         As of June 30, 2003, 53% of the leasable space under roof has been leased to twenty tenants on a month-to-month or long-term basis. An additional 49,184 square feet of outside space has also been leased. Leases range from month-to-month to ten years with options to extend beyond that.

         The following table sets forth the schedule of the future lease expirations and other data related to the North property:

                 Number of         Total                         Percent of 2003
               Tenants Whose    Square Feet     Annual Rent         Gross Rent
Year ending     Leases Will     Covered by      Represented        Represented
 June 30th        Expire          Leases         by Leases          by Leases
--------------------------------------------------------------------------------
2004                 0           168,097          $1,051,848           95%
2005                 2           155,280             992,550           90%
2006                 1           143,701             920,065           83%
2007                 2            91,247             458,326           41%
2008                 4            50,539             207,382           19%
2009                 2            23,999             154,109           14%

         The federal tax basis of the property is $1,596,835. The accumulated book depreciation is $4,126,001 and the book net carrying value is $1,302,666. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes.

         The real estate taxes for this property for the fiscal year ended June 30, 2003 were $58,144.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq-Small Cap Market (symbol: SWHI).The quarterly high and low prices for the last two fiscal years were as follows:

                QUARTER ENDING              LOW               HIGH
                --------------              ---               ----
                   09/30/01                 7.05              8.20
                   12/31/01                 6.50              9.70
                   3/31/02                  6.75              8.99
                   6/30/02                  6.56              9.27
                   9/30/02                  5.37              7.77
                   12/31/02                 5.41              6.78
                   3/31/03                  5.05              6.39
                   6/30/03                  4.21              6.20

         The above quotations were obtained from the Yahoo Finance Historical Quotes Online website.

         On September 3, 2003, there were approximately 457 registered holders of common stock. On that date, the average of the high and low price per share of the Company's stock was $7.43.

         In December 2000, the Company repurchased and retired 112,000 warrants for $112,000. The warrants represented a right to purchase 112,000 shares of common stock and had an exercise price of $8 per share. The warrants were originally assigned a value of $456,000. Common stock was increased by the difference between the repurchase price and the originally assigned value.

         In October 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's stock at $8.00 per share in a tender offer. During the fourth quarter of fiscal 2001, 777,000 shares were tendered resulting in the prorated repurchase of 64% (500,000) of the tendered shares. In July 2002 the transfer company handling this tender offer reimbursed the Company $3,120 for 390 shares at $8.00 per share. These shares could not be processed due to improper paper work submitted during the tender offer and as a result the funds were ultimately reimbursed to the Company.

         The Company has not paid dividends on its common stock within the last 15 years. Even if its future operations result in profitability, as to which there can be no assurance, there is no present anticipation that dividends will be paid. Rather, the Company expects that any future earnings will be applied toward the further development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA.

YEAR ENDED JUNE 30 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                  2003      2002      2001      2000      1999
                                 ----------------------------------------------

Total revenues (1)               $1,514    $1,447    $1,192    $1,197    $  665

Net loss from continuing
    operations                     (202)     (511)     (355)     (473)     (759)
Net earnings (loss) from
    discontinued operations         127        16       161     3,183    (2,170)
Net earnings (loss)                 (75)     (495)     (194)    2,710    (2,929)
Loss per share from continuing
    operations
    Basic                         (0.18)    (0.49)    (0.27)    (0.31)    (0.50)
    Diluted                       (0.18)    (0.49)    (0.27)    (0.31)    (0.50)
Earnings (loss) per share from
    discontinued operations
    Basic                          0.11      0.02      0.12      2.09     (1.43)
    Diluted                        0.11      0.02      0.12      2.06     (1.43)
Earnings (loss) per share
    Basic                         (0.07)    (0.47)    (0.15)     1.78     (1.93)
    Diluted                       (0.07)    (0.47)    (0.15)     1.75     (1.93)
    Total Assets                  7,126     7,470     7,687    12,969    17,023
    Long Term Debt                  131     1,856     1,917     1,974     2,860

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         As of fiscal 2003 the Company's business consists of its real estate management and rental operations and its minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. Prior to the sale of its other business segments, SonomaWest operated in three business segments: industrial dried fruit ingredients, organic packaged goods and real estate. The Company commenced a strategic reorientation upon the announcement of the proposed sale of its apple-based industrial ingredients product line in June 1999. In August 1999 the decision was made to sell or discontinue all product lines in the Company's industrial dried fruit ingredients business. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, both of these business segments are considered discontinued operations and their operating results, results of cash flows and net assets are reflected outside of the Company's continuing operations.

         During fiscal 2001, the Company committed to a $3 million minority investment in the Series D preferred stock of a telecommunications company, MetroPCS, Inc. As of June 30, 2003, the Company had funded $2,695,800 of its $3.0 million commitment.

RESULTS OF CONTINUING OPERATIONS

         The Company's continuing line of business consists of its rental operations, real estate management and an investment in MetroPCS. See Item 2, Properties, above for a further discussion of the Company's real estate operations.

FISCAL 2003 COMPARED TO FISCAL 2002

         RENTAL REVENUE. The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties have a combined leaseable area of approximately 455,597 square feet (389,870 under roof and 65,727 outside) on 82 acres of land. As of the end of fiscal year 2003, there were 27 leases covering 292,785 square feet of leasable space (227,058 under roof and 65,727 outside) or 64%. As of the end of fiscal 2002, there were 26 leases that comprised 297,023 square feet of leaseable space (216,136 under roof and 80,887 outside) or 63% of the total leasable area of 471,032 (389,870 under roof and 81,162 outside). Fiscal 2003 rental revenue increased $67,000 or 5% from $1,447,000 in fiscal 2002 to $1,514,000 in fiscal 2003. Although the total leasable space decreased, the area under roof actually increased. The rental revenue per square foot for the area under roof is significantly higher than the outside area and as a result more than offset for the loss of the revenue from the outside area. In addition, the revenue also increased as a result of the normal CPI rate increases. Nonetheless, rental revenue does not cover all operating costs and interest expense, yielding deficits of $301,000 and $716,000 in fiscal years 2003 and 2002 respectively. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

         OPERATING COSTS. Operating costs consist of direct costs related to continuing operations and all general corporate costs. Only direct selling, general and administrative costs related to the ingredients and organic packaged goods businesses were charged to discontinued operations in the consolidated statements of operations in 2003 and 2002. Fiscal 2003 operating costs decreased $314,000 or 15% from $2,065,000 in fiscal 2002 to $1,751,000 in fiscal 2003.
This decrease was primarily the result of a nonrecurring charge in 2002 of $362,500 for the separation costs related to the resignation of the Company's former CEO. Of the $1,751,000 of operating expenses in fiscal 2003, $42,000 was due to non-cash compensation charges as a result of the expensing of the stock options issued on July 31, 2002. Efforts to reduce and/or maintain expenses continue to be an important focus of the Company.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense) consist primarily of interest income on the Company's cash balances, interest expense on mortgage debt and the change in the fair value of the Company's interest rate swap contract. Proceeds from the sale of the ingredients business received in July 1999 were used to pay off the Company's revolving bank line of credit and substantially reduce long-term debt. After this reduction of the Company's total debt, the Company had unrestricted cash balances of $1.9 million and $2.8 million in fiscal 2003 and 2002, respectively. In fiscal 2003 the Company generated $46,000 of interest income, incurred $140,000 of interest expense, and recorded a decrease in the fair value of the interest rate swap contract of $34,000. This compared to $102,000 of interest income, $144,000 of interest expense and a decrease in the fair value of the interest rate swap contract of $59,000, in fiscal 2002.

         INCOME TAXES. The effective tax (benefit) rate decreased from 29% in fiscal 2002 to 17% in fiscal 2003. The rate declined primarily because the permanent timing differences incurred in fiscal 2003 were a larger percentage of the income before taxes than in fiscal 2002. In addition to the effect of the permanent differences, the rates in fiscal 2003 and fiscal 2002 were lower than the normal combined federal and state rate of 40% as a result of an additional valuation allowance placed on state deferred tax assets due to the uncertainty of the future realization of such deferred tax assets and future taxable income against which the state net operating losses could be offset.

FISCAL 2002 COMPARED TO FISCAL 2001

         RENTAL REVENUE. Fiscal 2002 rental revenue increased $255,000 or 21% from $1,192,000 in fiscal 2001 to $1,447,000 in fiscal 2002. This increase was primarily the result of increased occupancy.

         OPERATING COSTS. For fiscal 2002, operating costs increased 5% or $91,000 from $1,974,000 in fiscal 2001 to $2,065,000 in fiscal 2002. Since fiscal 2001, the operating costs of the continuing operations have begun to normalize and as a result the Company's expenses have not changed materially from the fiscal 2001 level of $1,974,000. Included in the fiscal 2002 operating costs is the separation costs related to the resignation of the Company's CEO pursuant to the terms of a separation agreement.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense) consist primarily of interest income on the Company's cash balances, interest expense on mortgage debt and the change in the fair value of the Company's interest rate swap contract. Proceeds from the sale of the ingredients business received in July 1999 were used to pay off the Company's revolving bank line of credit and substantially reduce long-term debt. After this reduction of the Company's total debt, the Company had substantial unrestricted cash balances of $2.8 million and $3.3 million in fiscal 2002 and 2001, respectively. In fiscal 2002 the Company generated $102,000 of interest income, incurred $144,000 of interest expense, and recorded a decrease in the fair value of the interest rate swap contract of $59,000, compared to $418,000 of interest income and $145,000 of interest expense and a decrease in the fair value of the interest rate swap contract of $11,000, in fiscal 2001.

         INCOME TAXES. The fiscal 2002 effective tax benefit rate decreased to 29% from the fiscal 2001 effective tax benefit rate of 33%. The decrease is due to a valuation allowance placed on state net operating losses generated in fiscal 2002 due to the uncertainty of the future realization of such deferred tax assets and future taxable income against which the state net operating losses could be offset.

DISCONTINUED OPERATIONS

         In July 1999, the Company sold the bulk of its apple-based industrial ingredients product line to Tree Top, Inc., of Selah, Washington. Following completion of the sale, the Company determined in August 1999 that the remaining product lines in the Company's vacuum ingredients segment of its business would be discontinued and held for sale. These product lines included the Company's dried ingredients, Perma-Pak long-term food storage, and drink mix businesses. In January 2000, the Company decided to sell or discontinue its organic packaged goods business. As a result of these decisions, the Company has classified these business segments as discontinued operations. Accordingly, the Company has segregated the net assets of the discontinued operations in the consolidated balance sheets as of June 30, 2003 and 2002, the operating results of the discontinued operations in the consolidated statements of operations for fiscal 2003, 2002, and 2001 and the cash flows from discontinued operations in the consolidated statements of cash flows for fiscal 2003, 2002, and 2001.

         For  fiscal  2003,   the  Company   recorded  an  after-tax  gain  from
discontinued operations of $127,000. This compares to an after-tax gain from discontinued operations of $16,000 for 2002 and

$161,000 for 2001. The increase in 2003 is a result of the sale of the Company's Perma-Pak finished goods and other property.

         On October 3, 2002 the Company entered into a sale agreement with Commercial Sales and Leasing, Inc. for the remaining Perma-Pak finished goods and other Perma-Pak property for a total sale price of $240,000. The agreement calls for a down payment of $175,000 with the balance of $65,000 secured by a non-interest bearing promissory note. The promissory note calls for payments of $20,000 on October 25, 2002, $30,000 on April 4, 2003 and $15,000 on July 4,
2003. As of September 3, 2003, the Company has not received the final payment of $15,000 due under the promissory note. Revenue pursuant to this sale is recorded at the time payments are received. Pursuant to a separation agreement, the Company agreed to pay Gary Hess (the Company's former Chief Executive Officer and a current Board Member), a commission of 7% on the net purchase price for sales of $250,000 of Perma-Pak finished goods and other property and 50% on the net purchase price for sales above $250,000. As of June 30, 2003, the Company has paid Gary Hess a commission of $59,329 with respect to the sale of Perma-Pak assets to Commercial Sales and Leasing, Inc. Upon receipt of the final payment of $15,000 on the purchase price the Company will owe Gary Hess the final commission payment of $7,500.

         Remaining liabilities of discontinued operations of $39,000 and $219,000, as of June 30, 2003 and June 30, 2002, respectively, relate to reserves for rental repairs necessary to ready one of the Company's properties previously used in the discontinued operations for future rentals. The original reserve was recorded as a charge to discontinued operations during 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash of $1.9 million at June 30, 2003 (all of which was unrestricted), and current maturities of long-term debt of $1,856,000. Although the Company generated a pre-tax loss of $301,000 from operating activities, the Company generated positive cash flow from operating activities of $38,000. The decrease in the cash balance of $1,430,000, from $3,369,000 at June 30, 2002 to $1,939,000 at June 30, 2003, was primarily a result of the investment of $1,294,000 in MetroPCS, Inc. and capital expenditures of $114,000.

         During December 2000, the Company entered into an agreement with its sole lender to modify the terms of its lending agreement. As a result, the financial based debt covenant was amended. The new covenant required the Company, at the end of each fiscal year, to maintain a debt service coverage ratio of at least 1.15 to 1. Until such time as this ratio reaches 1.25 to 1, the Company was required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan. As of August 15, 2001, the Company and the bank agreed to a Restated and Amended Addendum ("Addendum") to this agreement. This Addendum amended and restated the provisions of the agreement stated above. The new Addendum requires that the Company, at the end of each fiscal year, maintain a debt service coverage ratio of at least 1.05 to 1. It still requires that until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. In addition to the lien on the Real Property (South Property only) it grants the bank a lien on a money market account, in the amount of $90,000. Management is confident that in the future it can remain in compliance with this new debt service coverage ratio. The $90,000 Money Market account balance is part of, not an addition to, the restricted unencumbered cash balance of $600,000. As of June 30, 2003, the Company's debt service ratio was 1.28 to 1, which exceeds the minimum ratio of
1.25 to 1. As a result, all of the cash on the balance sheet as of June 30, 2003 is classified as unrestricted. The Company is actively pursuing the refinancing of this loan, which matures in December 2003.

         The Company has a variable rate borrowing tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company entered into an interest rate swap contract. Under the terms of the interest rate swap, the Company exchanges - monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100,000. The notional amount is amortized monthly based on the Company's principal payments and was $1,856,000 as of June 30, 2003. The interest rate contract has a five-year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. In accordance with Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the Company reports all changes in the fair value of its swap contract in earnings. The Company has not designated this swap as a formal hedge. During the year ended June 30, 2003, the Company recorded a decrease in the fair value of this swap contract of $33,899. This amount is included in interest expense.

         The Company has committed itself to a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of June 30, 2003, the Company had invested $2,695,800 of its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $304,200 will be funded in the first half of the fiscal year ending June 30, 2004.

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

         On September 4, 2001, the Company authorized the waiver of the provision of Craig R. Stapleton's (a shareholder and former director) stock options, providing for the termination of the options 90 days following service. Consequently, Craig Stapleton's option to purchase 10,000 shares was extended, and a one-time non-cash compensation charge of $18,000 was recorded in September 2001.

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

DISCONTINUED OPERATIONS RESERVES

         As a result of the discontinuance of the Company's industrial ingredients and organic packaged goods businesses, the Company established reserves to account for potential charges that are expected to arise in future periods related to discontinued operations. As of June 30, 2003 there is only one remaining reserve of $39,000 for repairs to the North Property related to the expenses necessary to modify the facility from a food processing operation to a multi-tenant property. Once this reserve is depleted if there are any additional repairs needed to complete this modification of the facility, these expenses will be charged directly against "operating expenses" on the consolidated statement of operations to the extent they cannot be capitalized. With the sale of the Perma-Pak finished goods inventory and other property, there are no remaining discontinued operational assets of any significance.

VALUATION ALLOWANCE ON DEFERRED TAXES

         The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company continues to post losses from its continuing operations. The losses have generated federal tax net operating losses ("NOLs") which have been carried back to offset prior years' taxable income. As of June 30, 2002 the Company carried back all of its remaining allowable NOLs. The Company has received tax refunds from the Internal Revenue Service of $75,135, $250,442 and $763,768 as a result of the NOLs generated from the fiscal years ended June 30, 2002, 2001 and 2000, respectively. After the carryback of the June 30, 2002 Federal NOL there are no remaining federal NOLs as of June 30, 2002. For state tax purposes, California does not allow corporations to carry back their NOLs, and corporations can only carry forward 55% of the NOLs to future years to offset net operating profits. Furthermore, state net operating losses will begin to expire in fiscal 2005. As a result, the Company has established a valuation allowance for state deferred tax assets for which future realization is uncertain. At June 30, 2003, the Company had recorded, net deferred tax assets of $383,000.

SUBSEQUENT EVENTS

STOCK OPTIONS

         On July 30, 2003, the Company's Board of Directors granted options under the 2002 Plan exercisable in the aggregate for 24,200 shares of common stock to the following Directors: Roger S. Mertz - 7,500, David J. Bugatto - 5,000, Gary L. Hess - 5,000, Fredric Selinger - 5,000. In addition to the Directors, the Board of Directors also granted options under the 2002 Plan exercisable in the aggregate for 1,700 shares of common stock to other officers and employees. All of these common stock options were granted at the market price on the date of grant of $5.05 per share and are all fully vested at the time of issuance.

MINIMUM LEASE INCOME

The Company has been leasing warehouse space, generating revenues of $1,514,000 in 2003, $1,447,000 in 2002 and $1,192,000 in 2001. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of June 30, 2003, assuming none of the existing leases is renewed or no additional space is leased, the following will be the future minimum lease income (in thousands):



                        YEAR ENDING
                          JUNE 30
               -------------------------------
               2004                                     1,371
               2005                                     1,278
               2006                                     1,054
               2007                                       511
               2008                                       216
               Thereafter                                 679
                                                  ---------------
                        Total                          $5,109
                                                  ===============



RELATED PARTY TRANSACTIONS

David J. Bugatto, director, has entered into a consulting agreement with the Company, whereby David Bugatto will provide real estate consulting services to the Company for a monthly fee of $2,500. In addition, in the event that either of the Company's Sonoma County properties are sold during the term of the agreement, David Bugatto would be paid a fee of 2.5% of the sales price if no broker commission is involved and 1.25% of the sales price if a broker is involved in the sale. In the event that either property is refinanced during the term of the agreement, David Bugatto will be paid a fee equal to 1% of the amount of the proceeds received by the Company in excess of its current debt. The agreement is effective until the earlier of its termination by either party or December 31, 2003. During fiscal 2003, the Company paid David Bugatto $32,000, for real estate consulting services. As of June 30, 2003, the Company has a payable to David Bugatto of $2,603.

Gary L. Hess, director and former President and Chief Executive Officer, has entered into an agreement with the Company to sell its remaining Perma-Pak inventory and equipment. During fiscal 2003, the Company incurred $60,194 in commissions under this agreement and $7,979 during fiscal 2002. As of June 30, 2003, the Company did not owe Gary Hess any commissions under this agreement. On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with Gary Hess, replacing his existing employment agreement. Pursuant to the separation agreement, Gary Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Gary Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2002. As of June 30, 2003, the remaining obligation under this agreement is $75,000. Pursuant to this separation agreement, the Company also designated Gary Hess for the period beginning July 17, 2001 and ending December 31, 2002, as the Company's exclusive sales representative to sell any and all remaining Perma-Pak finished goods inventory and other Perma-Pak property (inventory and property related to discontinued operations). Under the agreement, Gary Hess was entitled to a commission of 7% on the net purchase price received by the Company up to $250,000 and 50% on the net purchase price above $250,000. As of October 3, 2002, the Company entered into an agreement to sell all of the remaining Perma-Pak finished goods inventory and other Perma-Pak property. As of June 30, 2003 the Company received $225,000 of the $240,000 total purchase price. The Company has paid commissions to Gary Hess of $59,329 pursuant to this sale and $68,173 in total pursuant to this agreement. Upon receipt of the balance of the total purchase price of $15,000, the Company will owe a commission to Gary Hess of $7,500. As part of the separation agreement, Gary Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Gary Hess elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. Gary Hess elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Gary Hess up to $447,370 to allow Gary Hess to exercise the aforementioned options. Gary Hess elected to borrow $400,000 to exercise 80,000 stock options at $5 per share. The note dated January 28, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note is payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9,474 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22,501.

Roger S. Mertz, Chairman of the Board, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm serves as the Company's general counsel. During 2003, 2002, and 2001, the Company incurred $204,000, $186,000 and $214,000 respectively, for legal services from Allen Matkins. As of June 30, 2003, the Company has a payable to Allen Matkins of $9,331.

On September 4, 2001, the Company authorized the waiver of the provision of Craig R. Stapleton's (a shareholder and former director) stock options, providing for the termination of the options 90 days following service.
Consequently Craig Stapleton's option to purchase 10,000 shares was extended, and a one-time non-cash compensation charge of $18,000 was recorded in September 2001.

Thomas R. Eakin, CFO, entered into a consulting agreement with the Company, whereby Thomas Eakin will provide financial management and accounting services to the Company. During fiscal 2003, the Company incurred $65,000 for financial management and accounting consulting services from Thomas Eakin. As of June 30, 2003, there was a payable to Thomas Eakin of $627. The independent consulting agreement terminated on July 31, 2003. Subsequent to year-end, the Company entered into a new Consulting Agreement with Thomas Eakin. Under the agreement, Thomas Eakin will provide financial management and accounting services to the Company. Thomas Eakin is compensated at an hourly billing rate of $110 per hour, plus expenses.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During fiscal 1999, the Company entered into a note payable with an initial principal amount of $2,100,000. The note has a variable interest rate tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company entered into an interest-rate swap agreement. The interest rate swap agreement has a five-year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. The interest amounts are calculated based upon the notional amount, which is amortized monthly based on the Company's principal payments and was $1,855,560 as of June 30, 2003. The initial notational amount was $2,100,000. The Company has not designated this swap as a formal hedge. During the 2003 fiscal year, the Company recorded a decrease in the value of this swap agreement of $33,899. The fair value of the interest rate swap was $(37,033) as of June 30, 2003, and is included in accrued liabilities in the accompanying condensed consolidated financial statements.

TABLE OF INTEREST RATE SWAP:

                                       VARIABLE    FIXED    VARIABLE   EFFECTIVE
                                       INTEREST     RATE      RATE      INTEREST
                            NOTIONAL     RATE     PAID ON   RECEIVED    RATE ON
                             AMOUNT     ON NOTE     SWAP     ON SWAP      NOTE
                           ----------  --------   -------   --------   ---------
Matures in December 2003   $1,855,560    3.57%     5.10%     (1.32)%     7.35%
                           ----------    ----      ----      -----       ----

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Consolidated Financial Statements and Consolidated Financial Statement Schedule



Independent Auditor's Report ............................................... F-1

Independent Auditor's Report (Arthur Andersen LLP) ......................... F-2

Consolidated Balance Sheets at June 30, 2003 and 2002 ...................... F-3

Consolidated Statements of Operations for the years ended
June 30, 2003, 2002 and 2001 ............................................... F-4

Consolidated Statements of Changes in Shareholders' Equity
for the years ended June 30, 2003, 2002 and 2001 ........................... F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2003, 2002 and 2001 ............................................... F-6

Notes to Consolidated Financial Statements ................................. F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
SonomaWest Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SonomaWest Holdings, Inc. (a California corporation) and Subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SonomaWest Holdings, Inc. and Subsidiary for the year ended June 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 6, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. and Subsidiary as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule III for each of the two years in the period ended June 30, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.





GRANT THORNTON LLP

San Francisco, California,
July 28, 2003

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

ARTHUR ANDERSEN LLP
San Francisco, California,
August 6, 2001

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE COMPANY'S FILING ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)


ASSETS                                                        2003        2002
                                                            -------     -------
CURRENT ASSETS:
   Cash                                                     $ 1,939     $ 2,769
   Restricted cash                                               --         600
   Accounts receivable                                          136         118
   Other receivables                                             15          20
   Prepaid income taxes                                          --          75
   Prepaid expenses and other assets                            145         121
   Current deferred income taxes, net                           124         335
                                                            -------     -------
              Total current assets                            2,359       4,038
                                                            -------     -------
RENTAL PROPERTY, net                                          1,731       1,917
                                                            -------     -------
INVESTMENT, at cost                                           2,696       1,402
                                                            -------     -------
DEFERRED TAXES                                                  259          31
                                                            -------     -------
PREPAID COMMISSIONS AND OTHER ASSETS                             81          82
                                                            -------     -------
              Total assets                                  $ 7,126     $ 7,470
                                                            =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                     $ 1,857     $    61
   Accounts payable                                             108         108
   Accrued payroll and related liabilities                      104         253
   Accrued expenses                                             232         159
   Unearned rents and deposits                                  287         282
   Net liabilities of discontinued operations                    39         219
                                                            -------     -------
              Total current liabilities                       2,627       1,082
                                                            -------     -------
LONG-TERM DEBT, net of current maturities                        --       1,856
                                                            -------     -------
OTHER LONG-TERM LIABILITIES                                     131         131
                                                            -------     -------
              Total liabilities                               2,758       3,069
                                                            -------     -------
SHAREHOLDERS' EQUITY:
   Preferred stock:  2,500 shares authorized;
     no shares outstanding                                       --          --
   Common stock:  5,000 shares authorized,
     no par value; 1,105 shares outstanding
     in fiscal 2003 and 2002                                  2,675       2,633
   Stock subscription receivable                               (400)       (400)
   Retained earnings                                          2,093       2,168
                                                            -------     -------
              Total shareholders' equity                      4,368       4,401
                                                            -------     -------
              Total liabilities and shareholders' equity    $ 7,126     $ 7,470
                                                            =======     =======


 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      2003      2002      2001
                                                    ---------------------------

RENTAL REVENUE                                      $ 1,514   $ 1,447   $ 1,192
                                                    ---------------------------

OPERATING COSTS                                       1,751     2,065     1,974
                                                    ---------------------------

INTEREST AND OTHER INCOME (EXPENSE), NET                (64)      (98)      250
                                                    ---------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX      (301)     (716)     (532)

INCOME TAX PROVISION (BENEFIT)                           99      (205)     (177)
                                                    ---------------------------

NET LOSS FROM CONTINUING OPERATIONS                    (202)     (511)     (355)
                                                    ---------------------------

GAIN ON SALE OF DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES                                   127        16       161
                                                    ---------------------------

NET LOSS                                            $   (75)  $  (495)  $  (194)
                                                    ===========================

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic                                              1,105     1,052     1,291
   Diluted                                            1,109     1,061     1,319

EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations:
      Basic                                         $ (0.18)  $ (0.49)  $ (0.27)
      Diluted                                       $ (0.18)  $ (0.49)  $ (0.27)
   Discontinued operations:
      Basic                                         $  0.11   $  0.02   $  0.12
      Diluted                                       $  0.11   $  0.02   $  0.12
   Net loss:
      Basic                                         $ (0.07)  $ (0.47)  $ (0.15)
      Diluted                                       $ (0.07)  $ (0.47)  $ (0.15)


 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                      WARRANTS FOR        STOCK                            TOTAL
                                                                         COMMON       SUBSCRIPTIONS     RETAINED       SHAREHOLDERS'
                                           COMMON STOCK                  STOCK         RECEIVABLE       EARNINGS          EQUITY
                                      -------------------------
                                       NUMBER
                                      OF SHARES         AMOUNT
                                      ----------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                   1,522          $ 2,905         $   456         $    --          $ 5,874          $ 9,235

Net loss                                    --               --                              --             (194)            (194)
Repurchase of common stock                (500)          (1,068)                             --           (3,019)          (4,087)
Repurchase and retire warrants                              344            (456)             --                              (112)
Issuance of common stock                     2                6                              --               --                6
                                      ----------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2001                   1,024          $ 2,187         $    --         $    --          $ 2,661          $ 4,848
                                      ----------------------------------------------------------------------------------------------

Net loss                                    --               --              --              --             (495)            (495)
Tender offer reimbursement                  --                1              --              --                2                3
Exercise of stock options                   80              400              --            (400)              --               --
Non-cash stock compensation                 --               40              --              --               --               40
Issuance of common stock                     1                5              --              --               --                5
                                      ----------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002                   1,105          $ 2,633         $    --         $  (400)         $ 2,168          $ 4,401
                                      ----------------------------------------------------------------------------------------------

Net loss                                    --               --              --              --              (75)             (75)
Non-cash stock compensation                 --               42              --              --               --               42
                                      ----------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003                   1,105          $ 2,675         $    --         $  (400)         $ 2,093          $ 4,368
                                      ==============================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                           2003        2002        2001
                                                                         -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $   (75)    $  (495)    $  (194)

  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Loss on the disposition of fixed assets                                  7          --          --
      Gain on sale of discontinued operations, net                          (127)        (16)       (161)
      Non-cash stock compensation charge                                      42          40          --
      Depreciation and amortization expense                                  293         383         419
      Changes in assets and liabilities:
        Accounts receivable, net                                             (18)        (21)         13
        Other receivables                                                      5         104        (124)
        Prepaid income taxes                                                  75         212         529
        Prepaid expenses and other assets                                    (24)          8         (42)
        Deferred income taxes                                                (17)       (148)        256
        Prepaid commissions and other assets                                   1         (82)         --
        Accounts payable and accrued expenses                                 73          56          64
        Accrued payroll and related liabilities                             (149)        201         (26)
        Unearned rents and deposits                                            5         106          33
        Other long-term liabilities                                           --          31         100
                                                                         -------------------------------
                                                                             166         874       1,061
                                                                         -------------------------------
               Net cash provided by continuing operations                     91         379         867
                                                                         -------------------------------
               Net cash (used in) provided by discontinued operations        (53)         35         144
                                                                         -------------------------------
               Net cash provided by operating activities                      38         414       1,011
                                                                         -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (114)       (129)        (25)
  Investment in MetroPCS                                                  (1,294)       (803)       (599)
                                                                         -------------------------------
               Net cash used in investing activities                      (1,408)       (932)       (624)
                                                                         -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                       (60)        (57)        (53)
  Principal payments of shareholder debt                                      --          --        (564)
  Stock repurchase                                                            --           3      (4,087)
  Warrant repurchase                                                          --          --        (112)
  Issuance of common stock                                                    --           5           6
                                                                         -------------------------------
               Net cash used for financing activities                        (60)        (49)     (4,810)
                                                                         -------------------------------
NET DECREASE IN CASH                                                      (1,430)       (567)     (4,423)
CASH AT BEGINNING OF YEAR (of which $600 is restricted)                    3,369       3,936       8,359
                                                                         -------------------------------
CASH AT END OF YEAR (of which $600 is restricted in 2002 and 2001)       $ 1,939     $ 3,369     $ 3,936
                                                                         ===============================

 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SonomaWest Holdings, Inc., formerly Vacu-dry Company, (SonomaWest or the Company) was incorporated in 1946 and currently operates as a real estate management and rental company with an investment in MetroPCS, Inc., a privately held telecommunications company. Its rental operations include industrial/agricultural property, some of which was formerly used by the Company in its discontinued businesses. This commercial property is now being rented to third parties. Prior to June 30, 2000 the Company operated in three business segments: organic packaged goods, real estate, and ingredients. In July 1999, the Company consummated an asset purchase agreement to sell the majority of its ingredients business. In the third quarter of fiscal 2000, the Company discontinued its organic packaged goods business, operated through a subsidiary, Made In Nature Company, Inc. (MINCO), and has sold the assets related to this segment.

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

DISCONTINUED OPERATIONS

In July 1999, the Company consummated the sale of its processed apple products business line to Tree Top, Inc. Subsequent to the sale, the Company decided to discontinue its entire ingredients segment and began pursuing potential buyers for other product lines within that segment. In January 2000, the Company decided to discontinue its entire organic packaged goods business and sold a significant portion of MINCO's assets to Premier Valley Foods, Inc. The Company's continuing operations consist of its real estate management, rental operations and an investment in MetroPCS. As a result of these decisions, SonomaWest has classified its ingredients and organic packaged goods operations as discontinued operations for all years presented and, accordingly, has segregated the net assets and liabilities of the discontinued operations in the consolidated balance sheets as of June 30, 2003 and 2002.

As of June 30, 2003 the Company has disposed of all discontinued assets. During fiscal 2002 and fiscal 2001, the Company recorded after tax gains on discontinued operations of $16, and $161, respectively related to the wind-down of the ingredients and organic packaged foods segment. The gains were a result of product sold at higher than anticipated prices and residual equipment sales.

During fiscal 2003, the Company recorded an additional after tax gain of $127 related to the sale of the PermaPak Line and the elimination of the remaining discontinued operational assets.

The Company's remaining line of business is its real estate management, rental operations and an investment in MetroPCS, Inc.

Summarized historical information of the discontinued operations reserves is as follows:

                                              JUNE 30,     JUNE 30,     JUNE 30,
                                                2003         2002         2001
                                              -------      -------      -------
Beginning Balance                              $ 219        $ 281        $ 394


Additions to Reserve                              --           --           48

Reserves Utilized                               (180)         (62)        (161)
                                              ---------------------------------

     Liability for severance, transaction
     costs, wind-down costs and other
     liabilities related to the decision
     to discontinue the segments               $  39        $ 219        $ 281
                                              =================================

The Company's remaining net liability for discontinued operations of $39 as of June 30, 2003, relates to necessary repairs to unoccupied space at the North Property. This reserve was recorded in fiscal 2000, when the related operations were discontinued and it became necessary to ready the Company's former operating facilities for rental. The rental repairs reserve is reduced as the Company readies existing property for rental, and will be fully utilized during fiscal 2004.

SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION



                                                2003         2002         2001
                                              ---------------------------------

Cash paid for:
   Interest                                     $ 140        $ 145        $ 159
                                              =================================

   Income taxes                                 $   1        $   2        $   2
                                              =================================

INVENTORIES

As of June 30, 2003 the Company had no remaining inventories.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

             Buildings and improvements                5 to 45 years
             Machinery and office equipment            3 to 15 years

Rental property consists of the following as of June 30:

                                                      2003           2002
                                                     ----------------------

         Land                                        $   231        $   231
         Buildings, machinery and improvements         6,652          6,649
         Office equipment and autos                      144            143
         Construction in progress                        110             80
                                                     ----------------------

                  Total rental property                7,137          7,103

         Accumulated depreciation                     (5,406)        (5,186)
                                                     ----------------------

                  Net rental property                $ 1,731        $ 1,917
                                                     ======================

Improvements  that  extend  the  life  of  the  asset  are  capitalized;   other
maintenance and repairs are expensed. The cost of maintenance and repairs was $89 in 2003, $63 in 2002, and $139 in 2001.

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

EARNINGS PER SHARE CALCULATION

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding. Diluted net earnings
(loss) per share is computed by dividing net earnings (loss) by the sum of the weighted average number of shares outstanding plus the dilutive potential common shares. The dilutive effect of stock options is computed using the treasury stock method. Dilutive securities are excluded from the diluted net earnings
(loss) per share computation if their effect is anti-dilutive. During 2003, 2002, and 2001, 51, 2, and 2 stock options were excluded from diluted shares used in the computation of diluted earnings per share from discontinued operations as their effect was anti-dilutive. During 2003, 2002, and 2001, 76, 52, and 108 stock options were excluded from the diluted loss per share from continuing operations as their effect was anti-dilutive.

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND RETURNS

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. As of June 30, 2003, no allowances for outstanding receivables were considered necessary. The Company goes through a credit review process on all prospective tenants. The extent of the credit review is dependant on the dollar value of the lease.

CONCENTRATION OF CREDIT RISK

The Company has one major tenant, Benziger Family Winery, the loss of which would have a material adverse effect on the operating results of the real estate operations. Benziger Family Winery accounted for 19%, 21% and 26% of the rental revenues for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. In addition, Benziger Family Winery accounted for and 24% and 26% of the accounts receivable balance as of the fiscal years ended June 30, 2003 and 2002, respectively.

STOCK-BASED COMPENSATION

Effective July 1, 2002, the Company has elected to account for all prospective stock options in accordance with SFAS 123, "Accounting for Stock-Based Compensation", and as permitted by SFAS 148. As a result, during fiscal 2003 the Company incurred a charge included in continuing operations of $42 related to the issuance of 24,200 fully vested stock options to the directors, officers and certain employees of the Company. No additional stock options had been granted as of June 30, 2003.

Prior to July 1, 2002, The Company accounted for stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation cost was recorded as the difference between the fair value and the exercise price at the date of grant, and was recorded on a straight-line basis over the vesting period of the underlying options. Prior to July 1, 2002, the Company had adopted the disclosure only provisions of Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The Company continues to account for stock options granted prior to July 1, 2002 in accordance with APB 25; and thus, continues to apply the disclosure only provisions of SFAS 123 to such options. During the year ended June 30, 2002, the Company recognized a compensation charge of $40 related to the extension of a board members' stock option exercise period. No other compensation expense has been recognized in the accompanying financial statements pursuant to stock options issued prior to July 1, 2002 as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.


Had compensation cost for the stock options granted prior to July 1, 2002 been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the net loss would have been increased to the pro forma amounts indicated below:

                                     FOR THE YEAR ENDED JUNE 30,
                                          2003         2002

Net Loss, as reported                    $  (75)      $ (495)

Proforma Stock Compensation Charge
                                             (5)         (45)
                                         ------       ------

Pro-forma Net Loss                       $  (80)      $ (540)

Earnings (Loss) Per Share:

   Basic - as reported                   $(0.07)      $(0.47)

   Basic - pro-forma                     $(0.07)      $(0.51)

   Diluted - as reported                 $(0.07)      $(0.47)

   Diluted - proforma                    $(0.07)      $(0.51)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2003 and 2002 grants, respectively: weighted average risk-free interest rates of 3.54 and 4.78 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 22.00 and 25.83 percent. There were no options granted during the 2001 fiscal year.

For options granted during June 30, 2003 and June 30, 2002, the weighted average fair value as of the grant date was $1.95 and $2.13, respectively.

USE OF ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

DERIVATIVES

The Company has a variable rate borrowing tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company has entered into an interest rate swap contract. Under the terms of the swap contract, the Company exchanges monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100. The notional amount is amortized monthly based on the Company's principal payments and was $1,857 as of June 30, 2003. The interest rate contract has a five-year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company's counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. In accordance with Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") the Company reports all changes in fair value of its swap contract in earnings. The Company has not designated this swap as a formal hedge. During the year ended June 30, 2003, the Company recorded a decrease in the value of this swap of $34. This amount is included in interest expense.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the current year presentation adopted for fiscal 2003 and as required with respect to discontinued operations.

2.       LONG-TERM DEBT:

Long-term debt consists of the following:

                                                           2003           2002
                                                         -----------------------

Note payable: five-year note, interest effectively
     fixed at 7.35 percent, interest and principal
     due monthly, maturing in December 2003,
     secured by real property
                                                           1,857          1,917

Less:  Current maturities                                 (1,857)           (61)
                                                         -----------------------

                   Long-term debt                        $     0        $ 1,856
                                                         =======================

During December 2000, the Company entered into an agreement with its sole lender to modify the terms of its lending agreement. As a result, the financial based debt covenant was amended. The new covenant required the Company, at the end of each fiscal year, to maintain a debt service coverage ratio at least 1.15 to 1. Until such time as this ratio reaches 1.25 to 1, the Company was required to maintain restricted, unencumbered cash or marketable securities of at least $600. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan. As of August 15, 2001, the Company and the Bank agreed to a Restated and Amended Addendum to this agreement. This addendum amended and restated the provisions of the agreement stated above. The new addendum requires that the Company, at the end of each fiscal year, maintain a debt service coverage ratio of at least 1.05 to 1. It still requires that until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600. In addition to the lien on the Real Property (South Property only) it grants the bank a lien on a Money Market account, in the amount of $90. Management is confident that in the future it can remain in compliance with this new debt service coverage ratio. The $90 Money Market account balance is part of, not an addition to, the restricted unencumbered cash balance of $600. As of June 30, 2003, the Company's debt service coverage ratio was 1.28 to 1, which is greater than the required ratio of 1.25 to 1 and as a result the $600 is reclassified as unrestricted cash as of June 30, 2003 on the accompanying balance sheet. The Company is in the process of refinancing this loan.

3.       INCOME TAXES:

The following is a summary of the Company's income tax provision (benefit):

                                          2003        2002        2001
                                         -----------------------------
         Current:
              Federal                     $ --       $ (75)      $(288)
              State                         --          --          --
         Deferred:
              Federal                      (17)       (153)        194
              State                          2          29          --
                                         -----------------------------
                  Benefit                 $(15)      $(199)      $ (94)
                                         =============================

The components of the provision (benefit) related to continuing operations and discontinued operations are as follows:

                                          2003        2002        2001
                                         -----------------------------
         Continuing operations            $(99)      $(205)      $(177)
         Discontinued operations            84           6          83
                                         -----------------------------
              Benefit                     $(15)      $(199)      $ (94)
                                         =============================

A reconciliation of the income tax benefit to the expected benefit at the federal statutory income tax rate is as follows:

                                                   2003        %         2002          %          2001         %
                                                ----------------------------------------------------------------------
Benefit at federal statutory rate                   $ (31)      34%     $ (236)       34%         $ (98)       34%
State taxes, less federal tax benefit                  (2)       2%        (40)        6%           (17)        6%
Valuation allowance on state tax deferreds             16      (18%)        60        (9%)           17        (6%)
Tax credits and other                                   2       (1%)        17        (2%)            4        (1%)
                                                ----------------------------------------------------------------------
         Total benefit                              $ (15)       17%    $ (199)       29%         $ (94)       33%
                                                =========== ========= =========== ============ =========== ===========

Temporary differences that gave rise to deferred tax assets and liabilities for 2002 and 2001 were as follows:

                                                      2003        2002
                                                     -------------------
        Deferred tax assets:
             Employee benefit accruals               $  34       $  93
             Bad debt reserves                          --           2
             Discontinued operations reserves           16         217
             Depreciation                              130          32
             Interest rate swap                         15          28
             Net operating losses                      211          68
             Other                                      94          52
                                                     -------------------
                 Total deferred tax assets             500         492
                                                     -------------------
        Deferred tax liabilities:

             Property taxes                            (34)        (34)
                                                     -------------------
                 Total deferred tax liabilities        (34)        (34)
        Valuation allowance                            (83)        (92)
                                                     -------------------
                                                     $ 383       $ 366
                                                     ===================

As of June 30, 2003, the Company had state net operating loss carryforwards of approximately $84, which are fully reserved for. The company has $127 federal net operating loss carryforwards as of June 30, 2003.

4.       STOCK REPURCHASE:

In December 2000, the Company repurchased and retired 112 warrants for $112. The warrants represented a right to purchase 112 shares of common stock and had an exercise price of $.008 per share. The warrants were originally assigned a value of $456. Common stock was increased by the difference between the repurchase price and the originally assigned value.

In October 2000, the Company's Board of Directors authorized the repurchase of up to 500 shares of the Company's stock at $8 per share in a tender offer. In the fourth quarter of fiscal 2001, 777 shares were tendered resulting in the pro rated repurchase of 64% (500 shares) of the tendered shares. In July 2002, the transfer company handling this tender offer, reimbursed the Company $3 for 0.4 shares. These shares could not be processed due to improper paper work submitted during the tender offer and as a result $3 was ultimately reimbursed to the Company.

5.       STOCK APPRECIATION RIGHTS PLAN:

In fiscal 2002, the Company terminated its stock appreciation rights (SAR) plan. In prior years, key employees were granted rights entitling them to market price increases in the Company's stock. As of June 30, 2001 and 2000, 100 SARs were authorized. The Company has not granted SARs since 1995, and all employees holding SARs were among those terminated during fiscal 2000 in connection with the discontinuation of the ingredients segment. As a result, all remaining SARs were canceled during fiscal 2000. In 2003, 2002, and 2001, there was no charge against earnings as a result of the SAR plan.

6.       EMPLOYEE STOCK PURCHASE PLAN:

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

                                   SHARES        AVERAGE PRICE PER
                                   ISSUED              SHARE
                                 -----------------------------------
                2002                  1                $ 6.00
                2001                  1                $ 5.58
                2000                  3                $ 5.19
                1999                  8                $ 6.34

7.       EMPLOYEE STOCK OPTION PLAN:

On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation to encourage officers, directors, consultants and other key employees of the Company and its affiliates to attain high performance and encourage stock ownership in the Company. The 2002 Plan serves as the successor program to the Company's previously adopted 1996 Stock Option Plan. No further options will be granted under the 1996 Stock Option Plan.

The maximum number of shares of Common Stock issuable over the term of the 2002 Plan will initially be limited to 75 shares.

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

Prior to adoption of the 2002 Stock Incentive Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275 shares of common stock. During May 1999, the Company modified its 1996 Plan to include all non-bargaining employees. The modification allowed all employees who were employed as of April 26, 1999, to participate in the Plan, resulting in the issuance of 123 stock options. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

A summary of the status of the Company's stock option plan at June 30, 2003, and changes during the year ended are presented in the table below:

                                                             WEIGHTED AVERAGE
                                                   OPTIONS    EXERCISE PRICE
                                                  ----------------------------
         Balance, June 30, 2002                       52          $ 6.31
              Granted                                 24            7.20
              Cancelled                                0              --
              Exercised                                0              --
                                                  ----------------------------
         Balance, June 30, 2003                       76          $ 6.59
                                                  ============================

Options outstanding, exercisable, and vested by price range at June 30, 2003, are as follows:

                                                                        WEIGHTED AVERAGE       WEIGHTED AVERAGE
                                                OPTIONS VESTED AND          REMAINING            FAIR VALUE OF
                        OPTIONS OUTSTANDING       EXERCISABLE AT        CONTRACTUAL LIFE      OPTIONS GRANTED, AT
  EXERCISE PRICE         AT JUNE 30, 2003         JUNE 30, 2003              (YEARS)              GRANT DATE
-------------------------------------------------------------------------------------------------------------------
    $  5.00                     24                     24                       5.3                 $ 1.96
    $  5.28                      1                     --                       6.7                   2.10
    $  7.20                     24                     24                       9.0                   1.95
    $  7.48                     25                     25                       8.0                   2.13
    $  8.00                      2                      2                       5.8                   4.24
                       ----------------------------------------------                        ----------------------
                                76                     76                                           $ 2.08
                       ==============================================                        ======================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2003 and 2002 grants, respectively: weighted average risk-free interest rates of 3.54 and 4.78 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 22.00 and 25.83 percent. There were no options granted during the 2001 fiscal year.

Pursuant to his separation agreement (see Note 10), the Company's former President and Chief Executive Officer, Gary L. Hess, was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Gary Hess elected to exercise his option to purchase 80 shares of his total outstanding options of 89 shares. Gary Hess elected to extend the termination date on his option to purchase the remaining 9 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Gary Hess up to $447 to allow Gary Hess to exercise the aforementioned options. Gary Hess elected to borrow $400 to exercise 80 stock options at $.005 per share. The note dated January 28, 2002 in the amount of $400 bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note is payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22.

On September 4, 2001, the Company authorized the waiver of the provision of Craig R. Stapleton's (a shareholder and former director) stock options, providing for the termination of his options 90 days following service.
Consequently Craig Stapleton's option to purchase 10,000 shares was extended, and a one-time non-cash compensation charge of $18 was recorded in September 2001.

8.       COMMITMENT AND CONTINGENCIES:

The Company leases office space under an operating lease that expires in December 2003. The space has been sublet through the term of the lease at approximately the Company's lease rate. As of June 30, 2003, sublease receipts net of minimum rental payments amount to $(3) for fiscal year 2004.

Rental expense under operating leases was $185 in 2003, $183 in 2002 and $178 in 2001. Related sub-lease income was $189, $184, and $178 in 2003, 2002 and 2001 respectively.

The Company has committed itself to a $3,000 minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of June 30, 2003, the Company had invested $2,696 of its $3,000 commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $304 will be funded during the first half of fiscal 2004.

LITIGATION

From time to time, the Company is a party to lawsuits and claims arising out of the normal course of business. As of June 30, 2003, the Company was not a party to any legal proceedings.

9.       RETIREMENT PLANS:

In fiscal 2002, the Company terminated its contributory retirement savings and profit sharing plan. The Plan called for Company contributions of one and one-half times the first 3 percent of employee contributions to the retirement savings plan. Profit-sharing contributions were derived using a specific formula based upon the Company's earnings. Company contributions to the retirement savings and profit sharing plan were $0 in 2002 and $20 in 2001.

10.      RELATED-PARTY TRANSACTIONS:

Roger S. Mertz, Chairman of the Board, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm serves as the Company's general counsel. During 2003, 2002, and 2001, the Company incurred $204, $186 and $214 respectively, for legal services from Allen Matkins. As of June 30, 2003, the Company owed Allen Matkins $9.

David J. Bugatto, director, has entered into a consulting agreement with the Company, whereby David Bugatto will provide real estate consulting services to the Company for a monthly fee of $2.5. In addition, in the event that either of the Company's Sonoma County properties are sold during the term of the agreement, David Bugatto would be paid a fee of 2.5% of the sales price if no broker commission is involved and 1.25% of the sales price if a broker is involved in the sale. In the event that either property is refinanced during the term of the agreement, David Bugatto will be paid a fee equal to 1% of the amount of the proceeds received by the Company in excess of its current debt. The agreement is effective until the earlier of its termination by either party or December 31, 2003. During fiscal 2003, the Company paid David Bugatto $32, for real estate consulting services. As of June 30, 2003, the Company owed David Bugatto $3.

Gary L. Hess, director, has entered into an agreement with the Company to sell its Perma-Pak inventory and equipment. During fiscal 2003, the Company incurred $60 in commissions under this agreement. As of June 30, 2003, there was $0 payable to Gary Hess. On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with its President and Chief Executive Officer, a current board member, Gary L. Hess, replacing Gary Hess' existing employment agreement. Pursuant to the separation agreement, Gary Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Gary Hess in the amount of $12.5 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362.5 was recorded in operating expenses in the first quarter of fiscal 2002. As part of the separation agreement, Gary Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Gary Hess elected to exercise his option to purchase 80 shares of his total outstanding options of 89 shares. Gary Hess elected to extend the termination date on his option to purchase the remaining 9 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Gary Hess up to $447 to allow Gary Hess to exercise the aforementioned options. Gary Hess elected to borrow $400 to exercise 80 stock options at $5.00 per share. The note dated January 28, 2002 in the amount of $400 bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The
Note is payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2003 of $43.

On September 4, 2001 the Company authorized the waiver of the provision of Craig
R. Stapleton's (a shareholder and former director) stock options, providing for the termination of his options 90 days following service. Consequently Craig Stapleton's option to purchase 10 shares was extended, and a one-time non-cash compensation charge of $18 was recorded in September 2001.

Thomas R. Eakin, CFO, entered into a consulting agreement with the Company, whereby Thomas Eakin will provide financial management and accounting services to the Company. During fiscal 2003, the Company incurred $65, for financial management and accounting consulting services provided by Thomas Eakin. As of June 30, 2003, there was a payable to Thomas Eakin of $1. The independent consulting agreement terminated on July 31, 2003. As of August 1, 2003, the Company entered into a new Consulting Agreement with Thomas Eakin. Under the agreement, Thomas Eakin will provide financial management and accounting services to the Company. Thomas Eakin is compensated at an hourly billing rate of $110.00 per hour, plus expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company engaged the services of Grant Thornton LLP as its independent auditors to replace Arthur Andersen LLP, effective July 10, 2002. For additional information, see the Company's Current Report on Form 8-K filed on July 10, 2002.

         Please  see  Exhibit  23.2 for an  explanation  regarding  obtaining  a
written  consent  from  Arthur  Andersen  for  incorporating   previously  filed
financial statements into registration statements filed by the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding directors and executive officers appearing under the heading "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement relating to our 2003 Annual Meeting of Stockholders to be held on October 29, 2003 (the "2003 Proxy Statement") is incorporated into this item by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings "Compensation of Directors," "Compensation Committee Report," "Executive Compensation" and "Performance Graph" of our 2003 Proxy Statement is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS

The information appearing under the heading "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" of our 2003 Proxy Statement is incorporated into this item by reference. In addition, the information regarding equity compensation plans appearing under the heading "Equity Compensation Plan Information" of our 2003 Proxy Statement is incorporated into this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the heading "Certain Relationships and Related Transactions" of our 2003 Proxy Statement is incorporated into this item by reference.

ITEM 14. CONTROLS AND PROCEDURES

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based upon that evaluation, the Company's Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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

(a)(3)   EXHIBITS

EXHIBIT NO.   DOCUMENT DESCRIPTION

3.1(4)        Articles of Incorporation, as amended to date

3.2(1)        ByLaws, as amended to date

10.1(2) Employment Agreement between Vacu-dry Company and Gary L. Hess, dated March 14, 1996

10.2(3)       1996 Stock Option Plan, as amended

10.3(4) June 20, 1999 Amendment to Employment Agreement between Vacu-dry Company and Gary L. Hess, dated March 14, 1996.

10.4(5) Independent Consultant Agreement dated July 17, 2001 between SonomaWest Holdings, Inc. and David J. Bugatto.

10.5(5) Severance Agreement dated July 17, 2001 between SonomaWest Holdings, Inc. and Gary L. Hess

10.6(5) Restated and Amended Addendum to Promissory Note, dated August 15, 2001 between Sonoma West Holdings, Inc. and Wells Fargo Bank, NA.

10.7(6)       SonomaWest Holdings, Inc. 2002 Stock Incentive Plan

10.8 Consulting Agreement dated August 1, 2003 between SonomaWest Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting.

11.1          Computation of Per Share Earnings

23.1          Consent of Independent Public Accountants

23.2          Notice Regarding Consent of Arthur Andersen LLP

31.1+ Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*         Chief Financial Officer Certification Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

----------

(1) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992

(2) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996

(3) Incorporated by reference to the registrant's Registration Statement on Form S-8 (No. 333-84295) filed on August 2, 1999

(4) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(6) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

+ Filed herewith.

* Furnished herewith.

(b)      REPORTS ON FORM 8-K

         During the quarter ended June 30, 2003, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 12, 2003          SONOMAWEST HOLDINGS, INC.



                                   By:   /s/ ROGER S. MERTZ
                                       -----------------------------------------
                                        Roger S. Mertz, Chairman of the Board

                                   By:   /s/ THOMAS R. EAKIN
                                       -----------------------------------------
                                        Thomas R. Eakin, Chief Financial Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby  constitutes and appoints Roger
S. Mertz and Thomas R. Eakin, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURES                       TITLE                         DATE
       ----------                       -----                         ----


  /s/ ROGER S. MERTZ
-----------------------
Roger S. Mertz                  Chairman of the Board         September 12, 2003
              -


  /s/ GARY L. HESS
-----------------------
Gary L. Hess                    Director                      September 12, 2003
            -


  /s/ FREDRIC SELINGER
-----------------------
Fredric Selinger                Director                      September 12, 2003


  /s/ DAVID J. BUGATTO
-----------------------
David J. Bugatto                Director                      September 12, 2003

                                  SCHEDULE III
                            SonomaWest Holdings, Inc.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  June 30, 2003
                             (DOLLARS IN THOUSANDS)

        Column A             Column B        Column C       Column D           Column E              Column F    Column G   Column H

                                                             Costs           Gross Amount at
                                           Initial Cost   Subsequently        which Carried
                                            to Company    Capitalized       at Close of Year
                                         -------------------------------------------------------
                                                 Buildings                     Buildings
                                                    and                           and              Accumulated    Year of
                                                  Improve-  Improve-            Improve-   Total      Depre-     Construc-    Year
       Description          Encumbrances  Land     ments     ments      Land     ments   (Note 1)    ciation        tion    Acquired
------------------------------------------------------------------------------------------------------------------------------------
1365 Gravenstein Hwy. So.,
Sebastopol, CA                 1,850        72       308       891        72     1,199     1,271        958        N/A        1964
2064 Gravenstein Hwy. No.,
Sebastopol, CA                    --       159     2,312     3,180       159     5,492     5,651      4,340        N/A        1983
                               ----------------------------------------------------------------------------

                               1,974       231     2,620     4,071       231     6,691     6,992      5,298
                               ============================================================================

Note 1. The changes in the total cost of land, buildings, and improvements for the three years ended June 30, are as follows:

                                              2003          2002          2001
                                             ------        ------        ------
Balance at beginning of period                6,880         6,880         7,423

Additions                                       120            60            12

Assets of discontinued operations                (0)           (2)         (537)

Cost of disposed property                       (78)          (58)          (18)
                                             ----------------------------------

Balance at end of period                      6,922         6,880         6,880
                                             ==================================

Note 2. The changes in accumulated depreciation for the three years ended June 30, are as follows:

                                               2003          2002          2001
                                             ------        ------        ------
Balance at beginning of period                5,083         4,813         4,826

Depreciation expense                            286           317           336

Assets of discontinued operations                (0)           (2)         (331)

Relief of accumulated balances
related to disposed property                    (71)          (45)          (18)
                                             ----------------------------------

Balance at end of period                      5,298         5,083         4,813
                                             ==================================

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.   DOCUMENT DESCRIPTION

10.8 Consulting Agreement dated August 1, 2003 between SonomaWest Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting.

11.1          Computation of Per Share Earnings

23.1          Consent of Independent Public Accountants

23.2          Notice Regarding Consent of Arthur Andersen LLP

31.1+ Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+ Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*         Chief Financial Officer Certification Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith
* Furnished herewith