Form 10-Q
period 2003-09-30
SONOMAWEST HOLDINGS INC
filed 2003-11-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2003 or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 01912

SONOMAWEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

California (State of incorporation)	94-1069729 (IRS Employer Identification #)

2064 Highway 116 North, Sebastopol, CA (Address of principal executive offices)	95472-2662 (Zip Code)

Registrant's telephone number, including area code:            707-824-2001

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

YES: X	NO:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

YES:	NO: X

As of November 10, 2003, there were 1,104,783 shares of common stock, no par value, outstanding.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2003 and June 30, 2003	3

Condensed Consolidated Statements of Earnings - Three months ended September 30, 2003 and 2002	4

Condensed Consolidated Statement of Changes in Equity - Three months ended September 30, 2003	5

Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 2003 and 2002	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

Signature	14

EXHIBIT INDEX	15

EXHIBITS	16

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

ASSETS	9/30/03	6/30/03
	(Unaudited)

CURRENT ASSETS:
Cash	$1,764	$1,939
Accounts receivable	157	136
Other receivables	20	15
Prepaid expenses and other assets	105	145
Current deferred income taxes, net	96	124

Total current assets	2,142	2,359

RENTAL PROPERTY, net	1,794	1,731

INVESTMENT, at cost	2,696	2,696

DEFERRED INCOME TAXES	288	259

PREPAID COMMISSIONS AND OTHER ASSETS	131	81

Total assets	$7,051	$7,126

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,840	$1,857
Accounts payable	177	108
Accrued payroll and related liabilities	50	104
Accrued expenses	208	271
Unearned rents and deposits	290	287

Total current liabilities	2,565	2,627
OTHER LONG-TERM LIABILITIES	131	131

Total liabilities	2,696	2,758

SHAREHOLDERS' EQUITY:
Preferred stock: 2,500 shares authorized; no shares outstanding	--	--
Common stock: 5,000 shares authorized, no par value; 1,105 shares outstanding in
fiscal 2003 and 2002	2,709	2,675
Stock subscription receivable	(400)	(400)
Retained earnings	2,046	2,093

Total shareholders' equity	4,355	4,368

Total liabilities and shareholders' equity	$7,051	$7,126

The accompanying notes are an integral part of these consolidated statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2003	2002

RENTAL REVENUE	$403	$379
OPERATING COSTS	449	461

OPERATING LOSS	(46)	(82)
INTEREST AND OTHER INCOME (EXPENSE), NET	(2)	(37)

BENEFIT FOR INCOME TAXES	1	23

NET LOSS FROM CONTINUING OPERATIONS	(47)	(96)

GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income taxes	--	43

NET LOSS	$(47)	$(53)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,105	1,105
Diluted	1,105	1,105
EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations:
Basic	(0.04)	$(0.09)
Diluted	(0.04)	(0.09)
Discontinued operations:
Basic	--	0.04
Diluted	--	0.04
Net loss:
Basic	(0.04)	(0.05)
Diluted	(0.04)	(0.05)

The accompanying notes are an integral part of these consolidated statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(AMOUNTS IN THOUSANDS)

	Common Stock
	Number of Shares	Amount	Stock Subscriptions Receivable	Retained Earnings	Total Shareholders' Equity
BALANCE, JUNE 30, 2003	1,105	$2,675	$(400)	$2,093	$4,368
Net loss	--	--	--	(47)	(47)
Non-cash stock compensation charge	--	34	--	--	34

BALANCE, SEPTEMBER 30, 2003	1,105	$2,709	$(400)	$2,046	$4,355

The accompanying notes are an integral part of these consolidated statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(AMOUNTS IN THOUSANDS)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47)	$(53)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of fixed assets	--	7
Gain on sale of discontinued operations, net	--	(43)
Non-cash stock compensation charge	34	42
Depreciation and amortization expense	49	78

Changes in assets and liabilities:
Accounts receivable, net	(21)	(17)
Other receivables	(5)	--
Deferred income tax provision (benefit)	(1)	5
Prepaid expenses and other assets	40	18
Prepaid commissions and other assets	(50)	2
Accounts payable and accrued expenses	6	47
Accrued payroll and related liabilities	(54)	(56)
Unearned rents and deposits	3	(5)

	1	78

Net cash provided by (used in) continuing operations	(46)	25

Net cash used in discontinued operations	--	(70)

Net cash used in operating activities	(46)	(45)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(112)	(32)
Investment in MetroPCS	--	(522)

Net cash used in investing activities	(112)	(554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(17)	(14)

Net cash used for financing activities	(17)	(14)

NET DECREASE IN CASH	(175)	(613)
CASH AT BEGINNING OF YEAR (of which $600 is restricted in 2002)	1,939	3,369

CASH AT END OF YEAR (of which $600 is restricted in 2002)	$1,764	$2,756

Supplemental Cash Flow Information
	2003	2002

Interest paid	$35	$35
Taxes paid	$1	$2

The accompanying notes are an integral part of these consolidated statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2003

Note 1 — Basis of Presentation

The accompanying unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2003. The results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2004.

Reclassifications

Certain reclassifications have been made to the 2003 unaudited interim financial statements to conform to the current year presentation, adopted for fiscal 2004.

Note 2 — Investment

The Company has made a financial commitment to make a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc., of which $2,696,000 was funded as of September 30, 2003. The Company accounts for the investment using the cost method. It is anticipated that the remaining $304,000 will be funded by the end of the 2004 fiscal year.

Note 3 – Stock Options

Effective July 1, 2002, the Company elected to account for all prospective stock options in accordance with SFAS 123, “Accounting for Stock-Based Compensation”. As a result, during the first three months of fiscal 2004 the Company incurred a charge of $34,000 related to the issuance of 24,200 fully vested stock options to the directors, officers and certain employees of the Company.

Prior to July 1, 2002, the Company accounted for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost was recorded as the difference between the fair value and the exercise price at the date of grant, and was recorded on a straight-line basis over the vesting period of the underlying options. Prior to July 1, 2002, the Company had adopted the disclosure only provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”. The Company continues to account for stock options granted prior to July 1, 2002 in accordance with APB 25; and thus, continues to apply the disclosure only provisions of SFAS 123 to such options. No compensation expense has been recognized in the three months ended September 30, 2003 pursuant to stock options issued prior to July 1, 2002 as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock options granted prior to July 1, 2002 been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the net loss would have been increased to the pro forma amounts indicated below:

	For the three months ended September 30,
	2003	2002
	(in thousands, except per share amounts)
Net Loss, as reported	$(47)	$(53)

Add back: Actual Stock	$33	$34
Compensation Expense--Net of taxes

Less: Pro-forma Stock Compensation	$(34)	$(35)
Charge--Net of taxes

Pro-forma Net Loss	$(48)	$(55)

Loss Per Share:

Basic - as reported	$(0.04)	$(0.05)

Basic - pro-forma	$(0.04)	$(0.05)

Diluted - as reported	$(0.04)	$(0.05)

Diluted - proforma	$(0.04)	$(0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2003, 2002, 2000 and 1999 grants, respectively: weighted average risk-free interest rates of 3.54, 4.78, 6.19 and 5.13 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 22.00, 25.83, 39.54 and 63.85 percent.

For options granted during the three months ended September 30, 2003, the weighted average fair value as of the grant date was $ 1.39.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SonomaWest Holdings, Inc. (the “Company” or “Registrant”) is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as “estimated,” “projects,” “anticipated,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the “Certain Factors” as set forth in our Annual Report for the fiscal year ended June 30, 2003 filed on September 12, 2003, and other cautionary statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements herein presented for the three months ending September 30, 2003 and 2002 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature.

Critical Accounting Policies

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

        The most critical accounting policies were determined to be those related to: valuation of the Company’s investment in MetroPCS and the valuation allowances on deferred tax assets.

Valuation of investment in MetroPCS

        The investment in MetroPCS is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS, to evaluate the fair value of this investment. This process is based primarily on information that we request from MetroPCS and conversations with MetroPCS management. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is a privately held company, it is not subject to the same disclosure requirements of public companies and as such, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. If as a result of the review of this information, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to “loss on investments” on the consolidated statements of operations.

Valuation Allowance on Deferred Taxes

The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company continues to post losses from its continuing operations. The losses have generated federal tax net operating losses (“NOLs”) which have been carried back to offset prior years’ taxable income. As of June 30, 2002 the Company carried back all of its remaining allowable NOLs. After the carryback of the June 30, 2002 federal NOL there are no remaining federal NOLs as of June 30, 2002. For state tax purposes, California does not allow corporations to carry back their NOLs, and corporations can only carry forward 55% of the NOLs to future years to offset net operating profits. Furthermore, state NOLs will begin to expire in fiscal 2005. As a result, the Company has established a valuation allowance for state deferred tax assets for which future realization is uncertain. At September 30, 2003, the Company had recorded, net deferred tax assets of $384,000, which compares to $383,000 of net deferred tax assets as of June 30, 2003.

OVERVIEW

The Company’s business consists of its real estate management and rental operations and its minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc.

During fiscal 2001, the Company committed to a $3 million minority investment in a telecommunications company. As of September 30, 2003, the Company had invested $2,696,000 of its $3.0 million commitment.

RESULTS OF CONTINUING OPERATIONS

Results of Operations

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leaseable area under roof of 390,000 square feet. As of September 30, 2003 and 2002 the Company had a total of 28 tenants. The tenants have varying original lease terms ranging from month-to-month to ten years with options to extend the leases. As of September 30, 2003, the tenants occupied approximately 243,000 square feet under roof, or 62% of the leasable area under roof. This compares to 233,000 square feet under roof, or 60% of the leasable area under roof as of September 30, 2002. In addition to the area under roof, the Company had 70,000 square feet of outside area under lease as of September 30, 2003 and 87,000 as of September 30, 2002.

Rental Revenue. For the three months ended September 30, 2003 rental revenue increased $24,000 or 6% as compared to the corresponding period in the prior year. Although the number of tenants as of September 30, 2003 and 2002 are the same, the increase in rental revenue is attributable to the increase in leased square footage and increases in rental rates as a result of CPI and other lease related charges.

Operating Costs. For the three months ended September 30, 2003 operating costs decreased $12,000 or 3% compared to the three months ended September 30, 2002. The decrease from fiscal 2003 was primarily due a decrease in depreciation expense and shareholder expenses. The Company’s total operating costs exceeded the tenant rental revenue for the three months ended September 30, 2003 and 2002. The Company continues to closely scrutinize all discretionary spending. In addition, the Company continues to actively search for additional tenant revenue to eliminate these negative operating results. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company’s operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

Interest and Other Income (Expense), Net. Interest and other income (expense) consist primarily of interest income on the Company’s cash balances, interest expense on mortgage debt and the change in the value of the Company’s interest rate swap contract. For the three months ending September 30, 2003, the Company generated $7,000 of interest income, incurred $35,000 of interest expense, and recorded a positive swap contract adjustment of $19,000. This compares to $15,000 of interest income, $36,000 of interest expense and a negative swap contract adjustment of $9,000 for the corresponding period in the prior year. The decrease in interest income is due to a reduced cash balance in fiscal 2004 and a decline in interest rates.

Income Taxes. The effective tax rate for the three months ended September 30, 2003 decreased to a benefit of 2% from a benefit of 19% for the three months ended September 30, 2002. Due to the uncertainty of future realization, a valuation allowance is recorded against state net operating losses. The primary reason for the lower effective rate as of September 30, 2003, was the impact of permanent differences (primarily the $34,000 stock compensation charge) on a small amount of taxable loss and the valuation allowance recorded against state net operating losses.

Liquidity and Capital Resources

The Company had unrestricted cash of $1.8 million at September 30, 2003 and current maturities of long-term debt of $1.8 million. The Company’s long-term debt is due and payable in December 2003, and as a result, the entire debt is recorded under current maturities of long-term debt. The Company anticipates refinancing this debt and is in the process of discussing this refinancing with lenders. The Company’s cash balance decreased $175,000 during the three months ended September 30, 2003, as a result of capital expenditures of $112,000, payment of debt of $17,000 and cash used in operating activities of $46,000.

During December 2000, the Company entered into an agreement with its sole lender to modify the terms of its lending agreement. As a result, the financial based debt covenant was amended. The new covenant requires the Company, at the end of each fiscal year, to maintain a debt service coverage ratio at least 1.15 to 1. Until such time as this ratio reaches 1.25 to 1 at the Company’s fiscal year end, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan. As of August 15, 2002, the Company and the bank agreed to a Restated and Amended Addendum (“Addendum”) to this agreement. This Addendum amended and restated the provisions of the agreement stated above. The new Addendum requires that the Company, at the end of each fiscal year, maintain a debt service coverage ratio of at least 1.05 to 1. It still requires that until such time as this ratio reaches 1.25 to 1, the Company is required to maintain restricted, unencumbered cash or marketable securities of at least $600,000. As of June 30, 2003, the Company’s debt service ratio was 1.28 to 1. Consequently, the $600,000 is no longer classified as restricted cash on the accompanying balance sheet and the bank lien on a money market account, in the amount of $90,000 has been released.

The Company has committed itself to a $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. As of September 30, 2003, the Company had invested $2,696,000 of its $3 million commitment. The Company has accounted for the investment using the cost method. It is expected that the remaining $304,000 will be funded during the fiscal 2004 year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During fiscal 1999, the Company entered into a note payable with an initial principal amount of $2,100,000. The note has a variable interest rate tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company entered into an interest-rate swap agreement. The interest rate swap agreement has a five-year term that coincides with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. The swap contract requires the Company’s counter party to pay it a floating rate of interest based on USD-LIBOR due monthly. In return, the Company pays its counter party a fixed rate of 5.10% interest due monthly. The interest amounts are calculated based upon the notional amount, which is amortized monthly based on the Company’s principal payments and was $1,839,618 as of September 30, 2003. The initial notational amount was $2,100,000. During the three months ended September 30, 2003, the Company recorded a decrease in the value of this swap agreement of $18,783. The fair value of the interest rate swap was $(18,250) as of September 30, 2003, and is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

Table of Interest Rate Swap:

	Notional Amount	Variable Interest Rate on Note	Fixed Rate Paid on Swap	Variable Rate Received on Swap		Effective Interest Rate on Note
Matures in December 2003	$1,839,618	3.37%	5.10%	(1	.12)%	7.35%

Item 4. Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board of Directors and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chairman of the Board of Directors and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

3.1(1)	Articles of Incorporation, as amended to date

3.2(2)	Bylaws, as amended to date

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

(1)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(2)	Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

*	Filed herewith.

+	Furnished herewith.

b.	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003

/s/ Thomas R. Eakin —————————————— Thomas R. Eakin Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

*	Filed herewith

+	Furnished herewith

Exhibit 31.1

        I, Roger S. Mertz, certify that:

    1.        I have reviewed this report on Form 10-Q of SonomaWest Holdings, Inc.;

    2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

    (c)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    (a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    (b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2003

/s/ Roger S. Mertz —————————————— Roger S. Mertz Chairman of the Board

Exhibit 31.2

        I, Thomas R. Eakin, certify that:

    1.        I have reviewed this report on Form 10-Q of SonomaWest Holdings, Inc.;

    2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

    (c)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

    (a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

    (b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2003

/s/ Thomas R. Eakin —————————————— Thomas R. Eakin Chief Financial Officer

Exhibit 32.1

Certification

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), the undersigned officer of SonomaWest Holdings, Inc., a California corporation (the “Company”), does hereby certify that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2003 /s/ Roger S. Mertz —————————————— Roger S. Mertz Chairman of the Board

A signed original of this written statement required by Section 906 has been provided to SonomaWest Holdings, Inc. and will be retained by SonomaWest Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), the undersigned officer of SonomaWest Holdings, Inc., a California corporation (the “Company”), does hereby certify that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “Form 10-Q”) of the Company fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2003 /s/ Thomas R. Eakin —————————————— Thomas R. Eakin Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to SonomaWest Holdings, Inc. and will be retained by SonomaWest Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.