Form 10-Q
period 2003-12-31
SONOMAWEST HOLDINGS INC
filed 2004-02-13
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
-----    Exchange Act of 1934.

         For the quarterly period ended December 31, 2003

         or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.

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

         YES:     X                 NO:
                -----                    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

         YES:                       NO:    X
                -----                    -----


As of February 11, 2004, there were 1,104,783 shares of common stock, no par value, outstanding.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                              Page
    Item 1.   Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at December 31, 2003 and
              June 30, 2003...................................................................3

              Condensed Consolidated Statements of Operations - Three and Six months ended December 31, 2003 and 2002................................................4

              Condensed Consolidated Statement of Changes in Shareholders' Equity -
              Six months ended December 31, 2003..............................................5

              Condensed Consolidated Statements of Cash Flows - Six months ended
              December 31, 2003 and 2002......................................................6

              Notes to Condensed Consolidated Financial Statements............................7

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................9

    Item 4.   Controls and Procedures........................................................12

PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings..............................................................12

    Item 2.   Changes in Securities and Use of  Proceeds.....................................12

    Item 3.   Defaults Upon Senior Securities ...............................................13

    Item 4.   Submission of Matters to a vote of Security Holders............................13

    Item 5.   Other Information..............................................................13

    Item 6.   Exhibits and Reports on Form 8-K...............................................13

    Signature................................................................................15

EXHIBIT INDEX................................................................................16

EXHIBITS.....................................................................................17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


ASSETS                                                                                     12/31/03      6/30/03
                                                                                         ------------- -------------
                                                                                         (Unaudited)
CURRENT ASSETS:
   Cash                                                                                   $  1,393      $  1,939
   Accounts receivable                                                                         143           136
   Other receivables                                                                            23            15
   Prepaid expenses and other assets                                                            66           145
   Current deferred income taxes, net                                                           73           124
                                                                                         ------------- -------------
                Total current assets                                                         1,698         2,359
                                                                                         ------------- -------------
RENTAL PROPERTY, net                                                                         1,756         1,731
                                                                                         ------------- -------------
INVESTMENT, at cost                                                                          3,001         2,696
                                                                                         ------------- -------------
DEFERRED INCOME TAXES                                                                          312           259
                                                                                         ------------- -------------
PREPAID COMMISSIONS AND OTHER ASSETS                                                           132            81
                                                                                         ------------- -------------
                Total assets                                                             $   6,899      $  7,126
                                                                                         ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                   $  1,824      $  1,857
   Accounts payable                                                                            132           108
   Accrued payroll and related liabilities                                                      13           104
   Accrued expenses                                                                            189           271
   Unearned rents and deposits                                                                 271           287
                                                                                         ------------- -------------
                Total current liabilities                                                    2,429         2,627
OTHER LONG-TERM LIABILITIES                                                                    131           131
                                                                                         ------------- -------------
                Total liabilities                                                            2,560         2,758
                                                                                         ------------- -------------
SHAREHOLDERS' EQUITY:
   Preferred stock:  2,500 shares authorized; no shares outstanding                              -             -
   Common stock:  5,000 shares authorized, no par value; 1,105 shares outstanding in
     fiscal 2004 and 2003                                                                    2,709         2,675
   Stock subscription receivable                                                              (400)         (400)
   Retained earnings                                                                         2,030         2,093
                                                                                         ------------- -------------
                Total shareholders' equity                                                   4,339         4,368
                                                                                         ------------- -------------
                Total liabilities and shareholders' equity                                $  6,899      $  7,126
                                                                                         ============= =============

   The accompanying notes are an integral part of these financial statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Six Months                     Three Months
                                                                       Ended December 31               Ended December 31
                                                                     2003             2002            2003            2002
                                                                    -------         -------         -------         -------
RENTAL REVENUE                                                      $   810         $   757         $   407         $   378

OPERATING COSTS                                                         852           1,061             403             600
                                                                    -------         -------         -------         -------
OPERATING PROFIT (LOSS)                                                 (42)           (304)              4            (222)

INTEREST AND OTHER INCOME (EXPENSE), NET                                (23)            (48)            (21)            (11)
                                                                    -------         -------         -------         -------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                     (65)           (352)            (17)           (233)

BENEFIT FOR INCOME TAXES                                                  2              93               1              70
                                                                    -------         -------         -------         -------
NET LOSS FROM CONTINUING OPERATIONS                                     (63)           (259)            (16)           (163)

GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income taxes             --             120              --              77
                                                                    -------         -------         -------         -------
NET LOSS                                                            $   (63)        $  (139)        $   (16)        $   (86)
                                                                    =======         =======         =======         =======

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic and diluted                                                  1,105           1,105           1,105           1,105

EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations
   Basic and diluted                                                $ (0.06)        $ (0.23)        $ (0.01)        $ (0.15)

Discontinued operations:
   Basic and diluted                                                $    --         $  0.11         $    --         $  0.07

Net loss:
   Basic and diluted                                                $ (0.06)        $ (0.13)        $ (0.01)        $ (0.08)

   The accompanying notes are an integral part of these financial statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                 Common Stock
                                            -----------------------         Stock                          Total
                                              Number                     Subscriptions     Retained     Shareholders'
                                            of Shares       Amount         Receivable      Earnings        Equity
                                             -------        -------        -------         -------         -------
BALANCE, JUNE 30, 2003                         1,105        $ 2,675        $  (400)        $ 2,093         $ 4,368

   Net loss                                       --             --             --             (63)            (63)

   Non-cash stock compensation charge             --             34             --              --              34
                                             -------        -------        -------         -------         -------

BALANCE, DECEMBER 31, 2003                     1,105        $ 2,709        $  (400)        $ 2,030         $ 4,339
                                             =======        =======        =======         =======         =======


   The accompanying notes are an integral part of these financial statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)

                                                                             2003              2002
                                                                          ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $   (63)            $  (139)
                                                                          ---------------------------
   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Loss on sale of fixed assets                                             24                   7
      Gain on sale of discontinued operations, net                             --                (120)
      Non-cash stock compensation charge                                       34                  42
      Depreciation and amortization expense                                    99                 156

      Changes in assets and liabilities:
        Accounts receivable, net                                               (7)                 18
        Other receivables                                                      (8)                (14)
        Deferred income tax benefit                                            (2)                (94)
        Prepaid income taxes                                                   --                  75
        Prepaid expenses and other assets                                      79                  64

        Prepaid commissions and other assets                                  (51)                  6
        Accounts payable and accrued expenses                                 (58)                145
        Accrued payroll and related liabilities                               (91)                (93)
        Unearned rents and deposits                                           (16)                 (8)
                                                                          ---------------------------
                                                                                3                 184
                                                                          ---------------------------
              Net cash provided by (used in) continuing operations            (60)                 45
                                                                          ---------------------------
              Net cash provided by discontinued operations                     --                  71
                                                                          ---------------------------
              Net cash provided by (used in) operating activities             (60)                116
                                                                          ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                           7                  --
   Capital expenditures                                                      (155)                (49)
   Investment in MetroPCS                                                    (305)             (1,044)
                                                                          ---------------------------
              Net cash used in investing activities                          (453)             (1,093)
                                                                          ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                       (33)                (30)
                                                                          ---------------------------
            Net cash used for financing activities                            (33)                (30)
                                                                          ---------------------------
NET DECREASE IN CASH                                                         (546)             (1,007)
CASH AT BEGINNING OF PERIOD (of which $600 was restricted in 2002)          1,939               3,369
                                                                          ---------------------------
CASH AT END OF PERIOD (of which $600 was restricted in 2002)              $ 1,393             $ 2,362
                                                                          ===========================

                       Supplemental Cash Flow Information
                                                                            2003              2002
                                                                          ---------------------------
Interest paid                                                             $    69             $    71
Taxes paid                                                                $     1             $     1

   The accompanying notes are an integral part of these financial statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 2003


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2003. The results of operations for the six-month period ended December 31, 2003 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2004.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 unaudited interim financial statements to conform to the current year presentation, adopted for fiscal 2004.

NOTE 2 - INVESTMENT

As of December 31, 2003, the Company has completely funded its $3 million minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc. The Company accounts for the investment using the cost method.

NOTE 3 - STOCK OPTIONS

Effective July 1, 2002, the Company elected to account for all prospective stock options in accordance with SFAS 123, "Accounting for Stock-Based Compensation". As a result, during the first three months of fiscal 2004 the Company incurred a charge of $34,000 related to the issuance of 24,200 fully vested stock options to the directors, officers and certain employees of the Company. During the first three months of fiscal 2003 the Company incurred a charge of $42,000 related to the issuance of 24,200 fully vested stock options to the directors, officers and certain employees of the Company.

Prior to July 1, 2002, the Company accounted for stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation cost was recorded as the difference between the fair value and the exercise price at the date of grant, and was recorded on a straight-line basis over the vesting period of the underlying options. Prior to July 1, 2002, the Company had adopted the disclosure only provisions of Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The Company continues to account for stock options granted prior to July 1, 2002 in accordance with APB 25; and thus, continues to apply the disclosure only provisions of SFAS 123 to such options. No compensation expense has been recognized in the six months ended December 31, 2003 pursuant to stock options issued prior to July 1, 2002 as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock options granted prior to July 1, 2002 been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the net loss would have been increased to the pro forma amounts indicated below:


                                        For the six months ended December 31,

                                                    2003              2002
                                                    ----              ----

                              (in thousands, except per share amounts)

---------------------------------------------- ------------- -----------------
Net Loss, as reported                                 $(63)            $(139)
---------------------------------------------- ------------- -----------------
Add back: Actual Stock Compensation                   $ 33             $  38
Expense--Net of taxes
---------------------------------------------- ------------- -----------------
Less: Pro-forma Stock Compensation                    $(36)            $ (43)
Charge--Net of taxes
---------------------------------------------- ------------- -----------------
Pro-forma Net Loss                                    $(66)            $(144)
---------------------------------------------- ------------- -----------------
Loss Per Share:
---------------------------------------------- ------------- -----------------
       Basic and diluted - as reported              $(0.06)           $(0.13)
---------------------------------------------- ------------- -----------------
       Basic and diluted - pro-forma                $(0.06)           $(0.13)
---------------------------------------------- ------------- -----------------

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

     For options granted during the six months ended December 31, 2003 and 2002, the weighted average fair values as of the grant date were $ 1.39 and $1.73, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" as set forth in our Annual Report for the fiscal year ended June 30, 2003 filed on September 12, 2003, and other cautionary statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations". There can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements herein presented for the three and six months ending December 31, 2003 and 2002 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature.

CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

         The most critical accounting policies were determined to be those related to: valuation of the Company's investment in MetroPCS and the valuation allowances on deferred tax assets.

Valuation of investment in MetroPCS

         The investment in MetroPCS is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS, to evaluate the fair value of this investment. This process is based primarily on information disclosed in MetroPCS' periodic filings with the Securities and Exchange Commission, following MetroPCS' recent registration under the Securities Exchange Act of 1934. If as a result of the review of this information, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to "loss on investments" on the consolidated statements of operations.

Valuation Allowance on Deferred Taxes

The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company continues to post losses from its continuing operations. The losses have generated federal tax net operating losses ("NOLs"), some of which have been carried back to offset prior years' taxable income. As of June 30, 2002 the Company carried back all of its remaining allowable NOLs. After the carryback of the June 30, 2002 federal NOL the Company cannot carryback any more losses, and as a result all taxable losses incurred subsequent to June 30, 2002 will be carried forward to offset future taxable income. California does not allow corporations to carry back their NOLs, and corporations can only carry forward 55% of the NOLs to future years to offset net operating profits. Furthermore, the Company's state NOLs will begin to expire in fiscal 2005. As a result, the Company has established a valuation allowance against all of its state net deferred tax assets due to the uncertainty of future realization. At December 31, 2003, the Company had recorded, net deferred tax assets of $385,000, which compares to $383,000 of net deferred tax assets as of June 30, 2003.

                                    OVERVIEW

The Company's business consists of its real estate management and rental operations and its minority investment in the Series D preferred stock of a privately held telecommunications company, MetroPCS, Inc.

As of December 31, 2003, the Company has completely funded its $3 million minority investment in the Series D preferred stock of MetroPCS, Inc.

                        RESULTS OF CONTINUING OPERATIONS

RESULTS OF OPERATIONS

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leaseable area under roof of 390,000 square feet. As of December 31, 2003 the Company had a total of 27 tenants as compared to 28 tenants as of December 31, 2002. The tenants have varying original lease terms ranging from month-to-month to ten years with options to extend the leases. As of December 31, 2003, the tenants occupied approximately 232,000 square feet under roof, or 59% of the leasable area under roof. This compares to 223,000 square feet under roof, or 57% of the leasable area under roof as of December 31, 2002. In addition to the area under roof, the Company had 68,000 square feet of outside area under lease as of December 31, 2003 and 82,000 as of December 31, 2002.

RENTAL REVENUE. For the six months ended December 31, 2003 rental revenue increased $53,000 or 7% as compared to the corresponding period in the prior year. The increase in rental revenue is attributable to the increase in leased square footage.

For the three months ended December 31, 2003 rental revenue increased $29,000 or 8% as compared to the three months ended December 31, 2002. This increase was a result of tenants leasing additional space on a month-to-month basis.

OPERATING COSTS. For the six months ended December 31, 2003 operating costs decreased $209,000 or 20% compared to the six months ended December 31, 2002. The decrease from fiscal 2003 was primarily due to the estimated loss of $173,000 that resulted from storm related damages to the North Property on December 31, 2002. The Company's total operating costs exceeded the tenant rental revenue for the six months ended December 31, 2003 and 2002. The Company continues to closely scrutinize all discretionary spending. In addition, the Company continues to actively search for additional tenant revenue to eliminate these negative operating results. While the Company and its retained broker are actively marketing the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

For the three months ended December 31, 2003 operating costs decreased $197,000 or 33%. As discussed above this decrease is primarily a result of the costs incurred in excess of the insurance deductible to the North Property ($173,000), as a result of the storm on December 31, 2002.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense) consist primarily of interest income on the Company's cash balances, interest expense on mortgage debt and the change in the value of the Company's interest rate swap contract. For the six months ending December 31, 2003, the Company generated $14,000 of interest income, $13,000 of other income, incurred $63,000 of interest expense, recorded a loss on the sale of fixed assets of $24,000 and recorded a positive swap contract adjustment of $37,000. This compares to $29,000 of interest income, $72,000 of interest expense and a positive swap contract adjustment of $2,000 for the corresponding period in the prior year. The decrease in interest income is due to a reduced cash balance in fiscal 2004 and a decline in interest rates. As of December 1, 2003, the Company's swap contract with its Bank had terminated. The Company's Bank extended the due date of the note until March 1, 2004, but the swap contract was terminated.

INCOME TAXES. The effective tax rate for the six months ended December 31, 2003 decreased to a benefit of 3% from a benefit of 9% for the six months ended December 31, 2002. Due to the uncertainty of future realization, a valuation allowance is recorded against state net operating losses. The primary reason for the lower effective rate for the six months ended December 31, 2003 was the impact of permanent differences (primarily the non-cash stock compensation charge of $34,000 in 2003 and $42,000 in 2002) on a small amount of taxable loss in addition to the valuation allowance recorded against state net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $1.4 million at December 31, 2003 and current maturities of long-term debt of $1.8 million. The Company's long-term debt was due and payable on December 1, 2003, but the Company's bank agreed to an extension to March 1, 2004. As a result, the entire debt is recorded under current maturities of long-term debt. The Company anticipates refinancing this debt with the Company's Bank and is in the final stages of this process. As of December 1, 2003, the Company's interest rate swap agreement with the Bank terminated and was not extended. As a result, as of December 31, 2003 the Company no longer has any potential liability associated with this agreement. The Company's cash balance decreased $546,000 during the six months ended December 31, 2003, as a result of the final payment on the MetroPCS investment of $305,000, capital expenditures of $155,000, principal payments on debt of $33,000 and negative cash flow from operating activities of $60,000.

As of December 31, 2003, the Company has completely funded its $3 million minority investment in the Series D preferred stock of MetroPCS, Inc. The Company has accounted for the investment using the cost method.

ITEM 4.  CONTROLS AND PROCEDURES

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chairman of the Board of Directors and Chief Financial Officer, do not expect that the Company's disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


At the Registrant's Annual Meeting of Stockholders held on October 29, 2003 the following proposals were adopted by the margins indicated:

                                                                                      Number of Shares
                                                                        ----------------------------------------------
                                                                            Voted For                     Withheld
                                                                        ------------------              --------------
1.   To elect four Directors to hold office until the
     Annual Meeting of Stockholders to be held in 2004
     or until their respective successors have
     been elected or appointed

     David J. Bugatto                                                       1,007,700                       19,844
     Gary L. Hess                                                           1,007,650                       19,894
     Roger S. Mertz                                                         1,001,960                       25,584
     Fredric Selinger                                                       1,017,372                       10,172


                                                                             Number of Shares
                                                                          ------------------------
                                                                            Voted For    Voted
                                                                                         Against
                                                                          ------------------------
3.   To ratify the appointment of the accounting firm of
     Grant Thornton LLP as independent auditors for
     the fiscal year ending June 30, 2004                                  1,025,709      1,835


ITEM 5. OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         3.1(1)   Articles of Incorporation, as amended to date

         3.2(2)   Bylaws, as amended to date

         10.1 Amendment to Independent Consultant Contract for Services dated December 31, 2003 between SonomaWest Holdings, Inc. and David J. Bugatto.

         31.1 Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

         31.2 Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

         32.1     Chairman of the Board Certification Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

         32.2     Chief Financial Officer Certification Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

         ________________
         (1) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

         (2) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

         *        Filed herewith.

         +        Furnished herewith.

         b. Reports on Form 8-K


The Company furnished to the SEC one report on Form 8-K during the three months ended December 31, 2003 on October 3, 2003 for the purpose of reporting under
Item 9 thereof the mailing of a letter by the Chairman of the Board to the Company's shareholders in connection with the Company's Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 12, 2004


  /s/ Thomas R. Eakin
--------------------------------------------
Thomas R. Eakin, Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit No.          Document Description
   -----------          --------------------

         10.1 Amendment to Independent Consultant Contract for Services dated December 31, 2003 between SonomaWest Holdings, Inc. and David J. Bugatto

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