Form 10-Q
period 2004-03-31
SONOMAWEST HOLDINGS INC
filed 2004-05-17
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2004 or

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

YES: X	NO:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

YES:	NO: X

As of May 12, 2004, there were 1,114,257 shares of common stock, no par value, outstanding.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2004 and June 30, 2003	3

Condensed Consolidated Statements of Operations - Three and Nine months ended March 31, 2004 and 2003	4

Condensed Consolidated Statement of Changes in Shareholders' Equity - Nine months ended March 31, 2004	5

Condensed Consolidated Statements of Cash Flows - Nine months ended March 31, 2004 and 2003	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Changes in Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits and Reports on Form 8-K	17

EXHIBIT INDEX	19

Signature	18

EXHIBITS	19

PART I. FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

ASSETS	3/31/04	6/30/03
	(Unaudited)

CURRENT ASSETS:
Cash	$1,304	$1,939
Accounts receivable, less allowances for uncollectible accounts of $84 and $0 in
fiscal 2004 and 2003, respectively	97	136
Other receivables	15	12
Interest receivable - Related party	3	3
Prepaid expenses and other assets	21	145
Current deferred income taxes, net	106	124

Total current assets	1,546	2,359

RENTAL PROPERTY, net	1,776	1,731

INVESTMENT, at cost	3,001	2,696

DEFERRED INCOME TAXES	311	259

PREPAID COMMISSIONS AND OTHER ASSETS	137	81

Total assets	$6,771	$7,126

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$56	$1,857
Accounts payable	126	108
Accrued payroll and related liabilities	15	104
Accrued expenses	205	271
Unearned rents and deposits	266	287

Total current liabilities	668	2,627
LONG-TERM DEBT, net of current maturities	1,634	0

OTHER LONG-TERM LIABILITIES	131	131

Total liabilities	2,433	2,758

SHAREHOLDERS' EQUITY:
Preferred stock: 2,500 shares authorized; no shares outstanding	--	--
Common stock: 5,000 shares authorized, no par value; 1,114 and 1,105 shares
outstanding in fiscal 2004 and 2003	2,756	2,675
Stock subscription receivable -- Related party	(400)	(400)
Retained earnings	1,982	2,093

Total shareholders' equity	4,338	4,368

Total liabilities and shareholders' equity	$6,771	$7,126

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine months Ended March 31		Three Months Ended March 31
	2004	2003	2004	2003
RENTAL REVENUE	1,176	1,138	$366	$381

TENANT REIMBURSEMENTS	313	235	81	69

TOTAL REVENUE	$1,489	$1,373	$447	$450

OPERATING COSTS	1,288	1,469	429	381
OPERATING COSTS -- RELATED PARTY EXPENSES	319	186	94	47

TOTAL OPERATING COSTS	1,607	1,655	523	428

OPERATING PROFIT (LOSS)	(118)	(282)	(76)	22
INTEREST EXPENSE	(42)	(90)	(16)	(20)
INTEREST AND OTHER INCOME	15	36	12	14

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(145)	(336)	(80)	16
BENEFIT (PROVISION) FOR INCOME TAXES	34	84	32	(9)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(111)	(252)	(48)	7
GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS - NET OF INCOME TAXES	--	156	--	(3)
RELATED PARTY EXPENSES--DISCONTINUED OPERATIONS - NET OF INCOME TAXES	--	(40)	--	(1)

GAIN (LOSS)ON SALE OF DISCONTINUED OPERATIONS, NET OF INCOME TAXES	--	116	--	(4)

NET INCOME (LOSS)	$(111)	$(136)	$(48)	$3

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,107	1,105	1,112	1,105
EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations
Basic and diluted	$(0.10)	$(0.23)	$(0.04)	$0.01
Discontinued operations:
Basic and diluted	$--	$0.10	$--	$0.00
Net loss:
	$(0.10)	$(0.12)	$(0.04)	$0.00
Basic and diluted

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2004
(AMOUNTS IN THOUSANDS)

	Common Stock
	Number of Shares	Amount	Stock Subscriptions Receivable	Retained Earnings	Total Shareholders' Equity

BALANCE, JUNE 30, 2003	1,105	$2,675	$(400)	$2,093	$4,368
Net loss	--	--	--	(111)	(111)
Exercise of stock options	9	47	--	--	47
Non-cash stock compensation charge	--	34	--	--	34

BALANCE, MARCH 31, 2004	1,114	$2,756	$(400)	$1,982	$4,338

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(AMOUNTS IN THOUSANDS)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111)	$(136)

Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of fixed assets	24	7
Gain on sale of discontinued operations, net	--	(116)
Non-cash stock compensation charge	34	42
Depreciation and amortization expense	147	234
Changes in assets and liabilities:
Accounts receivable, net	39	6
Other receivables	(3)	(2)
Interest receivable -- Related party	--	--
Deferred income tax benefit	(34)	(7)
Prepaid income taxes	--	75
Prepaid expenses and other assets	124	103
Prepaid commissions and other assets	(56)	12
Accounts payable and accrued expenses	(48)	81
Accrued payroll and related liabilities	(89)	(129)
Unearned rents and deposits	(21)	(12)

	117	294

Net cash provided by continuing operations	6	158

Net cash used in discontinued operations	--	(39)

Net cash provided by operating activities	6	119

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	7	--
Capital expenditures	(223)	(142)
Investment in MetroPCS	(305)	(1,044)

Net cash used in investing activities	(521)	(1,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(167)	(46)
Proceeds from stock option exercise	47	--

Net cash used for financing activities	(120)	(46)

NET DECREASE IN CASH	(635)	(1,113)
CASH AT BEGINNING OF PERIOD (of which $600 was restricted in 2003)	1,939	3,369

CASH AT END OF PERIOD (of which $600 was restricted in 2003)	$1,304	$2,256

Supplemental Cash Flow Information
	2004	2003

Interest paid	$84	$106
Taxes paid	$1	$1

The accompanying notes are an integral part of these financial statements

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2004

Note 1 — Basis of Presentation

The accompanying unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2003. The results of operations for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2004.

Reclassifications

Certain reclassifications have been made to the 2003 unaudited interim financial statements to conform to the current year presentation. See Note 2.

Accounting Policies

Revenue Recognition

Revenue is recognized on a monthly basis, based upon the dollar amount specified in the related lease. The Company requires that all tenants be covered by a lease. The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels. Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues.

Valuation of investment in MetroPCS

The investment in MetroPCS is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS, to evaluate the fair value of this investment. This process is based primarily on information disclosed in MetroPCS’ periodic filings with the Securities and Exchange Commission, following MetroPCS’ recent registration under the Securities Exchange Act of 1934 (File Number 333-111470).

It is impracticable for the Company to determine the fair value of the Company’s investment in MetroPCS without incurring excessive costs. The Company accounts for its investment in MetroPCS under the cost method, which was $3,001,200 and $2,696,000 as of March 31, 2004 and June 30, 2003, respectively. The Company owns approximately 0.857% of the total outstanding shares of MetroPCS’ Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis. In its report on Form 10-K for the year ended December 31, 2003, MetroPCS reported on its consolidated balance sheet total assets of $902,494,000, revenues of $459,482,000, net income of $1,817,000, total stockholder’s equity of $84,888,000, and stockholders’ equity attributable to the Series D Preferred Stock of $379,401,000. If as a result of its review of information available to the Company regarding MetroPCS, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to “loss on investments” on the consolidated statements of operations.

Note 2 – Tenant Reimbursements

During the third quarter of fiscal 2004, the Company concluded that tenant reimbursements are more appropriately classified as a separate line item of revenue rather than as a reduction of operating costs. Accordingly, the accompanying statements of operations for the three and nine months ended March 31, 2004 reflect tenant reimbursements as a separate line item of revenue. Comparative statements of operations for the three and nine months ended March 31, 2003 have been revised to reflect the current period presentation. The revenue and operating cost reclassifications below reflect an increase in revenue and a corresponding increase in operating costs in the amounts of $69,000, and $235,000 for the three and nine months ended March 31, 2003, respectively. The reclassifications have no impact on previously reported operating income (loss), net loss or net loss per share amounts.

The results of the reclassifications for the comparative periods presented, as well as those for the fiscal years ended June 30, 2003 and 2002 are as follows:

Statement of Operations Data:

	Three months ended March 31, 2003
	As originally reported	Reclassifications	As Reclassified

Tenant Reimbursements	$--	$69,000	$69,000
Total Revenues	$381,000	$69,000	$450,000
Operating Costs	$359,000	$69,000	$428,000

	Nine months ended March 31, 2003
	As originally reported	Reclassifications	As Reclassified

Tenant Reimbursements	$--	$235,000	$$235,000
Total Revenues	$1,138,000	$235,000	$1,373,000
Operating Costs	$1,420,000	$235,000	$1,655,000

	For the year ended June 30, 2003
	As originally reported	Reclassifications	As Reclassified

Tenant Reimbursements	$--	$327,000	$327,000
Total Revenues	$1,514,000	$327,000	$1,814,000
Operating Costs	$1,751,000	$327,000	$2,078,000
	For the year ended June 30, 2002
	As originally reported	Reclassifications	As Reclassified

Tenant Reimbursements	$--	$217,000	$217,000
Total Revenues	$1,447,000	$217,000	$1,664,000
Operating Costs	$2,065,000	$217,000	$2,282,000

Note 3 — Investment

As of March 31, 2004, the Company has completely funded its $3 million minority investment in the Series D Preferred Stock of MetroPCS, Inc., a public reporting telecommunications company (File Number 333-111470). The Company accounts for its investment in MetroPCS under the cost method. The Company owns approximately 0.857% of the total outstanding shares of Series D Preferred Stock and approximately 0.33% of the total outstanding capital stock on an as-converted basis.

The Series D Preferred Stock is entitled to receive prior to all other securities, except the Series C Preferred Stock, cumulative annual dividends equal to 6% per annum of the liquidation value of the shares (initially equal to $100 per share and subject to adjustment). No dividends have been declared to date, but as of December 31, 2003, $297,233 of unpaid dividends have accrued with respect to the Company’s shares of Series D Preferred Stock.

The Series D Preferred Stock is convertible at the option of the holders thereof or automatically upon (i) an initial public offering which results in gross proceeds of at least $100 million and yields an adjusted equity valuation of two times the liquidation value of the Series D Preferred Stock; (ii) the trading on a national securities exchange for a 30-day consecutive period at a price which implies a valuation of the Series D Preferred Stock in excess of twice the aggregate initial purchase price; or (iii) a date specified by holders of 66 2/3% of the then outstanding Series D Preferred Stock. There is a weighted average adjustment to the conversion price in the event of certain additional issuances of Common Stock (of any class) or securities convertible into Common Stock (of any class).

The Series D Preferred Stock votes together on an as-converted basis with the Class C Common Stock on most matters. Certain matters affecting the Series D Preferred Stock require a separate vote of the Series D Preferred Stock. The holders of Series D Preferred Stock as a class are entitled to nominate one director to the Board of Directors.

The Series D Preferred Stock is entitled to payment along with the Series C Preferred Stock of its liquidation preference prior to payment to any other class of securities (other than the Series C Preferred Stock). The per share liquidation price for the Series D Preferred Stock is $100 per share plus the greater of accrued and unpaid dividends and the amount that would have been paid in respect of each share had such share been converted to Class C Common Stock immediately prior to the liquidation event. Upon the occurrence of certain events, the Series D Preferred Stock must be redeemed by MetroPCS at a price equal to the liquidation value plus accrued and unpaid dividends.

Note 4 – Stock Options

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

Prior to July 1, 2002, the Company accounted for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost was recorded as the difference between the fair value and the exercise price at the date of grant, and was recorded on a straight-line basis over the vesting period of the underlying options. Prior to July 1, 2002, the Company had adopted the disclosure only provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”. The Company continues to account for stock options granted prior to July 1, 2002 in accordance with APB 25; and thus, continues to apply the disclosure only provisions of SFAS 123 to such options. No compensation expense has been recognized in the nine months ended March 31, 2004 pursuant to stock options issued prior to July 1, 2002 as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock options granted prior to July 1, 2002 been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the net loss would have been increased to the pro forma amounts indicated below:

	For the nine months ended March 31,
	2004		2003
	(in thousands, except per share amounts)
Net Loss, as reported	$(111)		$(136)
Add back: Actual Stock Compensation	$26		$31
Expense--Net of taxes
Less: Pro-forma Stock Compensation	$(29)		$(37)
Charge--Net of taxes
Pro-forma Net Loss	$(114)		$(142)
Loss Per Share:
Basic and diluted - as reported	$(0.1	0)	$(0.1	2)
Basic and diluted - pro-forma	$(0.1	0)	$(0.1	3)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2004 and 2003 grants, respectively: weighted average risk-free interest rates of 3.54 and 4.78 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 22.00 and 25.83 percent.

For options granted during the nine months ended March 31, 2004 and 2003, the weighted average fair values as of the grant date were $ 1.39 and $1.73, respectively.

Note 5 – Related Parties

David J. Bugatto, director, has entered into a consulting agreement with the Company pursuant to which he provides real estate consulting services to the Company for a monthly fee of $2,500. In the event that either of the Company’s Sonoma County properties are sold during the term of the agreement, David Bugatto will be paid a fee of 2.5% of the sales price if no broker commission is involved and 1.25% of the sales price if a broker is involved in the sale. In the event that either property is refinanced during the term of the agreement, David Bugatto will be paid a fee equal to 1% of the amount of the proceeds received by the Company in excess of its current debt. The agreement was amended on December 31, 2003 and the termination date was extended from December 31, 2003 to June 30, 2004, or an earlier date specified by either party. During the nine months ended March 31, 2004 and March 31, 2003, the Company incurred $23,302 and $24,107, for real estate consulting services from David Bugatto, respectively. These expenses are included in Operating Costs – Related Party. As of March 31, 2004, the Company had a payable to David Bugatto of $2,500.

Gary L. Hess, director and former President and Chief Executive Officer, has entered into an agreement with the Company to sell its remaining Perma-Pak inventory and equipment. During the nine months ended March 31, 2004 and March 31, 2003, the Company incurred $1,500 in commissions under this agreement. These expenses are included under Operating Costs – Related Party. During the nine months ended March 31, 2003, the Company incurred $46,000 in commissions under this agreement. These expenses are included under Related Party Expenses—Discontinued Operations. As of March 31, 2004, the Company did not owe Gary Hess any commissions under this agreement. On July 17, 2001 the Company entered into a separation agreement in principle, which was thereafter executed, with Gary Hess, replacing his existing employment agreement. Pursuant to the separation agreement, Gary Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Gary Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company’s obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2002. As of March 31, 2004, the Company has paid all of its obligations under this agreement. Pursuant to this separation agreement, the Company also designated Gary Hess for the period beginning July 17, 2001 and ending December 31, 2002, as the Company’s exclusive sales representative to sell any and all remaining Perma-Pak finished goods inventory and other Perma-Pak property (inventory and property related to discontinued operations). Under the agreement, Gary Hess was entitled to a commission of 7% on the net purchase price received by the Company up to $250,000 and 50% on the net purchase price above $250,000. As of October 3, 2002, the Company entered into an agreement to sell all of the remaining Perma-Pak finished goods inventory and other Perma-Pak property. As of March 31, 2004, the Company has received $228,000 of the $240,000 total purchase price. The Company has paid commissions to Gary Hess of $60,829 pursuant to this sale and $69,673 in total pursuant to this agreement. Upon receipt of the balance of the total purchase price of $12,000, the Company will owe a commission to Gary Hess of $6,000. As part of the separation agreement, Gary Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Gary Hess elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. Gary Hess elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period (January 31, 2004). On January 23, 2004, Gary Hess elected to exercise his option to purchase the remaining 9,474 shares. As part of the separation agreement the Company agreed to loan Gary Hess up to $447,370 to allow Gary Hess to exercise the aforementioned options. Gary Hess elected to borrow $400,000 to exercise 80,000 stock options at $5 per share. The note dated January 28, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The note receivable is shown under the Shareholders’ Equity section of the balance sheet as Stock Subscription Receivable – Related Party. The interest receivable on this note is included under Interest Receivable – Related Party, on the balance sheet. The Note is payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9,474 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22,501.

Roger S. Mertz, Chairman of the Board, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm serves as the Company’s general counsel. During the nine months ended March 31, 2004 and March 31, 2003, the Company incurred $257,253 and $130,203 respectively, for legal services from Allen Matkins. These expenses are included in Operating Costs – Related Party. As of March 31, 2004, the Company had a payable to Allen Matkins of $28,408.

Thomas R. Eakin, CFO, entered into a consulting agreement with the Company, whereby Thomas Eakin will provide financial management and accounting services to the Company. During the nine months ended March 31, 2004 and March 31, 2003, the Company incurred $37,901 and $52,914 for financial management and accounting consulting services from Thomas Eakin, respectively. As of March 31, 2004 the Company did not have a payable to Thomas Eakin. The independent consulting agreement terminates on July 31, 2004. Per the terms of the agreement, Thomas Eakin is compensated at an hourly billing rate of $110 per hour, plus expenses.

Note 6 – Minimum Lease Income

The Company has been leasing warehouse space, generating rental revenues for the nine months ended March 31, 2004 and March 31, 2003 of $1,176,000 and $1,138,000, respectively. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of March 31, 2004, assuming none of the existing leases is renewed or no additional space is leased, the following will be the future minimum lease income (in thousands):

Year Ending June 30
2004	1,419
2005	1,337
2006	1,102
2007	516
2008	217
Thereafter	680

Total	$5,271

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

The financial statements herein presented for the three and nine months ending March 31, 2004 and 2003 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature.

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

Valuation of investment in MetroPCS

The investment in MetroPCS is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS, to evaluate the fair value of this investment. This process is based primarily on information disclosed in MetroPCS’ periodic filings with the Securities and Exchange Commission, following MetroPCS’ recent registration under the Securities Exchange Act of 1934 (File Number 333-111470).

It is impracticable for the Company to determine the fair value of the Company’s investment in MetroPCS without incurring excessive costs. The Company accounts for its investment in MetroPCS under the cost method, which was $3,001,200 and $2,696,000 as of March 31, 2004 and June 30, 2003, respectively. The Company owns approximately 0.857% of the total outstanding shares of MetroPCS’ Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis. In its report on Form 10-K for the year ended December 31, 2003, MetroPCS reported on its consolidated balance sheet total assets of $902,494,000, revenues of $459,482,000, net income of $1,817,000, total stockholder’s equity of $84,888,000, and stockholders’ equity attributable to the Series D Preferred Stock of $379,401,000. If as a result of its review of information available to the Company regarding MetroPCS, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to “loss on investments” on the consolidated statements of operations.

Valuation Allowance on Deferred Taxes

The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company continues to post losses from its continuing operations. The losses have generated federal tax net operating losses (“NOLs”), some of which have been carried back to offset prior years’ taxable income. As of June 30, 2002 the Company carried back all of its remaining allowable NOLs. After the carryback of the June 30, 2002 federal NOL the Company cannot carryback any more losses, and as a result all taxable losses incurred subsequent to June 30, 2002 will be carried forward to offset future taxable income. California does not allow corporations to carry back their NOLs, and corporations can only carry forward 55% of the NOLs to future years to offset net operating profits. Furthermore, the Company’s California NOLs will begin to expire in fiscal 2005. As a result, the Company has established a valuation allowance against all of its state net deferred tax assets due to the uncertainty of future realization. At March 31, 2004, the Company had recorded, net deferred tax assets of $417,000, which compares to $383,000 of net deferred tax assets as of June 30, 2003.

OVERVIEW

The Company’s business consists of its real estate management and rental operations and its minority investment in the Series D preferred stock of a public reporting telecommunications company, MetroPCS, Inc.

In 2000 and 2001, the Company liquidated its fruit processing operations, but continued to hold its real estate and other assets. Thereafter, an opportunity was made available to the Company to invest in MetroPCS, Inc., a privately-held communications company with operations, in part, in Northern California. The Company believed that such an investment was a good investment, which provided a diversification of its assets.

As of March 31, 2004, the Company continues to hold its real estate assets in Sebastopol, California and has completely funded its $3 million minority investment in the Series D preferred stock of MetroPCS, Inc. In accordance with APB Opinion 18, the Company accounts for its investment in MetroPCS under the cost method. The Company’s interest in the Series D offering is approximately 0.857% (30,012 shares of 3,500,987) and on an as converted basis is approximately 0.33% (638,576 shares of 193,513,851). MetroPCS, Inc. is now a reporting company under the Securities Exchange Act of 1934 (File Number 333-111470).

During the third quarter of fiscal 2004, the Company concluded that tenant reimbursements are more appropriately classified as a separate line item of revenue rather than as a reduction of operating costs. Accordingly, the accompanying statements of operations for the three and nine months ended March 31, 2004 reflect tenant reimbursements as a separate line item of revenue. Comparative statements of operations for the three and nine months ended March 31, 2003 have been revised to reflect the current period presentation. The reclassifications have no impact on previously reported operating income (loss), net loss or net loss per share amounts.

RESULTS OF CONTINUING OPERATIONS

Results of Operations

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leaseable area under roof of 390,000 square feet. As of March 31, 2004 the Company had a total of 26 tenants as compared to 27 tenants as of March 31, 2003. The tenants have varying original lease terms ranging from month-to-month to ten years with options to extend the leases. As of March 31, 2004, the tenants occupied approximately 235,000 square feet under roof, or 60% of the leasable area under roof. This compares to 218,000 square feet under roof, or 56% of the leasable area under roof as of March 31, 2003. In addition to the area under roof, the Company had 87,000 square feet of outside area under lease as of March 31, 2004 and 84,000 as of March 31, 2003.

Rental Revenue.    For the nine months ended March 31, 2004 rental revenue increased $38,000 or 3% as compared to the corresponding period in the prior year. The increase in rental revenue is attributable to the increase in leased square footage.

For the three months ended March 31, 2004 rental revenue decreased $15,000 or 4% as compared to the three months ended March 31, 2003. This decrease was primarily a result of the increase in the allowance for uncollectible accounts of $84,000 ($50,000 of which was applied against rental revenue and $34,000 was applied to bad debt expense). This increase in the allowance is a result of one tenant with an account balance as of March 31, 2004 of $84,000. The Company is aggressively pursuing all alternatives for the collection of this balance, but at this time it is uncertain whether this balance will be collected.

Tenant Reimbursements.    For the nine months ended March 31, 2004 tenant reimbursements increased $78,000 or 33% as compared to the nine months ended March 31, 2003. Such reimbursements relate primarily to utilities costs.. The majority of the $78,000 increase is a result of additional energy consumption by tenants. The combined impact of the electrical and gas rate changes was relatively minor.

For the three months ended March 31, 2004 tenant reimbursements increased $12,000 or 17% as compared to three months ended March 31, 2003. This increase is due primarily to the increase in the reimbursements for utilities. All of the $12,000 increase is a result of additional energy consumption.

Operating Costs.    For the nine months ended March 31, 2004 total operating costs decreased $48,000 or 3% compared to the nine months ended March 31, 2003. This decrease of $48,000 is comprised of an increase in Operating Costs—Related Party of $133,000 and a decrease of $181,000 of Operating Costs. The increase of $133,000 was primarily a result of strategic planning costs and the decrease from fiscal 2003 was primarily a result of the estimated loss of $173,000 from storm related damages to the North Property on December 31, 2002. The Company’s total operating costs exceeded the tenant rental revenue for the nine months ended March 31, 2004 and 2003. The Company continues to closely scrutinize all discretionary spending. In addition, the Company continues to actively search for additional tenant revenue to eliminate these negative operating results. The Company, directly and through a broker is actively marketing the properties to prospective tenants. There can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company’s operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

For the three months ended March 31, 2004 total operating costs increased $95,000 or 22%. This increase is a result of the increase in the allowance for uncollectible accounts of $34,000 ($50,000 of the total adjustment of $84,000 was applied against rental revenue), Legal Expense of $43,000, along with an increase in Salaries and related expenses of $25,000 that were applied to Discontinued Operations reserve in 2003 and were expensed directly to operating costs in 2004.

Interest and Other Income.    Interest and other income consist primarily of interest income on the Company’s cash balances. For the nine months ended March 31, 2004, the Company generated $19,000 of interest income, $20,000 of other income and posted a loss on the sale of fixed assets of $24,000. This compares to $38,000 of interest income and $2,000 of other expenses for the corresponding period in the prior year. The decrease in interest income is due to a reduced cash balance in fiscal 2004 and a decline in interest rates.

Interest Expense.    Interest expense consists primarily of interest expense on mortgage debt and the change in the value of the Company’s interest rate swap contract. For the nine months ended March 31, 2004, the Company incurred $79,000 of interest expense and recorded a positive swap contract adjustment of $37,000 on the termination of the swap contract. This compares to 106,000 of interest expense and a positive swap contract adjustment of $16,000 for the corresponding period in the prior year. As of December 1, 2003, the Company’s swap contract with Wells Fargo Bank, N.A. terminated and the due date of the note was extended until March 1, 2004.

Income Taxes.    The effective tax rate for the nine months ended March 31, 2004 decreased to a benefit of 23% from a benefit of 25% for the nine months ended March 31, 2003. Due to the uncertainty of future realization, a valuation allowance is recorded against California net operating losses.

Liquidity and Capital Resources

The Company had cash of $1.3 million at March 31, 2004 and current maturities of long-term debt of $56,000. The Company’s long-term debt was due and payable on March 1, 2004. However, on March 1, 2004, the Company and Wells Fargo Bank agreed to refinance the terms and conditions of $1,690,000 of the Company’s long-term debt. Principal is paid in monthly payments of $4,650 through November 1, 2005, with a final installment of the unpaid principal on December 1, 2005. The note is secured by a first deed of trust on the Company’s property located at 1365 Gravenstein Highway South, Sebastopol, CA. The note bears interest at a fluctuating rate equal to the bank’s prime rate plus .25%. The Company’s cash balance decreased $635,000 during the nine months ended March 31, 2004. This was primarily a result of, the final funding of the MetroPCS commitment of $305,000, capital expenditures of $223,000 and principal debt reduction of $167,000. The Company had positive cash provided by operating activities for the nine months ended March 31, 2004 of $6,000.

As of March 31, 2004, the Company has completely funded its $3 million minority investment in the Series D preferred stock of MetroPCS, Inc. The Company has accounted for the investment using the cost method.

Item 4. Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chairman of the Board of Directors and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chairman of the Board of Directors and Chief Financial Officer, do not expect that the Company’s disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

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

Date: May 14, 2004

/s/ Thomas R. Eakin —————————————— Thomas R. Eakin Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

*	Filed herewith

+	Furnished herewith