Form 10-K
period 2004-06-30
SONOMAWEST HOLDINGS INC
filed 2004-09-28
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 2004

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

        Aggregate market value of common stock held by non-affiliates based on the closing price of the registrant's common stock on the Nasdaq SmallCap Market on December 31, 2003: $4,325,429. For the purposes of the foregoing calculations, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

        As of September 23, 2004, there were 1,114,257 shares of common stock, no par value, outstanding which is the only class of shares publicly traded.

        Portions of the following document are incorporated by reference from the Registrant's Proxy Statement for Registrant's 2004 Annual Meeting of Shareholders currently scheduled to be held October 27, 2004 and to be filed with the Securities and Exchange Commission on or before 120 days after the end of the 2004 fiscal year, including portions required under Part III of this report.

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

                                     PART I

ITEM 1. BUSINESS

        SonomaWest Holdings, Inc., formerly Vacu-dry Company, ("SonomaWest" or the "Company") was incorporated in 1946 and currently operates as a real estate management and rental company. The Company also holds an investment in MetroPCS Communications, Inc., a public reporting telecommunications company. The Company's rental operations include industrial/agricultural property, some of which was formerly used in its discontinued businesses. This commercial property is now being rented to third parties.

INDUSTRY SEGMENT INFORMATION

        For the year ended June 30, 2004, the Company operated in one reportable segment, real estate management and rental operations. The Company's primary business revenue is generated from the leasing of its two properties, located in Sebastopol, California. The properties are leased to multiple tenants with leases varying in length from month-to-month to ten years. The Company's business is not seasonal and does not require significant working capital. Revenue from the leasing activities is payable either on the 1st or 15th of the month. As of June 30, 2004, one tenant, Benziger Family Winery, accounted for 18% of the Company's revenue.

        The Company has completely funded its $3 million minority investment in the Series D Preferred Stock of MetroPCS Communications, Inc., a public reporting telecommunications company (File Number 000-50869).

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

REVENUE RECOGNITION

        Revenue is recognized on a monthly basis, based upon the dollar amount specified in the related lease. The Company requires that all tenants be covered by a lease. The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee's sales or any other financial performance levels. Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues. During the third quarter of fiscal 2004, the Company concluded that tenant reimbursements are more appropriately classified as a separate line item of revenue rather than as a reduction of operating costs. Accordingly, the accompanying statements of operations reflect tenant reimbursements as a separate line item of revenue. Comparative statements of operations have been revised to reflect the current period presentation. The reclassifications have no impact on previously reported operating income (loss), net loss or net loss per share amounts.

ENVIRONMENTAL MATTERS

        The Company believes it has complied with all governmental regulations regarding protection of the environment. In connection with the renewal of its wastewater permit (issued by the State of California), the Company was required to modify its wastewater system to separate domestic waste from its processed wastewater. As a result, the Company has made changes to comply with these regulations and has incurred related capital expenditures of $82,000 during the 2004 fiscal year and $171,600 on the total project. The Company estimates that they will incur an additional $5,000 to complete this project in fiscal 2005. In addition to these capital expenditures, the Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances, if any, that might be located on or in its properties in the future. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. Other federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

EMPLOYEES

        The Company currently employs 5 employees in a management or staff capacity, none of whom is covered under a collective bargaining agreement.

INSURANCE

        The  Company  maintains   workers   compensation,   commercial   general
liability, property, extended coverage and rental loss insurance. While management feels the limits and coverage are adequate relative to the related risks, there is no assurance that this insurance will be adequate to protect the Company from all unforeseen occurrences. The deductible on the Company's property insurance policy has been reduced from $100,000 to $50,000.

INVESTMENT

        As of December 10, 2003, the Company had completely funded its $3 million minority investment in the Series D Preferred Stock of MetroPCS, Inc., a public reporting telecommunications company (File Number 333-111470). On March 23, 2004 MetroPCS filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. On, July 13, 2004, a wholly-owned subsidiary of MetroPCS Communications, Inc. was merged with MetroPCS, Inc. As a result, MetroPCS, Inc. became a wholly-owned subsidiary of MetroPCS Communications, Inc. and all of the outstanding shares of MetroPCS, Inc. were exchanged for shares of MetroPCS Communications, Inc., including the Company's Series D Preferred Stock. On July 28, 2004 MetroPCS Communications announced that it had determined not to proceed at that time with the planned initial public offering of common stock pending a review of certain accounting issues that had come to its attention relating to its previously disclosed financial statements. On August 12, 2004 MetroPCS Communications, Inc. formally withdrew the registration.

        The Company accounts for its investment in MetroPCS Communications under the cost method. The Company owns approximately 0.857% of the total outstanding shares of Series D Preferred Stock and approximately 0.33% of the total outstanding capital stock on an as-converted basis.

        The Series D Preferred Stock is entitled to receive cumulative annual dividends, prior to all other securities except the Series C Preferred Stock, equal to 6% per annum of the liquidation value of the shares (initially equal to $100 per share and subject to adjustment). No dividends have been declared to date, but as of June 30, 2004, $382,702 of unpaid dividends has accrued with respect to the Company's shares of Series D Preferred Stock.

        The Series D Preferred Stock is convertible at the option of the holders thereof or automatically upon (i) an initial public offering which results in gross proceeds of at least $50 million and yields an adjusted equity valuation of two times the liquidation value of the Series D Preferred Stock; (ii) the trading on a national securities exchange for a 30-day consecutive period at a price which implies a valuation of the Series D Preferred Stock in excess of twice the aggregate initial purchase price; or (iii) a date specified by holders of 66 2/3% of the then outstanding Series D Preferred Stock. There is a weighted average adjustment to the conversion price in the event of certain additional issuances of Common Stock (of any class) or securities convertible into Common Stock (of any class).

        The Series D Preferred Stock votes together on an as-converted basis with the Class C Common Stock on most matters. Certain matters affecting the Series D Preferred Stock require a separate vote of the Series D Preferred Stock. The holders of Series D Preferred Stock as a class are entitled to nominate one director to the Board of Directors.

        The Series D Preferred Stock is entitled to payment along with the Series C Preferred Stock of its liquidation preference prior to payment to any other class of securities (other than the Series C Preferred Stock). The per share liquidation price for the Series D Preferred Stock is $100 per share plus the greater of accrued and unpaid dividends and the amount that would have been paid in respect of each share had such share been converted to Common Stock immediately prior to the liquidation event. Upon the occurrence of certain events, the Series D Preferred Stock must be redeemed by MetroPCS Communications at a price equal to the liquidation value plus accrued and unpaid dividends.

        The Company has no relationships with MetroPCS Communications other than its investment. A director of the Company has a small indirect stock interest in MetroPCS Communications and the Company's largest shareholder is a member of the Board of Directors of MetroPCS Communications.

CERTAIN FACTORS

        In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K.

FACTORS RELATED TO REAL ESTATE INDUSTRY SEGMENT.
-----------------------------------------------

WE HAVE A LIMITED OPERATING HISTORY IN THE REAL ESTATE INDUSTRY AND CONSEQUENTLY FACE SIGNIFICANT RISKS AND CHALLENGES IN BUILDING OUR BUSINESS.

        While we have managed real estate and facilities issues for many years, it is only recently that we have shifted our primary business focus to that business segment and its investment activities. In addition, in an effort to cut costs, we have outsourced all of our executive functions. While we believe we have sufficient experience, resources and personnel to manage our properties effectively, we do not have a long operating history that demonstrates such effective management and there is no assurance that we will be successful.

OUR PROPERTIES DEPEND UPON THE NORTHERN CALIFORNIA AND PARTICULARLY THE SONOMA COUNTY ECONOMY.

        All of our rental revenues come from two properties located in Northern California and more particularly Sonoma County. Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties. These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics and property damage resulting from seismic activity. The geographical concentration of our properties may expose us to greater economic risks than if we owned properties in several geographic regions. Any adverse economic or real estate developments in the Sonoma County region could adversely impact our financial condition, results from operations, cash flows, quoted per share trading price of our common stock and ability to satisfy our debt service obligations. The economic environment in Sonoma County has improved since last year. In a recent report prepared for the Sonoma County Economic Development Board by Economy.com, Inc., dated May 2004, they state "Sonoma County's economy is past its worst point of the business cycle and will begin to improve in coming months." "A clear path to recovery is not evident yet, but the local economy is beginning to get back on its feet." As part of this economic recovery, we anticipate the commercial, industrial and office markets in Sonoma County will also experience positive effects from this recovery. Obtaining new tenants for our properties generally requires taking tenants from competitor properties. There is no assurance that the market will significantly improve in the near future.

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

POTENTIAL LOSSES MAY NOT BE COVERED BY INSURANCE.

        We carry commercial general liability, property, extended coverage and rental loss insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry earthquake coverage. We do not carry insurance for generally uninsurable losses such as pollution, contamination, asbestos and seepage. Some of our policies are subject to limitations involving large deductibles or co-payments and policy limits. If we experience a loss, which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

DOWNTURNS IN TENANTS' BUSINESSES MAY REDUCE OUR CASH FLOW.

        For the year ended June 30, 2004, we derived all of our continuing operating revenues from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our tenants could adversely impact our financial condition, results from operations, cash flow, the quoted per share trading price of our common stock and the ability to satisfy any debt service obligations. Although we have not experienced material losses from tenant bankruptcies, tenants could file for bankruptcy protection in the future.

WE MAY BE UNABLE TO RENEW LEASES OR RE-LET SPACE AS LEASES EXPIRE.

        As of June 30, 2004, leases representing approximately 0% and 11% of the square footage of our properties will expire in 2005 and 2006, respectively. If leases expire with above market rental rates we may be forced to renew or re-lease such expiring leases at lower rates. We cannot give any assurance that leases will be renewed or that its properties will be re-leased at rental rates equal to or above the current rental rates. If the rental rates for our properties decrease, existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space, our financial position, results of operations, cash flow, quoted per share trading price of our common stock and ability to satisfy its debt service obligations would be adversely affected.

OUR REAL ESTATE HOLDINGS COULD SUBJECT US TO POTENTIAL ENVIRONMENTAL LIABILITY.

        We could be held liable for the costs of removal or remediation of any hazardous or toxic substances located on or in our properties. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect our ability to sell or rent the property or to borrow using the property as collateral. Other federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation. The Company has recently contracted to remove the asbestos containing materials at its South Sebastopol property. These materials were discovered as a result of a Phase I environmental study. It is anticipated that these materials will be removed by October 31, 2004.

WE RELY ON A MAJOR TENANT FOR A SIGNIFICANT PORTION OF OUR RENTAL REVENUES.

        Benziger Family Winery accounted for 18%, 19% and 21% of our rental revenues for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. In addition, Benziger Family Winery accounted for 23% and 24% of the accounts receivable balance as of the fiscal years ended June 30, 2004 and 2003, respectively. The loss of Benziger Family Winery as a tenant would have a material adverse effect on the operating results of the real estate operations. At June 30, 2004 and 2003, all rental amounts owing by Benziger Family Winery were payable within the normal billing cycle and were not past due.

FACTORS RELATED TO INVESTMENT OPERATIONS

        As of December 10, 2003, the Company has completely funded its $3 million minority investment in the Series D preferred stock of a public reporting telecommunications company, MetroPCS Communications, Inc. The wireless industry is unsettled, highly competitive and is marked by rapidly developing and expanding technologies, which presents some risks. Even though management believes that the investment in MetroPCS Communications represents an attractive opportunity for the Company and will ultimately provide a positive return to the Company, there is no assurance that this will occur.

        On March 23, 2004 MetroPCS filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. On July 28, 2004 MetroPCS announced that it had determined not to proceed at that time with the planned initial public offering of common stock pending a review of certain accounting issues that had come to its attention relating to its previously disclosed financial statements. On August 12, 2004 MetroPCS formally withdrew the registration. There is no certainty that MetroPCS when or if at all will be able to complete a public offering of its securities or that the Company will be able to achieve liquidity for its investment.

OUR INVESTMENT IN METROPCS COMMUNICATIONS, INC. REPRESENTS A SIGNIFICANT PORTION OF OUR ASSETS.

        As of June 30, 2004, we have invested $3,001,200 the Series D Preferred Stock of MetroPCS Communications, Inc., a public reporting telecommunications company (File Number 000-50869). The Company accounts for its investment in MetroPCS Communications under the cost method. The Company owns approximately 0.857% of the total outstanding shares of Series D Preferred Stock and approximately 0.33% of the total outstanding capital stock on an as-converted basis. Our investment represents 44% of our total assets. Our investment in MetroPCS Communications is our only investment. Shareholders in the Company do not have the benefits that would result from a diversified portfolio of investments. Even though management believes that the investment in MetroPCS Communications will ultimately provide a positive return to the Company, the loss of our investment in MetroPCS Communications could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. PROPERTIES

        ADMINISTRATIVE OFFICES. The principal administrative offices of the Company are located at 2064 Highway 116 North, Sebastopol, California. The administrative offices occupy a small portion of this Company-owned property. Prior to March 2000, the principal administrative offices of the Company were located in Santa Rosa, California.

        REAL PROPERTY. The Company owns two properties together comprising 82 acres in West Sonoma County approximately 56 miles north of San Francisco. The properties are four miles apart, north and south of the town of Sebastopol located in the "Russian River Valley" wine appellation district.

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

        As of June 30, 2004, 70% of the leasable space under roof has been leased to seven tenants on a month-to-month or long-term basis. An additional 16,543 square feet of outside space has also been leased. Lease terms range from month-to-month to ten years with options to extend beyond that.

        The following table sets forth the schedule of future lease expirations and other data related to the South property:

                   Number of         Total                       Percent of 2004
                 Tenants Whose    Square Feet     Annual Rent      Gross Rent
Year ending         Leases          Covered       Represented      Represented
 June 30th        Will Expire      by Leases       by Leases        by Leases
-------------    -------------    -----------     -----------    ---------------
2005                 --             73,692          $297,218           83%
2006                  1             42,286          $135,774           38%
2007                  2             12,669          $ 53,027           15%
2008                  1              5,417          $  8,642            2%
2009                  1                 --                --           --
2010                  0                 --                --           --

        The federal tax basis of the property is $323,668. The accumulated book depreciation is $967,869 and the book net carrying value is $297,641. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes.

        The real estate taxes for this property for the fiscal year ended June 30, 2004 were $14,312.

        The Company has a $1.7 million loan secured by this property, which matures in December 2005.

         SONOMAWEST INDUSTRIAL PARK NORTH. This property consists of 66.4 acres of land approximately two miles north of Sebastopol at 2064 Gravenstein Highway North. The improvements consist of twelve buildings located on approximately 27 acres with an aggregate of 305,986 square feet of leasable space under roof. In addition, there is 55,454 square feet of outside area that is currently leased. The balance of the property is dedicated to wastewater treatment and a large pond for fire protection. This property is zoned "diversified agriculture" in its entirety, which means that it can be used for agricultural/food processing, warehousing and related office space to support industrial tenant activities. SonomaWest is currently attempting to broaden the permitted uses of the 2064 Gravenstein Highway North property to allow other types of activities, but there can be no assurance that such efforts will be successful. The existing use permit may restrict the types of tenants that could occupy the property, resulting in prolonged vacancy and/or lower rental rates, having a material adverse effect on the Company's business, financial condition and results of operations.

         As of June 30, 2004, 64% of the leasable space under roof has been leased to twenty tenants on a month-to-month or long-term basis. An additional 55,454 square feet of outside space has also been leased. Leases range from month-to-month to ten years with options to extend beyond that.

         The following table sets forth the schedule of the future lease expirations and other data related to the North property:

                   Number of         Total                       Percent of 2004
                 Tenants Whose    Square Feet     Annual Rent      Gross Rent
Year ending         Leases          Covered       Represented      Represented
 June 30th        Will Expire      by Leases       by Leases        by Leases
-------------    -------------    -----------     -----------    ---------------
2005                  --           180,538         $1,080,369         81%
2006                   1           168,959         $  997,892         74%
2007                   3           106,105         $  486,029         36%
2008                   4            64,469         $  223,317         17%
2009                   2            36,984         $  168,380         13%
2010                   1            34,279         $  152,611         11%

         The federal tax basis of the property is $1,694,081. The accumulated book depreciation is $4,281,604 and the book net carrying value is $1,332,214. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes.

         The real estate taxes for this property for the fiscal year ended June 30, 2004 were $55,400.

         The Company has no debt associated with this property. The Company continues to market all of its properties. There can be no assurance that these marketing efforts will be successful, or that suitable tenants will be found on a timely basis. Significant, prolonged vacancies at the properties may have a material adverse impact on the Company's business, financial condition and results of operations.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2004.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq Small Cap Market (symbol: SWHI). The quarterly high and low prices for the last two fiscal years were as follows:

              QUARTER ENDING              LOW                HIGH
              --------------              ----               ----
                 09/30/02                 5.37              7.77
                 12/31/02                 5.41              6.78
                 3/31/03                  5.05              6.39
                 6/30/03                  4.21              6.20
                 9/30/03                  4.65              8.20
                 12/31/03                 6.76             13.30
                 3/31/04                  7.78              9.25
                 6/30/04                  9.02             11.05

         The above quotations were obtained from the Yahoo Finance Historical Quotes Online website.

         On September 20, 2004, there were approximately 427 registered holders of common stock. On that date, the average of the high and low price per share of the Company's stock was $9.72.

         The Company has not paid dividends on its common stock within the last 15 years. Even if its future operations result in profitability, as to which there can be no assurance, there is no present anticipation that dividends will be paid. Rather, the Company expects that any future earnings will be applied toward the further development of the Company's business.

         The Company's equity plan information required by this Item is incorporated by reference from the information under the heading "Equity Compensation Plan Information" in the Company's proxy statement for its Annual Meeting of Stockholders to be held on October 27, 2004.

ITEM 6.  SELECTED FINANCIAL DATA.

YEAR ENDED JUNE 30 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               2004              2003              2002            2001          2000
                                          ---------------- ----------------- ----------------- ------------- --------------
Total revenues (1)                            $2,050             $1,841            $1,664          $1,371         $1,292

Net earnings (loss) from continuing               62              (202)             (511)           (355)          (473)
     operations
Net earnings (loss) from discontinued
     operations                                   --                127                16             161          3,183
Net earnings (loss)                               62               (75)             (495)           (194)          2,710
Earnings (loss) per share from
     continuing operations
     Basic                                      0.06             (0.18)            (0.49)          (0.27)         (0.31)
     Diluted                                    0.05             (0.18)            (0.49)          (0.27)         (0.31)
Earnings (loss) per share from
     discontinued operations
     Basic                                        --               0.11              0.02            0.12           2.09
     Diluted                                      --               0.11              0.02            0.12           2.06
Earnings (loss) per share
     Basic                                      0.06             (0.07)            (0.47)          (0.15)           1.78
     Diluted                                    0.05             (0.07)            (0.47)          (0.15)           1.75
     Total Assets                              7,006              7,126             7,470           7,687         12,969
     Long Term Debt                            1,620                 --             1,856           1,917          1,974

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         As of fiscal 2004 the Company's business consists of its real estate management and rental operations and its minority investment in the Series D preferred stock of a public reporting telecommunications company, MetroPCS Communications, Inc.

         In 2000 and 2001, the Company liquidated its fruit processing operations, but continued to hold its real estate and other assets. Thereafter, an opportunity was made available to the Company to invest in MetroPCS
Communications, Inc., a public reporting telecommunications company with operations, in part, in Northern California. The Company believed and continues to believe that such an investment was a good investment, which provided a diversification of its assets.

         The Company accounts for its investment in MetroPCS Communications under the cost method. The Company's interest in the Series D offering is approximately 0.857% (30,012 shares of 3,500,987) and on an as converted basis is approximately 0.33% (638,576 shares of 193,513,851).

         During the third quarter of fiscal 2004, the Company concluded that tenant reimbursements are more appropriately classified as a separate line item of revenue rather than as a reduction of operating costs. Accordingly, the accompanying statements of operations for the year ended June 30, 2004 reflect tenant reimbursements as a separate line item of revenue. Comparative statements of operations for the years ended June 30, 2002 and 2003 have been reclassified to reflect the current period presentation. The revenue and operating cost reclassifications below reflect an increase in revenue and a corresponding increase in operating costs in the amounts of $217,000, and $327,000 for the years ended June 30, 2002 and 2003, respectively. There classifications have no impact on previously reported operating income (loss), net loss or net loss per share amounts.

         The results of the reclassifications are as follows: Statement of Operations Data:

                                        Year ended June 30, 2002

                        As originally reported   Reclassifications   As Adjusted

Tenant Reimbursements               $       --            $217,000    $  217,000
Total Revenues                      $1,447,000            $217,000    $1,664,000
Operating Costs                     $2,065,000            $217,000    $2,282,000



                                        Year ended June 30, 2003

                        As originally reported   Reclassifications   As Adjusted

Tenant Reimbursements               $       --            $327,000    $  327,000
Total Revenues                      $1,514,000            $327,000    $1,841,000
Operating Costs                     $1,751,000            $327,000    $2,078,000

The Company has no tenant related reimbursements that are not part of tenant lease agreements.

RESULTS OF CONTINUING OPERATIONS

         The Company's continuing line of business consists of its rental operations, real estate management and an investment in MetroPCS. See Item 2, Properties, above for a further discussion of the Company's real estate operations.

FISCAL 2004 COMPARED TO FISCAL 2003

         RENTAL REVENUE. The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties have a combined leasable area of approximately 477,509 square feet (390,710 under roof and 86,799 outside) on 82 acres of land. As of the end of fiscal year 2004, there were 27 leases covering 326,014 square feet of leasable space (254,017 under roof and 71,997 outside) or 68%. As of the end of fiscal 2003, there were 27 leases that comprised 292,785 square feet of leasable space (227,058 under roof and 65,727 outside) or 64% of the total leasable area of 455,597 (389,870 under roof and 65,727 outside). Fiscal 2004 rental revenue increased $118,000 or 8% from $1,514,000 in fiscal 2003 to $1,637,000 in fiscal
2004. Overall the rental rates for space under roof remained relatively the same. The additional occupancy accounted for the increase in the revenue between fiscal years. Rental revenue does not cover all operating costs and interest expense, yielding deficits of $49,000 and $301,000 in fiscal years 2004 and 2003 respectively. While the Company continues to market the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company's operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

         TENANT REIMBURSEMENTS. During the third quarter of fiscal 2004, the Company concluded that tenant reimbursements are more appropriately classified as a separate line item of revenue rather than as a reduction of operating costs. The comparative statements of operations for the fiscal years ended 2003 and 2002 have been revised to reflect the current year's presentation. For the fiscal year 2004, tenant reimbursements increased $86,000 or 26% as compared to fiscal year 2003. Such reimbursements related primarily to utility costs. The majority of the increase is a result of additional energy consumption by tenants. The combined impact of electric and gas rate changes were relatively minor. Tenant reimbursements are passed along to the tenants at the Company's cost.

         OPERATING COSTS. Total operating costs consist of direct costs related to continuing operations and all general corporate costs. Fiscal 2004 total operating costs of $2,060,000, decreased $18,000 or 1% from $2,078,000 in fiscal 2003. This decrease of $18,000 was a result of a decrease of $178,000 due to property damages from winter storms of $100,000 during fiscal 2003 that did not recur in fiscal 2004 and decreased repairs and maintenance of $89,000 offset by an increase of $160,000 in related party legal costs incurred in strategic planning. The Company continues to closely scrutinize all discretionary spending. Efforts to reduce and/or maintain expenses continue to be an important focus of the Company.

         Interest Income. In fiscal 2004 the Company generated $25,000 of interest income on its cash balances, this compares to $46,000 in fiscal 2003. The lower interest income in fiscal 2004 is a result of a decrease in the available invested cash and slightly lower interest rates.

         INTEREST EXPENSE. Interest expense consists primarily of interest expense on mortgage debt and the change in the value of the Company's interest rate swap contract. For fiscal year 2004, the Company incurred $97,000 of interest expense and recorded a positive swap contract adjustment upon the termination of the swap of $37,000. This compares to $140,000 of interest expense and a positive swap contract adjustment of $34,000 for the corresponding period in the prior year. As of December 1, 2004, the Company's swap contract with its bank terminated.

         OTHER INCOME AND EXPENSE. In fiscal 2004 the Company incurred a net loss of $4,000 from other income and expense. This was comprised of a loss on the sale of fixed assets of $24,000, which was partially offset by other income of $20,000. The other income of $20,000 was from multiple sources. In fiscal 2003, the Company incurred $4,000 of other expenses.

         INCOME TAXES. The effective tax (benefit) rate changed from a provision of 17% in fiscal 2003 to a benefit of 227% in fiscal 2004. The large benefit percentage in fiscal 2004 was a result of the elimination of the valuation allowance on state net operating losses. Though the Company has reported taxable losses in recent years, the pending initial public offering of MetroPCS is expected to result in significant realized investment gains as the Company plans to sell a portion of it's investment upon completion of the aforementioned initial public offering. Consequently, management believes that it is more likely than not that the Company will generate sufficient taxable income in the foreseeable future, allowing the utilization of 100% of its deferred tax assets. As a result, the valuation allowance was reversed. In fiscal 2003 the provision percentage of 17% was lower than the normal combined rate of 40%, as a result of the valuation allowance placed on state deferred tax assets due to the uncertainty of the future realization of such deferred tax assets and future taxable income against which the state net operating losses could be offset.

FISCAL 2003 COMPARED TO FISCAL 2002

         RENTAL REVENUE. As of the end of fiscal year 2003, there were 27 leases covering 292,785 square feet of leasable space (227,058 under roof and 65,727 outside) or 64%. As of the end of fiscal 2002, there were 26 leases that comprised 297,023 square feet of leasable space (216,136 under roof and 80,887 outside) or 63% of the total leasable area of 471,032 (389,870 under roof and 81,162 outside). Fiscal 2003 rental revenue increased $67,000 or 5% from $1,447,000 in fiscal 2002 to $1,514,000 in fiscal 2003. Although the total leasable space decreased, the area under roof actually increased. The rental revenue per square foot for the area under roof is significantly higher than the outside area and as a result more than offset for the loss of the revenue from the outside area. In addition, the revenue also increased as a result of the normal CPI rate increases.

         REIMBURSEMENTS. For the fiscal year 2003 tenant reimbursements increased $110,000 or 51% to $327,000 as compared to fiscal year 2002 of $217,000. Such reimbursements related primarily to utility costs. The majority of the increase is a result of additional energy consumption by tenants. The combined impact of the electric and gas rate changes were relatively minor Operating Costs. During fiscal 2003, operating costs increased 10% or $169,000 from $1,668,000 in fiscal 2002 to $1,837,000. Whereas the related party expenses decreased during fiscal 2003 by $373,000 or 61% from $614,000 in fiscal 2002 to $241,000 in fiscal 2003. The increase in fiscal 2002 was primarily a result of the charge of $362,500 against earnings from the separation agreement for Gary Hess, the former President and Chief Executive Officer of the Company.

         INTEREST INCOME. In fiscal 2003 the Company generated $46,000 of interest income on its cash balances. This compared to $102,000 in fiscal 2002. The decline in income is a result of the lower cash balances and a decline in interest rate.

         INTEREST EXPENSE. Interest expense consists of interest expense on the Company's mortgage debt and the change in the value of the Company's interest rate swap contract. Interest expense net of the swap contract adjustments increased from $203,000 as of fiscal 2002 ($144,000 of interest on mortgage debt plus $59,000 from a negative swap contract adjustment) to $106,000 in fiscal 2003 ($140,000 of interest on mortgage debt less $34,000 from a positive swap contract adjustment).

         OTHER INCOME AND EXPENSE. In fiscal 2003 the Company incurred $4,000 of other expenses, which compares to $3,000 of other income in fiscal 2002.

         INCOME TAXES. The fiscal 2003 effective tax benefit rate decreased to 17% from the fiscal 2002 effective tax benefit rate of 29%. The rate declined primarily because the permanent differences in fiscal 2003 were a larger percentage of the income before taxes than in fiscal 2002. In addition to the effect of the permanent differences, the rates in fiscal 2003 and fiscal 2002 were lower than the normal combined federal and state rate of 40% as a result of an additional valuation allowance placed on state deferred tax assets due to the uncertainty of the future realization of such deferred tax assets and future taxable income against which the state net operating losses could be offset.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash of $1.3 million at June 30, 2004 (all of which was unrestricted), and current maturities of long-term debt of $56,000. Although the Company incurred a net loss of $53,000 from continuing operations, it generated positive cash flow from operating activities of $37,000. The decrease in the cash balance of $591,000, from $1,939,000 at June 30, 2003 to $1,348,000 at June
30, 2004, was a result of the final funding of the $3.0 million minority investment in MetroPCS of $305,000, principal payments on long-term debt of $181,000 and capital expenditures of $196,000, offset by slightly positive cash flows. The Company anticipates that its fiscal 2005 cash commitments will consist of $56,000 of principal debt reduction and approximately $360,000 of capital expenditures. The anticipated decline in cash for fiscal 2005 of approximately $100,000 will be funded out of the Company's cash balances.

         On March 1, 2004, the Company entered into a credit agreement with its bank to refinance $1,690,000 of its long-term debt of $1,813,000. The balance of the refinancing of $123,000 was paid by the Company in cash. The term note bears interest at the bank's prime rate plus .25%, with monthly principal payments of $4,650 beginning April 1, 2004 with a final installment of the remaining principal due on December 1, 2005. The note is secured by a first deed of trust on the Company's property located at 1365 Gravenstein Highway South, Sebastopol, California. As of June 30, 2004, the Company's debt service coverage ratio was
1.43 to 1, which is greater than the required minimum of 1.25 to 1.

         Effective  July  1,  2002,  the  Company  elected  to  account  for all prospective stock options in accordance with SFAS 123, "Accounting for Stock-Based Compensation". As a result, during the first quarter of fiscal 2004 the Company incurred a charge against continuing operations of $34,000 related to the issuance of 24,200 fully vested stock options to the Directors, Officers and specific employees of the Company. In the first quarter of fiscal 2003 the Company incurred a charge against continuing operations of $42,000 related to the issuance of 24,200 fully vested stock options to the Directors, Officers and specific employees of the Company.

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

         The most critical accounting policies were determined to be those related to: valuation of the Company's investment in MetroPCS Communications and the valuation allowances on deferred tax assets.

VALUATION OF INVESTMENT IN METROPCS COMMUNICATIONS

         The investment in MetroPCS Communications is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications , to evaluate the fair value of this investment. This process is based primarily on information disclosed in MetroPCS periodic filings with the Securities and Exchange Commission. It is impracticable for the Company to determine the fair value of the Company's investment in MetroPCS without incurring excessive costs.

         The Company accounts for its investment in MetroPCS under the cost method, which amounted to $3,001,200 and $2,696,000 as of June 30, 2004 and June 30, 2003, respectively. The Company owns approximately 0.857% of the total outstanding shares of MetroPCS' Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis. In its report on Form 10-K for the year ended December 31, 2003, MetroPCS reported on its consolidated balance sheet total assets of $902,494,000, revenues of
$459,482,000, net income of $1,817,000, total stockholder's equity of $84,888,000, and Series D Preferred Stock of $379,401,000. If as a result of its review of information available to the Company regarding MetroPCS, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to "loss on investments" in the consolidated statements of operations.

VALUATION ALLOWANCE ON DEFERRED TAXES

         The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company continues to post losses from its continuing operations. The losses have generated federal tax net operating losses ("NOLs") which have been carried back to offset prior years' taxable income. As of June 30, 2002 the Company carried back all of its remaining allowable NOLs. After the carryback of the June 30, 2002 federal NOL, the Company cannot carry back any more losses to prior years and as a result any losses incurred subsequent to June 30, 2002 will be carried over to offset future taxable income. California does not allow corporations to carry back their NOLs, and corporations can only carry forward a portion of the NOLs to future years to offset net operating profits. Furthermore, state net operating losses will begin to expire in fiscal 2005. As a result, the Company has established a valuation allowance for state deferred tax assets for which future realization is uncertain. At June 30, 2004 and 2003, the Company had recorded, net deferred tax assets of $379,000 and $383,000, respectively.

SUBSEQUENT EVENTS

STOCK OPTIONS

         On July 28, 2004, the Company's Board of Directors granted options under the 2002 Stock Incentive Plan exercisable in the aggregate for 1,700 shares of common stock to the Chief Financial Officer (500), Secretary (500) and two employees (700). All of these common stock options were granted at not less than the fair market value of the common stock on the date of grant, $10.00 per share, and were all fully vested at the time of issuance.

CONSULTING AGREEMENTS

         Effective July 1,2004, the Company and Bugatto Investment Company (of which David Bugatto, a director of the Company, is the President) entered into a consulting agreement that supersedes the agreement dated July 17, 2001, as amended, between the Company and Bugatto Investment Company's principal, David
J. Bugatto. Under the new agreement, Bugatto Investment Company is paid an hourly fee of $225.00 for all services provided, instead of the monthly fee of $2,500. In addition, in the event either of the Company's Sonoma County properties is sold during the term of the agreement, Bugatto Investment Company will be paid a fee of 2% of the gross sales price regardless of whether or not a broker is involved.

         Effective August 1, 2004, the Company entered into a consulting agreement with Thomas Eakin, the Company's Chief Financial Officer. Under this agreement, Thomas Eakin provides financial management and accounting services to the Company at an hourly billing rate of $115.00 per hour, plus expenses.

MINIMUM LEASE INCOME

         The Company has been leasing warehouse space, generating revenues of $1,637,000 in 2004, $1,514,000 in 2003 and $1,447,000 in 2002. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of June 30, 2004, assuming none of the existing leases is renewed or no additional space is leased, the following will be the future minimum lease income (in thousands):

                        YEAR ENDING
                          JUNE 30
               -------------------------------
               2005                                     1,378
               2006                                     1,134
               2007                                       539
               2008                                       232
               2009                                       168
               Thereafter                                 580
                                               ------------------
                        Total                          $4,031
                                               ==================

RELATED PARTY TRANSACTIONS

         David J. Bugatto, director, entered into a consulting agreement with the Company, whereby David Bugatto provides real estate consulting services to the Company for a monthly fee of $2,500. In addition, in the event that either of the Company's Sonoma County properties are sold during the term of the agreement, David Bugatto will be paid a fee of 2.5% of the sales price if no broker commission is involved and 1.25% of the sales price if a broker is involved in the sale. In the event that either property is refinanced during the term of the agreement, David Bugatto will be paid a fee equal to 1% of the amount of the proceeds received by the Company in excess of its current debt. The agreement is effective until the earlier of its termination by either party or December 31, 2003. During fiscal 2004 and 2003, the Company paid David Bugatto $26,000 and $32,000 for real estate consulting services. As of June 30, 2004, the Company owed David Bugatto $2,500. Effective July 1,2004, the Company and Bugatto Investment Company (of which David Bugatto is the President) entered into a consulting agreement that supersedes the agreement dated July 17, 2001, as amended, between the Company and Bugatto Investment Company's principal, David J. Bugatto. Under the new agreement, Bugatto Investment Company is paid an hourly fee of $225.00 for all services provided, instead of the monthly fee of $2,500. In addition, in the event either of the Company's Sonoma County properties is sold during the term of the agreement, Bugatto Investment Company will be paid a fee of 2% of the gross sales price regardless of whether or not a broker is involved.

         Thomas R. Eakin, Chief Financial Officer, entered into a consulting agreement with the Company, whereby Thomas Eakin provides financial management and accounting services to the Company. During fiscal 2004 and 2003, the Company incurred $51,000 and $65,000 for financial management and accounting consulting services provided by Thomas Eakin. As of June 30, 2004, there was a payable to Thomas Eakin of $1,200. The independent consulting agreement terminated on July 31, 2004. The Company entered into a new consulting agreement with Thomas Eakin, effective August 1, 2004. Under the agreement, Thomas Eakin provides financial management and accounting services to the Company at an hourly billing rate of $115.00 per hour, plus expenses.

         Gary L. Hess, director and former President and Chief Executive Officer, entered into an agreement with the Company to sell its remaining
Perma-Pak inventory and equipment. During the fiscal year 2004 the Company incurred $1,500 in commissions under this agreement. These expenses are included under Operating Costs - Related Party. As of June 30, 2004, the Company did not owe Gary Hess any commissions under this agreement. On July 17,2001, the Company entered into a separation agreement in principle, which was thereafter executed, with Gary Hess, replacing his existing employment agreement.

         Pursuant to the separation agreement, Gary Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Gary Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2002. As of June 30, 2004, the Company has paid all of its obligations under this agreement. Pursuant to this separation agreement, the Company also designated Gary Hess for the period beginning July 17, 2001 and ending December 31, 2002, as the Company's exclusive sales representative to sell any and all remaining Perma-Pak finished goods inventory and other Perma-Pak property (inventory and property related to discontinued operations). Under the agreement, Gary Hess was entitled to a commission of 7% on the net purchase price received by the Company up to $250,000 and 50% on the net purchase price above $250,000. As of October 3, 2002, the Company entered into an agreement to sell all of the remaining Perma-Pak finished goods inventory and other Perma-Pak property. As of June 30, 2004, the Company has received $228,000 of the $240,000 total purchase price. The Company has paid commissions to Gary Hess of $60,829 pursuant to this sale and $69,673 in total pursuant to this agreement. Upon receipt of the balance of the total purchase price of $12,000, the Company will owe a commission to Gary Hess of $6,000.

         As part of the separation agreement, Gary Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Gary Hess elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. Gary Hess elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period (January 31, 2004). On January 23, 2004, Gary Hess elected to exercise his option to purchase the remaining 9,474 shares. As part of the separation agreement the Company agreed to loan Gary Hess up to $447,370 to allow Gary Hess to exercise the aforementioned options. Gary Hess elected to borrow $400,000 to exercise 80,000 stock options at $5 per share. The note dated January 28, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The note receivable is shown under the Shareholders' Equity section of the balance sheet as Stock Subscription Receivable - Related Party. The interest receivable on this note is included under Interest Receivable - Related Party, on the balance sheet. The Note was payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9,474 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22,501. As of August 3, 2004, the Company received payment in full of the note, including accrued interest.

         Roger S. Mertz, Chairman of the Board, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm serves as the Company's general counsel. During 2004, 2003, and 2002, the Company incurred $323,000, $204,000 and $186,000 respectively, for legal services provided by Allen Matkins. As of June 30, 2004, the Company owed Allen Matkins $19,000.

         Craig   Stapleton,   a  former  director  and  the  Company's   largest
shareholder is a member of the Board of Directors of MetroPCS Communications.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Consolidated Financial Statements and Consolidated Financial
Statement Schedule


Report of Independent Registered Public Accounting Firm..................    F-1


Consolidated Balance Sheets at June 30, 2004 and 2003....................    F-3

Consolidated Statements of Operations for the years ended June 30, 2004,
2003 and 2002............................................................    F-4

Consolidated Statements of Changes in Shareholders' Equity for the years
ended June 30, 2004, 2003 and 2002.......................................    F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2004,
2003 and 2002............................................................    F-6

Notes to Consolidated Financial Statements...............................    F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
SonomaWest Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of SonomaWest Holdings, Inc. (a California corporation) and Subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. and Subsidiary as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule III for each of the three years in the period ended June 30, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

The accompanying consolidated financial statements for the years ended June 30, 2003 and 2002 have been adjusted to reflect the accounting change discussed in
Note 2.



GRANT THORNTON LLP

San Francisco, California,
July 25, 2004

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)


ASSETS                                                       2004         2003
                                                           -------      -------
CURRENT ASSETS:
   Cash                                                    $ 1,348      $ 1,939
   Accounts receivable                                         131          136
   Other receivables                                            33           12
   Interest receivable - Related party                           3            3
   Prepaid expenses and other assets                           135          145
   Current deferred income taxes, net                           77          124
                                                           -------      -------
                Total current assets                         1,727        2,359
                                                           -------      -------
RENTAL PROPERTY, net                                         1,698        1,731
                                                           -------      -------
INVESTMENT, at cost                                          3,001        2,696
                                                           -------      -------
DEFERRED INCOME TAXES                                          417          259
                                                           -------      -------
PREPAID COMMISSIONS AND OTHER ASSETS                           163           81
                                                           -------      -------
                Total assets                               $ 7,006      $ 7,126
                                                           =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                    $    56      $ 1,857
   Accounts payable                                            127          108
   Accrued payroll and related liabilities                      33          104
   Accrued expenses                                            241          271
   Unearned rents and deposits                                 287          287
                                                           -------      -------
                Total current liabilities                      744        2,627
                                                           -------      -------
LONG-TERM DEBT, net of current maturities                    1,620           --
                                                           -------      -------
OTHER LONG-TERM LIABILITIES                                    131          131
                                                           -------      -------
                Total liabilities                            2,495        2,758
                                                           -------      -------
SHAREHOLDERS' EQUITY:
   Preferred stock:  2,500 shares authorized;
     no shares outstanding                                      --           --
   Common stock:  5,000 shares authorized, no par
     value; 1,114 and 1,105 shares outstanding at
     June 30 2004 and 2003, respectively                     2,756        2,675
   Stock subscription receivable - Related Party              (400)        (400)
   Retained earnings                                         2,155        2,093
                                                           -------      -------
                Total shareholders' equity                   4,511        4,368
                                                           -------      -------
                Total liabilities and
                   shareholders' equity                    $ 7,006      $ 7,126
                                                           =======      =======


 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003, AND 2002
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               2004       2003           2002
                                                       AS ADJUSTED   AS ADJUSTED
                                             -------   -----------   -----------

RENTAL REVENUE                               $ 1,637     $ 1,514       $ 1,447

TENANT REIMBURSEMENTS                            413         327           217
                                             -------     -------       -------

TOTAL  REVENUE                               $ 2,050     $ 1,841       $ 1,664
                                             -------     -------       -------


OPERATING COSTS                                1,659       1,837         1,668

OPERATING COSTS - RELATED PARTY EXPENSES         401         241           614
                                             -------     -------       -------

TOTAL OPERATING COSTS                          2,060       2,078         2,282
                                             -------     -------       -------

OPERATING LOSS                                   (10)       (237)         (618)

INTEREST INCOME                                   25          46           102

INTEREST EXPENSE                                 (60)       (106)         (203)

OTHER INCOME AND EXPENSE                          (4)         (4)            3
                                             -------     -------       -------

LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                  (49)       (301)          (716)

INCOME TAX BENEFIT                              (111)        (99)          (205)
                                             -------     -------        -------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS      62        (202)          (511)
                                             -------     -------        -------


INCOME FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                            --         177             37

DISCONTINUED OPERATIONS  - RELATED PARTY
   EXPENSES, NET OF INCOME TAXES                  --         (50)           (21)
                                             -------     -------        -------

INCOME FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                            --         127             16
                                             -------     -------        -------

NET INCOME (LOSS)                            $    62     $   (75)       $  (495)
                                             =======     =======        =======

WEIGHTED AVERAGE COMMON SHARES
   AND EQUIVALENTS:
   Basic                                       1,109       1,105          1,052
   Diluted                                     1,128       1,105          1,052

EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations:
      Basic                                  $  0.06     $ (0.18)       $ (0.49)
      Diluted                                $  0.05     $ (0.18)       $ (0.49)
   Discontinued operations:
      Basic                                  $    --     $  0.11        $  0.02
      Diluted                                $    --     $  0.11        $  0.02
   Net income (loss):
      Basic                                  $  0.06     $ (0.07)       $ (0.47)
      Diluted                                $  0.05     $ (0.07)       $ (0.47)

 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2004, 2003, AND 2002
                             (AMOUNTS IN THOUSANDS)

                                       COMMON STOCK
                                 ------------------------
                                                                STOCK                           TOTAL
                                   NUMBER                   SUBSCRIPTIONS      RETAINED      SHAREHOLDERS'
                                 OF SHARES      AMOUNT        RECEIVABLE       EARNINGS         EQUITY
                                 ----------   -----------   -------------    ------------  ---------------
BALANCE, JUNE 30, 2001             1,024        $ 2,187        $    --         $ 2,661         $ 4,848

Net loss                              --             --             --            (495)           (495)
Tender offer reimbursement            --              1             --               2               3
Exercise of stock options             80            400           (400)             --              --
Non-cash stock compensation           --             40             --              --              40
Issuance of common stock               1              5             --              --               5
                                   -----        -------        -------         -------         -------

BALANCE, JUNE 30, 2002             1,105        $ 2,633        $  (400)        $ 2,168         $ 4,401

Net loss                              --             --             --             (75)            (75)
Non-cash stock compensation           --             42             --              --              42
                                   -----        -------        -------         -------         -------

BALANCE, JUNE 30, 2003             1,105        $ 2,675        $  (400)        $ 2,093         $ 4,368

Net income                            --             --             --              62              62
Non-cash stock compensation           --             34             --              --              34
Exercise of stock options              9             47             --              --              47
                                   -----        -------        -------         -------         -------

BALANCE, JUNE 30, 2004             1,114        $ 2,756        $  (400)        $ 2,155         $ 4,511
                                   =====        =======        =======         =======         =======


 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003, AND 2002
                             (AMOUNTS IN THOUSANDS)

                                                                             2004           2003           2002
                                                                          ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $       62     $      (75)    $     (495)
                                                                          ----------     ----------     ----------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Loss on the disposition of fixed assets                                    24              7             --
       Income from discontinued operations, net                                   --           (127)           (16)
       Non-cash stock compensation charge                                         34             42             40
       Depreciation and amortization expense                                     198            293            383
       Changes in assets and liabilities:
         Accounts receivable, net                                                  5            (18)           (21)
         Other receivables                                                       (21)             5            101
         Interest receivable - Related party                                      --             --              3
         Prepaid income taxes                                                     --             75            212
         Prepaid expenses and other assets                                        10            (24)             8
         Deferred income taxes                                                  (111)           (17)          (148)
         Prepaid commissions and other assets                                    (82)             1            (82)
         Accounts payable and accrued expenses                                   (11)            73             56
         Accrued payroll and related liabilities                                 (71)          (149)           201
         Unearned rents and deposits                                              --              5            106
         Other long-term liabilities                                              --             --             31
                                                                          ----------     ----------     ----------
                                                                                 (25)           166            874
                                                                          ----------     ----------     ----------
                Net cash provided by continuing operations                        37             91            379
                                                                          ----------     ----------     ----------
                Net cash (used in) provided by discontinued operations            --            (53)            35
                                                                          ----------     ----------     ----------
                Net cash provided by operating activities                         37             38            414
                                                                          ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                              7             --             --
   Capital expenditures                                                         (196)          (114)          (129)
   Investment in MetroPCS                                                       (305)        (1,294)          (803)
                                                                          ----------     ----------     ----------
                Net cash used in investing activities                           (494)        (1,408)          (932)
                                                                          ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt refinancing                                              1,690
   Repayment of debt                                                          (1,813)
   Principal payments of long-term debt                                          (58)           (60)           (57)
   Stock repurchase                                                               --             --              3
   Exercise of common stock options                                               47             --              5
                                                                          ----------     ----------     ----------
                Net cash used for financing activities                          (134)           (60)           (49)
                                                                          ----------     ----------     ----------
NET DECREASE IN CASH                                                            (591)        (1,430)          (567)
CASH AT BEGINNING OF YEAR (of which $600 was restricted in 2002)               1,939          3,369          3,936
                                                                          ----------     ----------     ----------
CASH AT END OF YEAR (of which $600 was restricted in 2002)                $    1,348     $    1,939     $    3,369
                                                                          ==========     ==========     ==========


 The accompanying notes are an integral part of these consolidated statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        SonomaWest Holdings, Inc., formerly Vacu-dry Company, ("SonomaWest" or the "Company") was incorporated in 1946 and currently operates as a real estate management and rental company with an investment in MetroPCS Communications, Inc., a public reporting telecommunications company. The Company's rental operations include industrial/agricultural property, some of which was formerly used by the Company in its discontinued businesses. This commercial property is now being rented to third parties. Prior to June 30, 2000 the Company operated in three business segments: organic packaged goods, real estate, and ingredients. In July 1999, the Company consummated an asset purchase agreement to sell the majority of its ingredients business. In the third quarter of fiscal 2000, the Company discontinued its organic packaged goods business, operated through a subsidiary, Made In Nature Company, Inc. (MINCO), and has sold the assets related to this segment.

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

SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION



                                              2004          2003          2002
                                            --------      --------      --------

Cash paid for:
   Interest                                 $    102      $    140      $    145
                                            ========      ========      ========

   Income taxes                             $      1      $      1      $      2
                                            ========      ========      ========

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

             Buildings and improvements                5 to 45 years
             Machinery and office equipment            3 to 15 years

Rental property consists of the following as of June 30:

                                                       2004           2003
                                                    ----------     ----------

        Land                                        $      231     $      231
        Buildings, machinery and improvements            6,907          6,652
        Office equipment and autos                          90            144
        Construction in progress                            33            110
                                                    ----------     ----------

                 Total rental property                   7,261          7,137

        Accumulated depreciation                        (5,563)        (5,406)
                                                    ----------     ----------

                 Net rental property                $    1,698     $    1,731
                                                    ==========     ==========

         Improvements that extend the life of the asset are capitalized; other maintenance and repairs are expensed. The cost of maintenance and repairs was $30 in 2004, $89 in 2003, and $63 in 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews long-lived assets whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values.

INVESTMENT

         The investment in MetroPCS Communications is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on information disclosed in MetroPCS Communications' periodic filings with the Securities and Exchange Commission. It is impracticable for the Company to determine the fair value of the Company's investment in MetroPCS without incurring excessive costs.

         The Company accounts for its investment in MetroPCS Communications under the cost method, which amounted to $3,001,200 and $2,696,000 as of June 30, 2004 and June 30, 2003, respectively. The Company owns approximately 0.857% of the total outstanding shares of MetroPCS Communications' Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis. In its report on Form 10-K for the year ended December 31, 2003, MetroPCS Communications reported on its consolidated balance sheet total assets of $902,494,000, revenues of $459,482,000, net income of $1,817,000, total stockholder's equity of $84,888,000, and stockholders' equity attributable to the Series D Preferred Stock of $379,401,000. If as a result of its review of information available to the Company regarding MetroPCS Communications , the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to "loss on investments" on the consolidated statements of operations.

         On March 23, 2004 MetroPCS filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. On July 28, 2004 MetroPCS announced that it had determined not to proceed at that time with the planned initial public offering of common stock pending a review of certain accounting issues that had come to its attention relating to its previously disclosed financial statements. On August 12, 2004 MetroPCS formally withdrew the registration. There is no certainty about when, or if at all MetroPCS will be able to complete a public offering of its securities or that the Company will be able to achieve liquidity for its investment.

PREPAID COMMISSIONS

         The Company capitalizes rental commissions paid to real estate brokers and amortizes these commissions over the term of the lease.

EARNINGS PER SHARE CALCULATION

         Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the sum of the weighted average number of shares outstanding plus the dilutive potential common shares. The dilutive effect of stock options is computed using the treasury stock method. Dilutive securities are excluded from the diluted net earnings (loss) per share computation if their effect is anti-dilutive. During 2004, 2003 and 2002, 0, 51 and 2 stock options were excluded from diluted shares used in the computation of diluted earnings per share from discontinued operations as their effect was anti-dilutive. During 2004, 2003 and 2002, 0, 76 and 52 stock options were excluded from the diluted loss per share from continuing operations as their effect was anti-dilutive.

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

REVENUE RECOGNITION

         Revenue is recognized on a monthly basis, based upon the dollar amount specified in the related lease. The Company requires that all tenants be covered by a lease. The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee's sales or any other financial performance levels. Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues.

MINIMUM LEASE INCOME

         The Company leases warehouse space that generated revenues of $1,637,000 in 2004, $1,514,000 in 2003 and $1,447,000 in 2002. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of June 30, 2004, assuming none of the existing leases is renewed or no additional space is leased, the following is the future minimum lease income (in thousands):

                        YEAR ENDING
                          JUNE 30
               -------------------------------
               2005                                     1,378
               2006                                     1,134
               2007                                       539
               2008                                       232
               2009                                       168
               Thereafter                                 580
                                               ------------------
                        Total                          $4,031
                                               ==================

ALLOWANCES FOR DOUBTFUL ACCOUNTS

         The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. As of June 30, 2004, no allowances for outstanding receivables were considered necessary. The Company performs a credit review process on all prospective tenants. The extent of the credit review is dependant on the dollar value of the lease.

CONCENTRATION OF CREDIT RISK

         Benziger Family Winery accounted for 18%, 19% and 21% of rental revenues for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. In addition, Benziger Family Winery accounted for and 23% and 24% of the accounts receivable balance as of the fiscal years ended June 30, 2004 and 2003, respectively. The loss of Benziger Family Winery as a tenant would have a material adverse effect on the operating results of the real estate operations.

GEOGRAPHIC CONCENTRATION

          The Company's rental revenues come from two properties located in Northern California and more particularly Sonoma County. Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties. These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics and property damage resulting from seismic activity. The geographical concentration of our properties may expose us to greater economic risks than if we owned properties in several geographic regions. Any adverse economic or real estate developments in the Sonoma County region could adversely impact our financial condition, results from operations, cash flows, quoted per share trading price of our common stock and ability to satisfy our debt service obligations. The economic environment in Sonoma County has improved since last year. In a recent report prepared for the Sonoma County Economic Development Board by Economy.com, Inc., dated May 2004, they state "Sonoma County's economy is past its worst point of the business cycle and will begin to improve in coming months." "A clear path to recovery is not evident yet, but the local economy is beginning to get back on its feet. " As part of this economic recovery, we anticipate the commercial, industrial and office markets in Sonoma County will also experience positive effects from this recovery. Obtaining new tenants for our properties generally requires taking tenants from competitor properties. There is no assurance that the market will significantly improve in the near future.

STOCK-BASED COMPENSATION

         Effective July 1, 2002, the Company has elected to account for all prospective stock options in accordance with SFAS 123, "Accounting for
Stock-Based Compensation", and as permitted by SFAS 148. As a result, during fiscal 2004 and 2003, the Company incurred charges included in continuing operations of $34 and $42 related to the issuance of 24 and 24 fully vested stock options to the directors, officers and certain employees of the Company, respectively. No additional stock options had been granted as of June 30, 2004.

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

         Had compensation cost for the stock options granted prior to July 1, 2002 been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the net loss would have been increased to the pro forma amounts indicated below:

                                                   FOR THE YEAR ENDED JUNE 30,
                                                 2004        2003          2002

Net Income (Loss), as reported                    $62        $(75)        $(495)

Add back: Actual Stock Compensation
  Expense--Net of taxes                           $20         $25           $28

Less: Proforma Stock Compensation
  Change--Net of taxes                           $(24)       $(30)         $(73)

Pro-forma Net Income (Loss)                       $58        $(80)        $(540)

Earnings (Loss) Per Share:

       Basic and diluted- as reported           $0.05      $(0.07)       $(0.47)

       Basic and diluted- pro-forma             $0.05      $(0.07)       $(0.51)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2004, 2003 and 2002 grants, respectively: weighted average risk-free interest rates of 3.08, 3.54 and 4.78 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 24, 23.8 and 25.8 percent.

         For options granted during the fiscal years ended June 30,2004, 2003 and 2002, the weighted average fair value as of the grant date was $2.13, $1.95, and 1.39 respectively.

USE OF ESTIMATES

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require management to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

DERIVATIVES

         The Company had a variable rate borrowing tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company entered into an interest rate swap contract. The swap contract terminated on December 1, 2003. Under the terms of the swap contract, the Company exchanged monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100. The notional amount was amortized monthly based on the Company's principal payments. The interest rate contract had a five-year term that coincided with the term of the borrowing, both of which began on December 1, 1998 and end on December 1, 2003. In accordance with Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") the Company reports all changes in fair value of its swap contract in earnings. The Company did not designate this swap as a formal hedge. As of the termination of this swap contract on December 1, 2003, the Company wrote-off the remaining value of this swap contract of $37. This amount was included as a reduction of interest expense.

RECLASSIFICATIONS

        Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the current year presentation adopted for fiscal 2004 and as required with respect to discontinued operations.

2.      REVISION OF PREVIOUSLY REPORTED AMOUNTS

        During the third quarter of fiscal 2004, the Company concluded that tenant reimbursements are more appropriately classified as a separate line item of revenue rather than as a reduction of operating costs. Accordingly, the accompanying statements of operations for the year ended June 30, 2004 reflect tenant reimbursements as a separate line item of revenue. Comparative statements of operations for the years ended June 30, 2002 and 2003 have been reclassified to reflect the current period presentation. The revenue and operating cost reclassifications below reflect an increase in revenue and a corresponding increase in operating costs in the amounts of $217, and $327 for the years ended June 30, 2002 and 2003, respectively. The reclassifications have no impact on previously reported operating income (loss), net loss or net loss per share amounts.

The results of the  reclassifications  are as follows:  Statement of  Operations
Data:

                                        Year ended June 30, 2002

                        As originally reported   Reclassifications   As Adjusted

Tenant Reimbursements                   $   --                $217          $217
Total Revenues                          $1,447                $217        $1,664
Operating Costs                         $2,065                $217        $2,282



                                        Year ended June 30, 2003

                        As originally reported   Reclassifications   As Adjusted

Tenant Reimbursements                   $   --                $327          $327
Total Revenues                          $1,514                $327        $1,841
Operating Costs                         $1,751                $327        $2,078

The Company has no tenant related reimbursements that are not part of tenant lease agreements.

3.      LONG-TERM DEBT:

Long-term debt consists of the following:

                                                          2004          2003
                                                       ----------    ----------

Note payable: term loan due December 1, 2005,
   fluctuating interest rate equal to the banks
   prime rate plus .25%, principal payments of
   $5 due monthly, secured by real property                 1,676            --

Note payable: five-year note, interest
   effectively fixed at 7.35 percent, interest
   and principal due monthly, maturing in
   December 2003, secured by real property
                                                                          1,857
                                                       ----------    ----------

Less:  Current maturities                                     (56)       (1,857)
                                                       ----------    ----------

                   Long-term debt                      $    1,620    $        0
                                                       ==========    ==========

         On March 1, 2004, the Company entered into a credit agreement with its bank to loan the Company $1,690, the proceeds of which were used to refinance the balance outstanding to the bank as of February 28, 2004 of $1,813, on the $2.1 million promissory note dated November 17, 1988. The balance of the refinancing of $123, was paid by the Company in cash. The term note bears interest at the bank's prime rate plus .25%, with monthly principal payments of $4.6 beginning April 1, 2004 with a final installment of the remaining principal due on December 1, 2005. The note is secured by a first deed of trust on the Company's property located at 1365 Gravenstein Highway South, Sebastopol, CA. As of June 30, 2004, the Company's debt service coverage ratio was 1.43 to 1, which is greater than the required minimum of 1.25 to 1.

        Prior to entering into the new credit agreement with the Company's bank on March 1, 2004, the Company had a lending agreement with its bank that contained certain covenants and conditions. This agreement had been amended over time, the last of which was on August 15, 2001, whereby the bank agreed to modify the financial covenant to provide that the Company, at the end of each fiscal year, maintain a debt service coverage ratio of at least 1.05 to 1. It required that until such time as this ratio reaches 1.25 to 1, the Company was required to maintain restricted, unencumbered cash or marketable securities of at least $600. Furthermore, the terms of the loan restrict the Company from incurring any additional indebtedness during the term of the loan. The new addendum required that in addition to the lien on the Real Property (South Property only) it granted the bank a lien on a Money Market account, in the amount of $90. As of June 30, 2003, the Company achieved the debt service coverage ratio of 1.25 to 1 and as a result the $600 of cash or marketable securities and the lien on the Money Market account were no longer required.

4.      PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES:

        At June 30, 2004 the Company reversed the 100% valuation allowance that had been maintained against its deferred tax assets since the fiscal year ended June 30, 2001. As a result, the Company recorded a reversal of valuation allowance in the amount of $115, resulting in a total income tax benefit of $111 for year ended June 30, 2004. For the years ended June 30, 2004, 2003, and 2002, the provision or benefit from income taxes consisted of the following:


                                             2004          2003          2002
                                           --------      --------      --------
Current:
     Federal                               $     --      $     --      $    (75)
     State                                       --            --            --
Deferred:
     Federal                                      5           (17)         (153)
     State                                     (116)            2            29
                                           --------      --------      --------
Provision (Benefit)                        $   (111)     $    (15)     $   (199)
                                           ========      ========      ========


The components of the provision (benefit) related to continuing operations and discontinued operations are as follows:

                                             2004          2003          2002
                                           --------      --------      --------
Continuing operations                      $   (111)     $    (99)     $   (205)
                                           --------      --------      --------
Discontinued operations                          --            84             6
                                           --------      --------      --------
     Provision  (Benefit)                  $   (111)     $    (15)     $   (199)
                                           ========      ========      ========

A reconciliation of the federal statutory rate to the tax provision for the years ended June 30 follows:


                                             2004          2003          2002

                                               %             %             %
                                           --------      --------      --------
Benefit at federal statutory rate                34%           34%          34%
State taxes, less federal tax benefit             2%            2%           6%
Valuation allowance on deferred state tax     (236%)         (18%)         (9%)
Tax credits and other                          (27)%          (1%)         (2%)
                                           --------      --------      --------
         Total Provision (Benefit)            (227)%           17%          29%
                                           ========      ========      ========

Deferred tax assets and liabilities consisted of the following:


                                                      2004         2003
                                                    --------     --------
         Deferred tax assets:
              Employee benefit accruals             $      6     $     34
              Accrued liabilities and reserves            10           16
              Depreciation                               140          130
              Interest rate swap                          --           15
              Net operating losses                       276          211
              Other                                       95           94
                                                    --------     --------
                  Total deferred tax assets              527          500
                                                    --------     --------
         Deferred tax liabilities:
              Property taxes                             (34)         (34)
                                                    --------     --------
                  Total deferred tax liabilities         (34)         (34)
                                                    --------     --------
         Valuation allowance                              --          (83)
                                                    --------     --------
                                                    $    493     $    383
                                                    ========     ========

         As of June 30,2004 the Company had federal net operating loss carry forwards ("NOLs") totaling approximately $666 that expire at various times through 2024. For state purposes, the Company had net operating loss carry forwards totaling approximately $858, which expire at various times through 2009.

         The majority of the NOLs originated primarily from taxable losses incurred subsequent to the Company's sale of its apple processing business. Though the Company has reported taxable losses in recent years, the pending initial public offering of MetroPCS is expected to result in significant realized investment gains as the Company plans to sell a portion of it's investment upon completion of the MetroPCS initial public offering. Consequently, management believes that it is more likely than not that the Company will generate sufficient taxable income in the foreseeable future, to utilize all of its deferred tax assets.

5.      STOCK APPRECIATION RIGHTS PLAN:

        In fiscal 2002,  the Company  terminated its stock  appreciation  rights
(SAR) plan. In prior years, key employees were granted rights entitling them to market price increases in the Company's stock. As of June 30, 2001, 100 SARs were authorized. The Company has not granted SARs since 1995, and all employees holding SARs were among those terminated during fiscal 2000 in connection with the discontinuation of the ingredients segment. As a result, all remaining SARs were canceled during fiscal 2000. In 2002 there was no charge against earnings as a result of the SAR plan.

6.      EMPLOYEE STOCK PURCHASE PLAN:

        In fiscal 2002, the Company terminated its Employee Stock Purchase Plan. Prior to termination, the Plan enabled substantially all employees to purchase a specified number of shares of the Company's common stock at 85 percent of the market value on the first or last business day of the quarterly offering period, whichever is lower. A maximum of 100 shares were authorized for issuance over the ten-year term of the plan that began on January 1, 1994. The following shares were issued under the terms of the plan during the five fiscal years ending June 30:

          Shares Issued       Average Price Per Share
          -------------       -----------------------
2004           -0-                    $-0-
2003           -0-                    $-0-
2002            1                     $6.00

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

         On July 30, 2003, the Company's Board of Directors granted options under the 2002 Plan exercisable in the aggregate for 22.5 shares of common stock to the following Directors: Roger S. Mertz - 7.5, David J. Bugatto - 5.0, Gary
L. Hess - 5.0, Fredric Selinger - 5.0. In addition to the Directors, the Board of Directors also granted options under the 2002 Plan exercisable in the aggregate for 1.7 shares of common stock to other officers and employees. All of these common stock options were granted at the market price on the date of grant of $5.05 per share.

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

         A summary of the status of the Company's stock option plan at June 30, 2004, 2003 and 2002 with changes during the years ended are presented in the table below:
                                            OPTIONS             WEIGHTED AVERAGE
                                                                 EXERCISE PRICE
Balance, June 30, 2001                        108                      $5.06
       Granted                                 25                       7.48
       Cancelled                               (1)                     (5.28)
       Exercised                              (80)                     (5.00)
Balance, June 30, 2002                         52                      $6.31
       Granted                                 24                       7.20
       Cancelled                                0                       -
       Exercised                                0                       -
Balance, June 30, 2003                         76                    $  6.59
     Granted                                   24                       5.05
     Cancelled                                  0                       -
     Exercised                                 (9)                   ($ 5.00)
                                    --------------------------------------------
Balance, June 30, 2004                         91                    $  6.35
                                    ============================================

Options outstanding, exercisable, and vested by price range at June 30, 2004, are as follows:

                                                                           WEIGHTED AVERAGE       WEIGHTED AVERAGE
                                                   OPTIONS VESTED AND          REMAINING            FAIR VALUE OF
                           OPTIONS OUTSTANDING       EXERCISABLE AT        CONTRACTUAL LIFE      OPTIONS GRANTED, AT
     EXERCISE PRICE         AT JUNE 30, 2004         JUNE 30, 2004              (YEARS)              GRANT DATE
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
 $      5.00                        15                     15                       5.8              $     1.98
 $      5.05                        24                     24                       9.1                    1.39
 $      5.28                         1                      1                       5.7                    2.10
 $      7.20                        24                     24                       8.1                    1.95
 $      7.48                        25                     25                       7.0                    2.13
 $      8.00                         2                      2                       4.8                    4.24
                          ----------------------------------------------                        ----------------------
                                    91                     91                                        $     1.91
                          ==============================================                        ======================

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2004, 2003 and 2002 grants, respectively: weighted average risk-free interest rates of 3.08, 3.60 and 4.78 percent; expected dividend yield of 0 percent; expected life of five years for the Plan options; and expected volatility of 24, 22 and 25.83 percent.

         Pursuant to his separation agreement (see Note 10), the Company's former President and Chief Executive Officer, Gary L. Hess, was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Gary Hess elected to exercise his option to purchase 80 shares of his total outstanding options of 89 shares. Gary Hess elected to extend the termination date on his option to purchase the remaining 9 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Gary Hess up to $447 to allow Gary Hess to exercise the aforementioned options. Gary Hess elected to borrow $400 to exercise 80 stock options at $.005 per share. The note dated January 28, 2002 in the amount of $400 bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note was payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2002 of $22. As of August 3, 2004 the Company received payment in full of the note, including accrued interest.

8.       COMMITMENT AND CONTINGENCIES:

         The Company leased office space under an operating lease that expired in December 2003. The space had been sublet through the term of the lease at approximately the Company's lease rate. For the year ended June 30, 2004, minimum rental payments exceeded sublease receipts by $(3).

         Rental expense under operating leases was $68 in 2004, $85 in 2003 and $183 in 2002. Related sub-lease income was $71, $189, and $184 in 2004, 2003 and 2002 respectively.

         As of June 30, 2004, the Company has completely funded its $3 million minority investment in the Series D Preferred Stock of MetroPCS Communications, Inc., a public reporting telecommunications company. The Company accounts for its investment in MetroPCS Communications under the cost method. The Company owns approximately 0.857% of the total outstanding shares of Series D Preferred Stock and approximately 0.33% of the total outstanding capital stock on an as-converted basis.

LITIGATION

        From time to time, the Company is a party to lawsuits and claims arising out of the normal course of business. As of June 30, 2004, the Company was not a party to any legal proceedings.

9.      RETIREMENT PLANS:

     In fiscal 2002, the Company terminated its contributory retirement savings and profit sharing plan. The Plan called for Company contributions of one and one-half times the first 3 percent of employee contributions to the retirement savings plan. Profit-sharing contributions were derived using a specific formula based upon the Company's earnings. The Company did not make contributions to the retirement savings and profit sharing plan in 2002.

10.     RELATED-PARTY TRANSACTIONS:

     David J. Bugatto, director, entered into a consulting agreement with the Company, whereby David Bugatto provides real estate consulting services to the Company for a monthly fee of $2.5. In addition, in the event that either of the Company's Sonoma County properties are sold during the term of the agreement, David Bugatto will be paid a fee of 2.5% of the sales price if no broker commission is involved and 1.25% of the sales price if a broker is involved in the sale. In the event that either property is refinanced during the term of the agreement, David Bugatto will be paid a fee equal to 1% of the amount of the proceeds received by the Company in excess of its current debt. The agreement is effective until the earlier of its termination by either party or December 31, 2003. During fiscal 2004 and 2003, the Company paid David Bugatto $26 and $32, for real estate consulting services. As of June 30, 2004, the Company owed David Bugatto $3. Effective July 1,2004, the Company and Bugatto Investment Company (of which David Bugatto is the President) entered into a consulting agreement that supercedes the agreement dated July 17, 2001, as amended, between the Company and Bugatto Investment Company's principal, David J. Bugatto. Under the new agreement, Bugatto Investment Company is paid an hourly fee of $225.00 for all services provided, instead of the monthly fee of $2.5. In addition, in the event either of the Company's Sonoma County properties is sold during the term of the agreement, Bugatto Investment Company will be paid a fee of 2% of the gross sales price regardless of whether or not a broker is involved.

     Thomas R. Eakin, CFO, entered into a consulting agreement with the Company, whereby Thomas Eakin provides financial management and accounting services to the Company. During fiscal 2004 and 2003, the Company incurred $51 and $65, for financial management and accounting consulting services provided by Thomas Eakin. As of June 30, 2004, there was a payable to Thomas Eakin of $1. The independent consulting agreement terminated on July 31, 2004. The Company entered into a new consulting agreement with Thomas Eakin, effective August 1, 2004. Under the agreement, Thomas Eakin provides financial management and accounting services to the Company at an hourly billing rate of $115.00 per hour, plus expenses.

     Gary L. Hess, director, entered into an agreement with the Company to sell its Perma-Pak inventory and equipment. During fiscal 2004, the Company incurred $2 in commissions under this agreement. As of June 30, 2004, there was $0 payable to Gary Hess. On July 17,2001, the Company entered into a separation agreement in principle, which was thereafter executed, with its President and Chief Executive Officer, a current board member, Gary L. Hess, replacing Gary Hess' existing employment agreement. Pursuant to the separation agreement, Gary Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Gary Hess in the amount of $12.5 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company's obligation under this agreement of $362.5 was recorded in operating expenses in the first quarter of fiscal 2002. As part of the separation agreement, Gary Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Gary Hess elected to exercise his option to purchase 80 shares of his total outstanding options of 89 shares. Gary Hess elected to extend the termination date on his option to purchase the remaining 9 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Gary Hess up to $447 to allow Gary Hess to exercise the aforementioned options. Gary Hess elected to borrow $400 to exercise 80 stock options at $5.00 per share. The note dated January 28, 2002 in the amount of $400 bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note was payable in full on August 1, 2004. The Note is full recourse and specifically secured by the stock certificates and evidenced in the form of a loan and security agreement. As a result of the extension of the option to purchase the remaining 9 shares, the Company incurred a non-cash stock compensation charge in the third quarter ended March 31, 2003 of $43. As of August 3, 2004 the Company received payment in full of the note, including accrued interest.

     Roger S. Mertz, Chairman of the Board, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm serves as the Company's general counsel. During 2004, 2003, and 2002, the Company incurred $323, $204 and $186 respectively, for legal services provided by Allen Matkins. As of June 30, 2004, the Company owed Allen Matkins $19.

     Craig Stapleton, a former director and the Company's largest shareholder is a member of the Board of Directors of MetroPCS Communications.

11.      SELECTED QUARTERLY FINANCIAL DATA  (UNAUDITED)


                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Quarter Ended                           9/30/02     12/31/02    3/31/03     6/30/03     9/30/03     12/31/03    3/31/04      6/30/04
                                        As          As          As          As          As          As
                                        Adjusted    Adjusted    Adjusted    Adjusted    Adjusted    Adjusted
                                        --------------------------------------------------------------------------------------------
Total revenue                             $469        $454        $450        $468        $542        $500         $447       $561

Operating profit (loss)                  $(82)      $(222)         $22         $45       $(46)          $4        $(76)       $108

Net  income  (loss) from continuing      $(96)      $(163)          $7         $50       $(47)       $(16)        $(48)       $173
operations

Income (loss) from discontinued           $43         $77          $(4)        $11         --          --           --          --
operations, Net of income taxes

Net income (loss)                        $(53)       $(86)          $3         $61       $(47)       $(16)        $(48)       $173

Earnings (loss) per share:

  Continuing operations                 $(.09)      $(.15)        $.01        $.05      $(.04)      $(.01)       $(.04)       $.16

  Discontinued operations                 $.04        $.07        $.00        $.01          --          --           --         --

  Net income (loss)                     $(.05)      $(.08)        $.00        $.06      $(.04)      $(.01)       $(.04)       $.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chairman of the Board and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         The Company's management, including the Chairman of the Board and Chief Financial Officer, do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The information regarding directors and executive officers appearing under the heading "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement relating to our 2004 Annual Meeting of Stockholders to be held on October 27, 2004 (the "2004 Proxy Statement") is incorporated into this item by reference.

         The Company has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors. A copy of the code of ethics attached as an exhibit to this Report.

         The names of the executive officers and directors of the Company and their ages, titles, and biographies as of the date hereof are set forth below:

ROGER S. MERTZ; AGE 60; CHAIRMAN OF THE BOARD.

          Mr. Mertz was appointed Chairman of the Board on October 31, 2001. Mr. Mertz is an attorney-at-law. He is a partner of the California law firm of Allen Matkins Leck Gamble & Mallory LLP. Prior to October 1999, Mr. Mertz was a partner of the San Francisco, California law firm of Severson & Werson.

THOMAS R. EAKIN; AGE 50; CHIEF FINANCIAL OFFICER.

          Mr. Eakin has served as the Company's Chief Financial Officer since October 31, 2001 and also served in such capacity from March 1987 to April 1999. Mr. Eakin served as the Company's Controller from December 1983 to February 1987. Since July 2000, Mr. Eakin has also owned, managed and served as a consultant for Eakin Consulting. From April 1999 to June 2000, Mr. Eakin served as Chief Financial Officer for Associated Vintage Group, a custom wine producer in Graton, California.

DAVID J. BUGATTO; 40; DIRECTOR.

          Mr. Bugatto is President and Chief Executive Officer of Alleghany Properties, Inc. ("API") and Sacramento Properties Holdings Inc. ("SPHI") (real estate investments), which are subsidiaries of Alleghany Corporation, a publicly traded corporation on the NYSE. Mr. Bugatto is also a Director of both API and SPHI.

GARY L. HESS; 52; DIRECTOR.

          Mr. Hess served as President and Chief Executive Officer of the Company from May 1, 1996 until October 31, 2001, and Chief Financial Officer from June 14, 1999 until October 31, 2001. Prior thereto he was a Senior Vice President of Dole Food Company, Inc. (fresh and processed fruit) (1993-1996); President of Cadace Enterprises, Inc. (water conservation products) and The Marketing Partnership 1992-1993; and Director of Marketing, E. & J. Gallo Winery (wine and distilled spirits) (1987-1992).

FREDRIC SELINGER; 65; DIRECTOR.

          Mr. Selinger is Senior Managing Director of Corporate Finance of Sutter Securities, Incorporated (investment banking and consulting). Prior to March 1995, Mr. Selinger was Managing Director of Jackson Square Capital Corp. (private investment banking and consulting).

ITEM 11. EXECUTIVE COMPENSATION

         The information appearing under the headings "Compensation of Directors," "Compensation Committee Report," "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", and "Performance Graph" of our 2004 Proxy Statement is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS

         The information appearing under the heading "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" of our 2004 Proxy Statement is incorporated into this item by reference. In addition, the information regarding equity compensation plans appearing under the heading "Equity Compensation Plan Information" of our 2004 Proxy Statement is incorporated into this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the heading "Certain Relationships and Related Transactions" of our 2004 Proxy Statement is incorporated into this item by reference.

ITEM 14. Principal Accountant Fees and Services

          The information appearing under the heading "Fees to Independent Auditors for Fiscal 2004 and 2003" of our 2004 Proxy Statement is incorporated into this item by reference.

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

(a)(3)   EXHIBITS

Exhibit No.    Document Description

3.1(1)         Restated Articles of Incorporation

3.2            Bylaws

10.1(2)        1996 Stock Option Plan, as amended

10.2(3) Severance Agreement dated July 17, 2001 between SonomaWest Holdings, Inc. and Gary L. Hess

10.3(4)        SonomaWest Holdings, Inc. 2002 Stock Incentive Plan

10.4 Consulting Agreement dated August 1, 2004 between SonomaWest Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting.

10.5 Consulting Agreement dated July 1, 2004 between SonomaWest Holdings, Inc. and Bugatto Investment Company.

11.1           Computation of Per Share Earnings

14.1           Code of Business Conduct and Ethics

23.1           Consent of Independent Registered Public Accounting Firm

31.1+ Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*          Chairman of the Board Certification Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*          Chief Financial Officer Certification Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1 Complaint Procedure and Nonretaliation Policy for Accounting, Securities and Shareholder Matters

---------------------

(1) Incorporated by reference to the registrant's Current Report on Form 8-K(File No. 000-01912) filed on January 2, 2001.

(2) Incorporated by reference to the registrant's Registration Statement on Form S-8 (File No. 333-84295) filed on August 2, 1999.

(3) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, filed on September 28, 2001 (File No. 000-01912).

(4) Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30,2002, filed on September 20, 2002 (File No. 000-01912).





+ Filed herewith.

* Furnished herewith.



(b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    September 28, 2004       SONOMAWEST HOLDINGS, INC.


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


    SIGNATURES                     TITLE                           DATE


/S/ ROGER S. MERTZ
Roger S. Mertz                Chairman of the Board           September 28, 2004


/S/ GARY L. HESS
Gary L. Hess                  Director                        September 28, 2004


/S/ FREDERIC SELINGER
Fredric Selinger              Director                        September 28, 2004


/S/ DAVID J. BUGATTO
David J. Bugatto              Director                        September 28, 2004

                                  SCHEDULE III
                            SonomaWest Holdings, Inc.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  June 30, 2004
                             (DOLLARS IN THOUSANDS)


             Column A                    Column B                          Column C                         Column D
                                                                                                              Costs
                                                                                                          Subsequently
                                                                   Initial Cost to Company                 Capitalized
                                                         ---------------------------------------------------------------------------
                                                                                     Buildings
                                                                                        and
           Description                 Encumbrances               Land              Improvements          Improvements
------------------------------------------------------------------------------------------------------------------------------------
1365 Gravenstein Hwy. So.,
Sebastopol, CA                                1,850                 72                      308                  908
2064 Gravenstein Hwy. No.,
Sebastopol, CA                                 --                  159                    2,312                3,382
                                      ----------------------------------------------------------------------------------------------
                                              1,850                231                    2,620                4,290
====================================================================================================================================


                     Column E                                     Column F              Column G               Column H

           Gross Amount at which Carried
                 at Close of Year
------------------------------------------------------------
                    Buildings
                       and                   Total              Accumulated             Year of                 Year
 Land              Improvements            (Note 1)             Depreciation          Construction            Acquired
----------------------------------------------------------------------------------------------------------------------

   72                    1,216                1,288                      989                   N/A                1964

  159                    5,691                5,850                    4,500                   N/A                1983
----------------------------------------------------------------------------------------------------------------------
  231                    6,907                7,138                    5,489
======================================================================================================================


Note 1. The changes in the total cost of land, buildings, and improvements for the three years ended June 30, are as follows:


                                                     2004                  2003                  2002
                                                     ----                  ----                  ----
Balance at beginning of period                      6,880                 6,877                 6,877
Additions                                             258                    81                    60
Assets of discontinued operations                     (0)                   (0)                   (2)
Cost of disposed property                            ( 0)                  (78)                  (58)
                                  --------------------------------------------------------------------
Balance at end of period                            7,138                 6,880                 6,877
                                  ====================================================================

Note 2. The changes in accumulated depreciation for the three years ended June 30, are as follows:

                                                     2004                  2003                  2002
                                                     ----                  ----                  ----
Balance at beginning of period                      5,297                 5,083                 4,813
Depreciation expense                                  292                   286                   317
Assets of discontinued operations                     (0)                   (0)                   (2)
Relief of accumulated balances
related to disposed property                         ( 0)                  (71)                  (45)
                                  --------------------------------------------------------------------
Balance at end of period                            5,489                 5,297                 5,083
                                  ====================================================================

                                  EXHIBIT INDEX

EXHIBIT NO.    DOCUMENT DESCRIPTION

3.2            Bylaws

10.4 Consulting Agreement dated August 1, 2004 between SonomaWest Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting.

10.5 Consulting Agreement dated July 1, 2004 between SonomaWest Holdings, Inc. and Bugatto Investment Company.

11.1           Computation of Per Share Earnings

14.1           Code of Business Conduct and Ethics

23.1           Consent of Independent Registered Public Accounting Firm

31.1+ Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+ Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*          Chief Financial Officer Certification Pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1 Complaint Procedure and Nonretaliation Policy for Accounting, Securities and Shareholder Matters

+ Filed herewith.

* Furnished herewith.