Form 10-Q
period 2004-09-30
SONOMAWEST HOLDINGS INC
filed 2004-11-12
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2004 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________.

Commission File Number 01912

SONOMAWEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

California	94-1069729
(State of incorporation)	(IRS Employer Identification #)

2064 Highway 116 North, Sebastopol, CA	95472-2662
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:     707-824-2534

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

YES:            NO:     X

As of November 10, 2004, there were 1,114,257 shares of common stock, no par value, outstanding.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

ASSETS	9/30/04 (unaudited)	6/30/04
CURRENT ASSETS:
Cash	$1,757	$1,348
Accounts receivable	150	131
Other receivables	25	33
Interest receivable - Related party	-	3
Prepaid expenses and other assets	99	135
Current deferred income taxes, net	64	77
Total current assets	2,095	1,727
RENTAL PROPERTY, net	1,656	1,698
INVESTMENT, at cost	3,001	3,001
DEFERRED INCOME TAXES	448	417
PREPAID COMMISSIONS AND OTHER ASSETS	152	163
Total assets	$7,352	$7,006
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$56	$56
Accounts payable	191	127
Accrued payroll and related liabilities	13	33
Accrued expenses	174	241
Unearned rents and deposits	292	287
Total current liabilities	726	744
LONG-TERM DEBT, net of current maturities	1,606	1,620
OTHER LONG-TERM LIABILITIES	131	131
Total liabilities	2,463	2,495
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares outstanding	-	-
Common stock: 5,000 shares authorized, no par value; 1,114 and 1,105 shares outstanding in fiscal 2005 and 2004, respectively	2,766	2,756
Stock subscription receivable - Related Party	-	(400)
Retained earnings	2,123	2,155
Total shareholders’ equity	4,889	4,511
Total liabilities and shareholders’ equity	$7,352	$7,006

The accompanying notes are an integral part of these consolidated statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2004	2003 As Adjusted
RENTAL REVENUE	$432	$403
TENANT REIMBURSEMENTS	148	139
TOTAL REVENUE	580	542

OPERATING COSTS	484	456
OPERATING COSTS - RELATED PARTY EXPENSES	134	132
TOTAL OPERATING COSTS	618	588
OPERATING LOSS	(38)	(46)

INTEREST INCOME	6	7
INTEREST EXPENSE	(20)	(15)
OTHER INCOME AND EXPENSE	1	6
LOSS BEFORE INCOME TAXES	(51)	(48)
INCOME TAX BENEFIT	19	1
NET LOSS	$(32)	$(47)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic and Diluted	1,114	1,105

LOSS PER COMMON SHARE:
Basic and Diluted	$(0.03)	$(0.04)

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER, 30, 2004
(AMOUNTS IN THOUSANDS)

Common Stock		Stock		Total
Number		Subscription	Retained	Shareholders’
of Shares	Amount	Receivable	Earnings	Equity

BALANCE, JUNE 30, 2004	1,114	$2,756	$(400)	$2,155	$4,511
Net loss	-	-	-	(32)	(32)
Repayment of stock subscription receivable	-	-	400	-	400
Non-cash stock compensation charge		10	-	-	10
BALANCE, SEPTEMBER 30, 2004	1,114	$2,766	$-	$2,123	$4,889

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(AMOUNTS IN THOUSANDS)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32)	$(47)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock compensation charge	10	34
Depreciation and amortization expense	53	49

Changes in assets and liabilities:
Accounts receivable, net	(19)	(21)
Other receivables	8	(8)
Related party interest receivable	3	3
Deferred income tax benefit	(18)	(1)
Prepaid expenses and other assets	36	40

Prepaid commissions and other assets	11	(50)
Accounts payable and accrued expenses	(3)	6
Accrued payroll and related liabilities	(20)	(54)
Unearned rents and deposits	5	3
	66	1
Net cash provided by (used in) operating activities	34	(46)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11)	(112)
Net cash used in investing activities	(11)	(112)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(14)	(17)
Proceeds from repayment of stock subscription receivable - Related Party	400	-
Net cash provided from (used for) financing activities	386	(17)
NET INCREASE (DECREASE) IN CASH	409	(175)
CASH AT BEGINNING OF PERIOD	1,348	1,939
CASH AT END OF PERIOD	$1,757	$1,764

Supplemental Cash Flow Information
	2004	2003
Interest paid	$19	$35
Taxes paid	$1	$1

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2004

Note 1 - Basis of Presentation

The accompanying unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2004. The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2005.

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

Valuation of investment in MetroPCS Communications, Inc.

The investment in MetroPCS Communications, Inc. is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information, to the extent available, about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on information disclosed in MetroPCS Inc.s periodic filings with the Securities and Exchange Commission, following MetroPCS Inc.’s recent registration under the Securities Exchange Act of 1934 (File Number 333-111470).

It is impracticable for the Company to determine the fair value of the Company’s investment in MetroPCS Communications without incurring excessive costs. The Company accounts for its investment in MetroPCS Communications under the cost method, which was $3,001,200 as of September 30, 2004. The Company owns approximately 0.857% of the total outstanding shares of MetroPCS Communications’ Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis. In its report on Form 10-K for the year ended December 31, 2003, MetroPCS, Inc. reported on its consolidated balance sheet total assets of $902,494,000, revenues of $459,482,000, net income of $1,817,000, total stockholder’s equity of $84,888,000, and stockholders' equity attributable to the Series D Preferred Stock of $379,401,000. If as a result of its review of information available to the Company regarding MetroPCS Communications, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to "loss on investments" on the consolidated statements of operations.

Note 2 - Tenant Reimbursements

During the third quarter of fiscal 2004, the Company concluded that tenant reimbursements are more appropriately classified as a separate line item of revenue rather than as a reduction of operating costs. Accordingly, the accompanying statements of operations for the three months ended September 30, 2004 reflect tenant reimbursements as a separate line item of revenue. Comparative statements of operations for the three months ended September 30, 2003 have been revised to reflect the current period presentation. The revenue and operating cost reclassifications below reflect an increase in revenue and a corresponding increase in operating costs in the amounts of $139,000 for the three months ended September 30, 2003. The reclassifications have no impact on previously reported operating income (loss), net loss or net loss per share amounts

The results of the reclassifications for the comparative period presented, are as follows:

Statement of Operations Data:
	Three months Ended September 30, 2004
	As Originally Reported	Reclassifications	As Adjusted
Tenant Reimbursements	$--	$139,000	$139,000
Total Revenues	$403,000	$139,000	$542,000
Operating Costs	$449,000	$139,000	$588,000

Note 3 - Investment

As of December 10, 2003, the Company had completely funded its $3 million minority investment in the Series D Preferred Stock of MetroPCS, Inc., a public reporting telecommunications company (File Number 333-111470). On March 23, 2004 MetroPCS, Inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. On, July 13, 2004, a wholly-owned subsidiary of MetroPCS Communications, Inc. was merged with MetroPCS, Inc. As a result, MetroPCS, Inc. became a wholly-owned subsidiary of MetroPCS Communications, Inc. and all of the outstanding shares of MetroPCS, Inc. were exchanged for shares of MetroPCS Communications, Inc., including the Company's Series D Preferred Stock. On July 28, 2004 MetroPCS Communications announced that it had determined not to proceed at that time with the planned initial public offering of common stock pending a review of certain accounting issues that had come to its attention relating to its previously disclosed financial statements. On August 6, 2004, MetroPCS, Inc., a wholly owned subsidiary of MetroPCS Communications, Inc., issued a press release announcing the expected restatement of its financial statements for the three months ended March 31, 2004. On August 12, 2004 MetroPCS Communications, Inc. formally withdrew the registration. On October 6, 2004 MetroPCS, Inc., issued a press release announcing that on October 5, 2004 its audit committee determined that MetroPCS’ previously issued financial statements for the years ended December 31, 2002 and 2003 and subsequent interim periods including all earnings releases and other communications relating to such periods, should not be relied upon.

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

Note 4 - Stock Options

Effective July 1, 2002, the Company elected to account for all prospective stock options in accordance with SFAS 123, “Accounting for Stock-Based Compensation”. As a result, during the first three months of fiscal 2005 the Company incurred a charge of $9,600 related to the issuance of 1,700 fully vested stock options to the Chief Financial Officer (500), Secretary (500) and two employees (700). During the first three months of fiscal 2004 the Company incurred a charge of $34,000 related to the issuance of 24,200 fully vested stock options to the directors, officers and certain employees of the Company.

Prior to July 1, 2002, the Company accounted for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost was recorded as the difference between the fair value and the exercise price at the date of grant, and was recorded on a straight-line basis over the vesting period of the underlying options. Prior to July 1, 2002, the Company had adopted the disclosure only provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”. The Company continues to account for stock options granted prior to July 1, 2002 in accordance with APB 25; and thus, continues to apply the disclosure only provisions of SFAS 123 to such options. No compensation expense has been recognized in the three months ended September 30, 2004 pursuant to stock options issued prior to July 1, 2002 as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock options granted prior to July 1, 2002 been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the net loss would have been increased to the pro forma amounts indicated below:

	For the three months ended September 30,
	2004	2003
	(in thousands, except per share amounts)
Net Loss, as reported	$(32)	$(47)
Add back: Actual Stock Compensation Expense Recognized under APB 25	$--	$--
Less: Pro-forma Stock Compensation Charge—Net of taxes	$--	$(1)
Pro-forma Net Loss	$(32)	$(48)
Loss Per Share:
Basic and diluted - as reported	$(0.03)	$(0.04)
Basic and diluted - pro-forma	$(0.03)	$(0.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2004 and 2003 grants, respectively: weighted average risk-free interest rates of 3.08 and 3.54 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 51.00 and 22.00 percent.

For options granted during the three months ended September 30, 2004, the weighted average fair value as of the grant date was $ 5.67.

Note 5 - Related Parties

On July 1, 2004, Bugatto Investment Company (of which David J. Bugatto, director of the Company, is the president) entered into a consulting agreement pursuant to which Bugatto Investment Company provides real estate consulting services to the Company for an hourly fee of $225.  In addition, in the event either of the Company’s Sonoma County properties is sold during the term of the agreement, Bugatto Investment Company will be paid a fee of 2% of the gross sales price regardless of whether or not a broker is involved.  The termination date of the agreement is June 30, 2005, or an earlier date specified by either party.  During the three months ended September 30, 2004, the Company incurred $9,981 for real estate consulting services from Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party.  As of September 30, 2004, the Company had a payable to David Bugatto of $1,508.

On August 1, 2004, Thomas R. Eakin, CFO, entered into a consulting agreement with the Company, whereby Thomas Eakin provides financial management and accounting services to the Company. During the three months ended September 30, 2004, the Company incurred $18,113 for financial management and accounting consulting services from Thomas Eakin. These expenses are included in Operating Costs - Related Party. As of September 30, 2004 the Company had a payable of $2,582 to Thomas Eakin. This independent consulting agreement terminates on July 31, 2005. Per the terms of the agreement, Thomas Eakin is compensated at an hourly billing rate of $115 per hour, plus expenses.

Gary L. Hess, director and former President and Chief Executive Officer, has entered into an agreement with the Company to sell its remaining Perma-Pak inventory and equipment. During the three months ended September 30, 2004, the Company incurred no commissions and did not owe Mr. Hess any commissions under this agreement. On August 1, 2004, Gary L. Hess paid in full all principal and interest owing under the promissory note in the original principal amount of $400,000 issued to Mr. Hess in connection with his exercise of stock options on January 28, 2002.  The note bore interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%) and was payable quarterly.  The note receivable is shown under the Shareholders’ Equity section of the balance sheet as Stock Subscription Receivable - Related Party as of June 30, 2004.  The interest receivable on this note is included under Interest Receivable - Related Party, on the balance sheet as of June 30, 2004.

Roger S. Mertz, Chairman of the Board, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm serves as the Company’s outside legal counsel. During the three months ended September 30, 2004, the Company incurred $106,189, for legal services from Allen Matkins. These expenses are included in Operating Costs - Related Party. As of September 30, 2004, the Company had a payable to Allen Matkins of $52,830.

Craig Stapleton, a former director and the Company's largest shareholder is a member of the Board of Directors of MetroPCS Communications

Note 6 - Minimum Lease Income

The Company has been leasing warehouse space, generating rental revenues for the three months ended September 30, 2004 and September 30, 2003 of $432,000 and $403,000, respectively. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of September 30, 2004, assuming none of the existing leases are renewed or no additional space is leased, the following will be the future minimum lease income (in thousands):

Year Ending June 30
Balance of 2005	1,061
2006	1,246
2007	566
2008	235
2009	170
Thereafter	589
Total	$3,866

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" as set forth in our Annual Report for the fiscal year ended June 30, 2004 filed on September 28, 2004, and other cautionary statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations". There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements herein presented for the three months ending September 30, 2004 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

The most critical accounting policies were determined to be those related to: valuation of the Company’s investment in MetroPCS Communications and the valuation allowances on deferred tax assets.

Valuation of investment in MetroPCS Communications, Inc.

The investment in MetroPCS Communications is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on information disclosed in MetroPCS Inc.’s periodic filings with the Securities and Exchange Commission, following MetroPCS Inc.’s recent registration under the Securities Exchange Act of 1934 (File Number 333-111470).

It is impracticable for the Company to determine the fair value of the Company’s investment in MetroPCS Communications without incurring excessive costs. The Company accounts for its investment in MetroPCS Communications under the cost method, which was $3,001,200 as of September 30, 2004 and $2,696,000 as of September 30, 2003. The Company owns approximately 0.857% of the total outstanding shares of MetroPCS Communications' Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis. In its report on Form 10-K for the year ended December 31, 2003, MetroPCS, Inc. reported on its consolidated balance sheet total assets of $902,494,000, revenues of $459,482,000, net income of $1,817,000, total stockholder’s equity of $84,888,000, and stockholders' equity attributable to the Series D Preferred Stock of $379,401,000. If as a result of its review of information available to the Company regarding MetroPCS Communications, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to "loss on investments" on the consolidated statements of operations.

Valuation Allowance on Deferred Taxes

The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company continues to post losses from its continuing operations. The losses have generated federal tax net operating losses ("NOLs"), some of which have been carried back to offset prior years’ taxable income. As of June 30, 2002 the Company carried back all of its remaining allowable NOLs. After the carryback of the June 30, 2002 federal NOL the Company cannot carryback any more net losses, and as a result all taxable losses incurred subsequent to June 30, 2002 will be carried forward to offset future taxable income. California does not allow corporations to carry back their NOLs, and corporations can only carry forward a portion of the NOLs to future years to offset net operating profits. Furthermore, the Company’s California NOLs will begin to expire in fiscal 2005. As of June 30, 2004, all existing valuation allowance against state net operating losses was reversed, as the Company believes that the market value of the Company’s property is well in excess of the carrying value of such property. At September 30, 2004, the Company had recorded, net deferred tax assets of $513,000, which compares to $493,000 of net deferred tax assets as of June 30, 2004.

OVERVIEW

The Company’s business consists of its real estate management and rental operations and its minority investment in the Series D preferred stock of a public reporting telecommunications company, MetroPCS Communications, Inc.

In 2000 and 2001, the Company liquidated its fruit processing operations, but continued to hold its real estate and other assets. Thereafter, an opportunity was made available to the Company to invest in MetroPCS, Inc., a public reporting telecommunications company with operations, in part, in Northern California. The Company believed that such an investment was a good investment, which provided a diversification of its assets.

As of September 30, 2004, the Company continues to hold its real estate assets in Sebastopol, California and has completely funded its $3 million minority investment in the Series D preferred stock of MetroPCS Communications, Inc. (following the merger and exchange of securities of MetroPCS, Inc. for securities of MetroPCS Communications, Inc.). In accordance with APB Opinion 18, the Company accounts for its investment in MetroPCS Communications under the cost method. The Company’s interest in the Series D offering is approximately 0.857% (30,012 shares of 3,500,987) and on an as converted basis is approximately 0.33% (638,576 shares of 193,513,851).

During the third quarter of fiscal 2004, the Company concluded that tenant reimbursements are more appropriately classified as a separate line item of revenue rather than as a reduction of operating costs. Accordingly, the accompanying statements of operations for the three months ended September 30, 2004 reflect tenant reimbursements as a separate line item of revenue. Comparative statements of operations for the three months ended September 30, 2003 have been revised to reflect the current period presentation. The reclassifications have no impact on previously reported operating income (loss), net loss or net loss per share amounts.

RESULTS OF CONTINUING OPERATIONS

Results of Operations

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leaseable area under roof of 391,000 square feet. As of September 30, 2004 and 2003 the Company had a total of 28 tenants. The tenants have varying original lease terms ranging from month-to-month to ten years with options to extend the leases. As of September 30, 2004, the tenants occupied approximately 266,000 square feet under roof, or 68% of the leasable area under roof. This compares to 243,000 square feet under roof, or 62% of the leasable area under roof as of September 30, 2003. In addition to the area under roof, the Company had 72,000 square feet of outside area under lease as of September 30, 2004 and 70,000 as of September 30, 2003.

Rental Revenue. For the three months ended September 30, 2004 rental revenue increased $29,000 or 7% as compared to the corresponding period in the prior year. The increase in rental revenue is attributable to the increase in leased square footage.

Tenant Reimbursements. For the three months ended September 30, 2004 tenant reimbursements increased $9,000 or 6% as compared to the three months ended September 30, 2003. Such reimbursements typically fluctuate based on utility costs and tenant occupied space. However, during the three months ended September 30, 2004, the majority of the $9,000 increase relates to (1) a tenant reimbursing the Company $6,300 for roof repairs and (2) another tenant reimbursing the Company $2,066 for legal fees. The balance was a result of additional utility consumption. The combined impact of the electrical and gas rate changes was relatively minor.

Operating Costs. For the three months ended September 30, 2004 total operating costs increased $30,000 or 5% compared to the three months ended September 30, 2003. This increase of $30,000 is comprised of an increase in Operating Costs—Related Party of $2,000, and an increase of $28,000 in Operating Costs. The increase of $28,000 was primarily a result of increases in repairs and maintenance of $32,600, utilities related to additional tenant usage of $10,000 and the write-off of loan fees and additional depreciation of $8,000. These increases were partially offset by a decrease from fiscal 2003 of $24,000 in Non-Cash Stock Compensation. The large increase in repairs and maintenance is a result of significant painting expenses and is not expected to recur in the near future. The Company’s total operating costs exceeded the tenant rental revenue for the three months ended September 30, 2004 and 2003. The Company continues to closely scrutinize all discretionary spending. In addition, the Company continues to actively search for additional tenant revenue to eliminate these negative operating results. The Company continues to market the properties to prospective tenants. There can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company’s operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

Interest Income. For the three months ended September 30, 2004, the Company generated $6,000 of interest income on its cash balances as compared to $7,000 in the three months ended September 30, 2003. The lower interest income in fiscal 2004 is a result of a slight decrease in the available invested cash and slightly lower interest rates.

Interest Expense. Historically, interest expense has consisted primarily of interest expense on mortgage debt and the changes in the value of the Company’s interest rate swap contract. However, as of December 1, 2003, the Company’s swap contract with its bank terminated. As a result, interest expense of $20,000 for the three months ended September 30, 2004, consists solely of interest on the Company’s outstanding debt. This compares to $36,000 of interest expense and a positive swap contract adjustment of $19,000 for the corresponding period in the prior year.

Other Income and Expense. For the three months ended September 30, 2004, the Company incurred a net increase in other income of $1,000 from the sale of used equipment. This compares to $6,000 of other income for the period ending September 30, 2003. The $6,000 was comprised of $4,500 from the sale of used equipment and $1,500 in rental revenue from the sublease of the Company’s former corporate office space. The Company’s former corporate office lease expired in December2003.

Income Taxes. The effective tax rate for the three months ended September 30, 2004 increased to a benefit of 37% from a benefit of 2% for the three months ended September 30, 2003. State income taxes and the effect of permanent differences on a small taxable loss accounted for the difference between the effective tax rate of 37% for the three months ended September 30, 2004 and the federal statutory income tax rate of 34% The change in the effective tax rates between periods is due to the fact that the Company began to benefit state net operating losses during the fourth quarter of fiscal 2004 and has continued to do so through September 30, 2004. Until the fourth quarter of fiscal 2004, the Company had provided a valuation allowance for all state net operating losses due to uncertainty as to their realizability. As of June 30, 2004, all existing valuation allowance against state net operating losses was reversed, as the Company believes that the market value of the Company’s property is well in excess of the carrying value of such property. In the three months ended September 30, 2003, the benefit percentage of 2% was lower than the normal combined rate of 40%, as a result of the valuation allowance placed on state net operating losses due to the uncertainty of the future realization of such deferred tax assets and future taxable income against which the state net operating losses could be offset and the impact of permanent differences on a small taxable loss.

Liquidity and Capital Resources

The Company had cash of $1.7 million at September 30, 2004 (all of which was unrestricted), and current maturities of long-term debt of $56,000. Although the Company incurred a net loss of $32,000 from continuing operations, it generated positive cash flow of $409,000. This increase was primarily a result of the receipt of the shareholder stock subscription receivable of $400,000 coupled with slightly positive cash flow from operating activities. This increase was partially offset by a decrease of $14,000 for principal payments on long-term debt and $11,000 of capital expenditures. The Company anticipates that its cash commitments for the next twelve months will consist of $56,000 of principal debt reduction and $360,000 of capital expenditures. The Company anticipates funding the resultant decline in cash out of its cash balances.

The Company has completely funded its $3 million minority investment in the Series D preferred stock of MetroPCS Communications, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently has no derivative financial instruments that expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable and in changes in the fair value of its investment in MetroPCS Communications, Inc. As of September 30, 2004, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value. The Company believes the note payable approximates fair market value as the term to maturity is short (December 2005) and as a result of this short term maturity, the Company believes its exposure to market risk for significant changes in the variable interest rate (prime + .25%) will be immaterial. It is impracticable for the Company to determine the fair value of the Company’s investment in MetroPCS Communications without incurring excessive costs. The Company accounts for its investment in MetroPCS Communications under the cost method, which was $3,001,200 as of September 30, 2004. The Company owns approximately 0.857% of the total outstanding shares of MetroPCS Communications' Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis.

Item 4. Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits
3.1	Restated Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Consulting Agreement dated August 1, 2004 between SonomaWest Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting. (2)

10.2	Consulting Agreement dated July 1, 2004 between SonomaWest Holdings, Inc. and Bugatto Investment Company. (2)

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +
_________________________
(1)	Incorporated by reference to the registrant's Current Report on Form 8-K (File No. 000-01912) filed January 2, 2001.
(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K (File No. 000-01912) filed on September 28, 2004.

*  Filed herewith.

+  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004

/s/ Thomas R. Eakin
Thomas R. Eakin, Chief Financial Officer

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