Form 10-Q
period 2005-03-31
SONOMAWEST HOLDINGS INC
filed 2005-05-16
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________.

Commission File Number 01912

SONOMAWEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1069729
(State of incorporation)	(IRS Employer Identification #)

2064 Highway 116 North, Sebastopol, CA	95472-2662
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:     707-824-2534

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

YES: ☐  NO: ☒

As of May 12, 2005, there were 1,114,257 shares of common stock, no par value, outstanding.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

ASSETS	March 31, 2005 (unaudited)	June 30, 2004
CURRENT ASSETS:
Cash	$1,843	$1,348
Accounts receivable	123	131
Other receivables	8	33
Interest receivable - Related party	--	3
Prepaid expenses and other assets	38	135
Current deferred income taxes, net	10	77
Total current assets	2,022	1,727
RENTAL PROPERTY, net	1,606	1,698
INVESTMENT, at cost	3,001	3,001
DEFERRED INCOME TAXES	500	417
PREPAID COMMISSIONS AND OTHER ASSETS	128	163
Total assets	$7,257	$7,006
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,634	$56
Accounts payable	145	127
Accrued payroll and related liabilities	15	33
Accrued expenses	81	241
Unearned rents and deposits	365	287
Total current liabilities	2,240	744
LONG-TERM DEBT, net of current maturities	--	1,620
OTHER LONG-TERM LIABILITIES	131	131
Total liabilities	2,371	2,495
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares outstanding	--	--
Common stock: 5,000 shares authorized, no par value; 1,114 and 1,114 shares outstanding in fiscal 2005 and 2004, respectively	2,766	2,756
Stock subscription receivable - Related Party	--	(400)
Retained earnings	2,120	2,155
Total shareholders’ equity	4,886	4,511
Total liabilities and shareholders’ equity	$7,257	$7,006

The accompanying notes are an integral part of these consolidated statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended March 31		Three Months Ended March 31
	2005	2004	2005	2004
RENTAL REVENUE --NET	$1,371	$1,176	$463	$366
TENANT REIMBURSEMENTS	333	313	79	81
TOTAL REVENUE	$1,704	$1,489	$542	$447

OPERATING COSTS	1,436	1,288	423	429
OPERATING COSTS -- RELATED PARTY EXPENSES	298	319	68	94
TOTAL OPERATING COSTS	1,734	1,607	491	523
OPERATING PROFIT (LOSS)	(30)	(118)	51	(76)

INTEREST EXPENSE	(65)	(42)	(24)	(15)
INTEREST INCOME	24	18	10	4
OTHER INCOME (EXPENSE)	21	(3)	2	7
INCOME (LOSS) BEFORE INCOME TAXES	(50)	(145)	39	(80)
BENEFIT (PROVISION) FOR INCOME TAXES	15	34	(18)	32
NET INCOME (LOSS)	$(35)	$(111)	$21	$(48)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,114	1,107	1,114	1,112
Diluted	1,114	1,107	1,156	1,112

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.03)	$(0.10)	$0.02	$(0.04)
Diluted	$(0.03)	$(0.10)	$0.02	$(0.04)

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2005
(AMOUNTS IN THOUSANDS)

	Common Stock		Stock		Total
	Number		Subscription	Retained	Shareholders’
	of Shares	Amount	Receivable	Earnings	Equity

BALANCE, JUNE 30, 2004	1,114	$2,756	$(400)	$2,155	$4,511
Net loss	--	--	--	(35)	(35)
Repayment of stock subscription receivable	--	--	400	--	400
Non-cash stock compensation charge		10	--	--	10
BALANCE, MARCH 31, 2005	1,114	$2,766	$--	$2,120	$4,886

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(AMOUNTS IN THOUSANDS)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35)	$(111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of fixed assets	--	24
Non-cash stock compensation charge	10	34
Depreciation and amortization expense	161	147

Changes in assets and liabilities:
Accounts receivable, net	8	39
Other receivables	25	(3)
Related party interest receivable	3	--
Deferred income tax benefit	(16)	(34)
Prepaid expenses and other assets	97	124
Prepaid commissions and other assets	35	(56)
Accounts payable and accrued expenses	(142)	(48)
Accrued payroll and related liabilities	(18)	(89)
Unearned rents and deposits	78	(21)
	241	117
Net cash provided by operating activities	206	6
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	--	7
Capital expenditures	(69)	(223)
Investment in MetroPCS	--	(305)
Net cash used in investing activities	(69)	(521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(42)	(167)
Proceeds from stock option exercise	--	47
Proceeds from repayment of stock subscription receivable - Related Party	400	--
Net cash provided (used in) financing activities	358	(120)
NET INCREASE (DECREASE) IN CASH	495	(635)
CASH AT BEGINNING OF PERIOD	1,348	1,939
CASH AT END OF PERIOD	$1,843	$1,304

Supplemental Cash Flow Information
	2005	2004

Interest paid	$65	$84

Taxes paid	$1	$1

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2005

Note 1 - Basis of Presentation

The accompanying unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended June 30, 2004. The results of operations for the periods presented are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2005.

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

Valuation of Investment in MetroPCS Communications, Inc.

The investment in MetroPCS Communications, Inc. is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information, to the extent available, about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on information disclosed in MetroPCS Inc.’s (parent company to MetroPCS Communications, Inc.) periodic filings with the Securities and Exchange Commission, following MetroPCS Inc.’s recent registration under the Securities Exchange Act of 1934 (File Number 333-111470). The most recent financial statements filed with the Securities and Exchange Commission were for the three months ended March 31, 2004.

It is currently impracticable for the Company to determine the fair value of its investment in MetroPCS Communications without incurring excessive costs. The Company accounts for its investment in MetroPCS Communications under the cost method, which was $3,001,200 as of March 31, 2005. The Company owns approximately 0.857% of the total outstanding shares of MetroPCS Communications’ Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis. In its report on Form 10-K for the year ended December 31, 2003, MetroPCS, Inc. reported on its consolidated balance sheet total assets of $902,494,000, revenues of $459,482,000, net income of $1,817,000, total stockholder’s equity of $84,888,000, and stockholders' equity attributable to the Series D Preferred Stock of $379,401,000. MetroPCS has yet to file its December 31, 2004 Form 10-K. If as a result of its review of information available to the Company regarding MetroPCS Communications, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to "loss on investments" on the consolidated statements of operations.

Note 2 - Investment

As of December 10, 2003, the Company had completely funded its $3 million minority investment in the Series D Preferred Stock of MetroPCS, Inc., a public reporting telecommunications company (File Number 333-111470). On March 23, 2004, MetroPCS, Inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. On July 13, 2004, a wholly-owned subsidiary of MetroPCS Communications, Inc. was merged with MetroPCS, Inc. As a result, MetroPCS, Inc. became a wholly-owned subsidiary of MetroPCS Communications, Inc. and all of the outstanding shares of MetroPCS, Inc. were exchanged for shares of MetroPCS Communications, Inc., including the Company's Series D Preferred Stock. On July 28, 2004, MetroPCS Communications announced that it had determined not to proceed at that time with its planned initial public offering of common stock pending a review of certain accounting issues that had come to its attention relating to its previously disclosed financial statements. On August 6, 2004, MetroPCS, Inc. issued a press release announcing the expected restatement of its financial statements for the three months ended March 31, 2004. On August 12, 2004, MetroPCS Communications, Inc. formally withdrew its initial public offering. On October 6, 2004, MetroPCS, Inc., issued a press release announcing that on October 5, 2004 its audit committee determined that MetroPCS’ previously issued financial statements for the years ended December 31, 2002 and 2003 and subsequent interim periods including all earnings releases and other communications relating to such periods, should not be relied upon. The most recent financial statements filed with the Securities and Exchange Commission were for the three months ended March 31, 2004.

The Company accounts for its investment in MetroPCS Communications under the cost method. The Company owns approximately 0.857% of MetroPCS Communications' total outstanding shares of Series D Preferred Stock and approximately 0.33% of the total outstanding capital stock on an as-converted basis.

The Series D Preferred Stock is entitled to receive cumulative annual dividends, prior to all other securities except the Series C Preferred Stock, equal to 6% per annum of the liquidation value of the shares (initially equal to $100 per share and subject to adjustment). No dividends have been declared to date, but as of March 31, 2005, $517,635 of unpaid dividends has accrued with respect to the Company's shares of Series D Preferred Stock.

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

The Company has no relationships with MetroPCS Communications other than its investment. Two directors of the Company have small direct and indirect stock interests in MetroPCS Communications and the Company's largest shareholder is a member of the Board of Directors of MetroPCS Communications.

Note 3 - Stock Options

Effective July 1, 2002, the Company elected to account for all prospective stock options in accordance with SFAS 123, “Accounting for Stock-Based Compensation”. As a result, during the first nine months of fiscal 2005 the Company incurred a charge of $9,600 related to the issuance of 1,700 fully vested stock options to: two officers, and certain employees of the Company. During the first nine months of fiscal 2004 the Company incurred a charge of $34,000 related to the issuance of 24,200 fully vested stock options to the directors, officers and certain employees of the Company.

Prior to July 1, 2002, the Company accounted for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” under which compensation cost was recorded as the difference between the fair value and the exercise price at the date of grant, and was recorded on a straight-line basis over the vesting period of the underlying options. Prior to July 1, 2002, the Company had adopted the disclosure only provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”. The Company continues to account for stock options granted prior to July 1, 2002 in accordance with APB 25; and thus, continues to apply the disclosure only provisions of SFAS 123 to such options. No compensation expense has been recognized in the nine months ended March 31, 2005 pursuant to stock options issued prior to July 1, 2002 as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock options granted prior to July 1, 2002 been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the net loss would have been increased to the pro forma amounts indicated below:

	For the nine months ended March 31,
	2005	2004
	(in thousands, except per share amounts)

Net Loss, as reported	$(35)	$(111)
Add back: Actual Stock Compensation Expense Recognized under APB 25	$--	$--
Less: Pro-forma Stock Compensation Charge—Net of taxes	$--	$(3)
Pro-forma Net Loss	$(35)	$(114)
Loss Per Share:
Basic and diluted - as reported	$(0.03)	$(0.10)
Basic and diluted - pro-forma	$(0.03)	$(0.10)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2004 and 2003 grants, respectively: weighted average risk-free interest rates of 3.08 and 3.54 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 51 and 22 percent.

For options granted during the nine months ended March 31, 2005, the weighted average fair value as of the grant date was $ 5.67.

Note 4 - Related Parties

On July 1, 2004, Bugatto Investment Company (of which David J. Bugatto, director of the Company, is the president) entered into a consulting agreement pursuant to which Bugatto Investment Company provides real estate consulting services to the Company for an hourly fee of $225.  In addition, in the event either of the Company’s Sonoma County properties is sold during the term of the agreement, Bugatto Investment Company will be paid a fee of 2% of the gross sales price regardless of whether or not a broker is involved.  The termination date of the agreement is June 30, 2005, or an earlier date specified by either party.  During the nine months ended March 31, 2005, the Company incurred $24,779 for real estate consulting services from Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party.  As of March 31, 2005, the Company had a payable to David Bugatto of $2,993.

On August 1, 2004, Thomas R. Eakin, CFO, entered into a consulting agreement with the Company, under which Mr. Eakin provides financial management and accounting services to the Company. During the nine months ended March 31, 2005, the Company incurred $38,023 for financial management and accounting consulting services from Mr. Eakin. These expenses are included in Operating Costs - Related Party. As of March 31, 2005 the Company had a payable of $1,719 to Mr. Eakin. This consulting agreement terminates on July 31, 2005. Under the terms of the agreement, Mr. Eakin is compensated at an hourly billing rate of $115 per hour, plus expenses.

During the nine months ended March 31, 2005, the Company incurred $4,500 for commissions paid to Gary L. Hess, director and former President and Chief Executive Officer of the Company, for sales of the Company's remaining Perma-Pak inventory and equipment. These expenses are included in Operating Costs - Related Party. The agreement has since terminated. Subsequent to March 31, 2005 the Company received the final payment of $3,000 on the sale of the remaining Perma-Pak inventory and equipment, plus accrued interest of $3,537. As a result of this final payment the Company owes Mr. Hess $3,269. No further amounts are due to Mr. Hess. On August 1, 2004, Gary L. Hess paid in full all principal and interest owing under the promissory note in the original principal amount of $400,000 issued to Mr. Hess in connection with his exercise of stock options on January 28, 2002.  The note bore interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%) and was payable quarterly.  The note receivable is shown under the Shareholders’ Equity section of the balance sheet as Stock Subscription Receivable - Related Party as of June 30, 2004.  The interest receivable on this note is included under Interest Receivable - Related Party, on the balance sheet as of June 30, 2004.

Roger S. Mertz, Chairman of the Board, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm serves as the Company’s outside legal counsel. During the nine months ended March 31, 2005, the Company incurred $230,478, for legal services from Allen Matkins. These expenses are included in Operating Costs - Related Party. As of March 31, 2005, the Company had a payable to Allen Matkins of $51,118.

Craig Stapleton, a former director and the Company's largest shareholder, is a member of the Board of Directors of MetroPCS Communications

Note 5 - Minimum Lease Income

The Company has been leasing warehouse space, generating rental revenues for the nine months ended March 31, 2005 and March 31, 2004 of $1,371,000 and $1,176,000, respectively. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of March 31, 2005, assuming none of the existing leases are renewed or no additional space is leased, the following will be the future minimum lease income (in thousands):

Year Ending June 30

Balance of 2005	367
2006	1,288
2007	471
2008	202
2009	170
Thereafter	569
Total	$3,067

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

The financial statements herein presented for the three and nine months ending March 31, 2005 reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal recurring nature.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

The most critical accounting policies were determined to be those related to: valuation of the Company’s investment in MetroPCS Communications and the valuation of deferred tax assets.

Valuation of investment in MetroPCS Communications, Inc.

The investment in MetroPCS Communications is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information, to the extent available, about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on information disclosed in MetroPCS Inc.’s (parent company to MetroPCS Communications, Inc.) periodic filings with the Securities and Exchange Commission, following MetroPCS Inc.’s recent registration under the Securities Exchange Act of 1934 (File Number 333-111470). The most recent financial statements filed with the Securities and Exchange Commission were for the three months ended March 31, 2004

It is currently impracticable for the Company to determine the fair value of its investment in MetroPCS Communications without incurring excessive costs. The Company accounts for its investment in MetroPCS Communications under the cost method, which was $3,001,200 as of March 31, 2005 and March 31, 2004. The Company owns approximately 0.857% of the total outstanding shares of MetroPCS Communications' Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis. In its report on Form 10-K for the year ended December 31, 2003, MetroPCS, Inc. reported on its consolidated balance sheet total assets of $902,494,000, revenues of $459,482,000, net income of $1,817,000, total stockholder’s equity of $84,888,000, and stockholders' equity attributable to the Series D Preferred Stock of $379,401,000. If as a result of its review of information available to the Company regarding MetroPCS Communications, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to "loss on investments" on the consolidated statements of operations.

Valuation of Deferred Taxes

The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company continues to post losses from its continuing operations. The losses have generated federal tax net operating losses ("NOLs"), some of which have been carried back to offset prior years’ taxable income. As of June 30, 2002, the Company carried back all of its remaining allowable NOLs. After the carryback of the June 30, 2002 federal NOL the Company cannot carryback any more net losses, and as a result all taxable losses incurred subsequent to June 30, 2002 will be carried forward to offset future taxable income. California does not allow corporations to carry back their NOLs but does allow corporations to carry forward the NOLs to future years to offset net operating profits. The Company’s California NOLs will begin to expire in fiscal 2012. As of June 30, 2004, all existing valuation allowance against state net operating losses was reversed, as the Company believes that the market value of the Company’s property is well in excess of the carrying value of such property. At March 31, 2005, the Company had recorded, net deferred tax assets of $510,000, which compares to $494,000 of net deferred tax assets as of June 30, 2004.

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

As of March 31, 2005, the Company continues to hold its real estate assets in Sebastopol, California and has completely funded its $3 million minority investment in the Series D preferred stock of MetroPCS Communications, Inc. (following the merger and exchange of securities of MetroPCS, Inc. for securities of MetroPCS Communications, Inc.). In accordance with APB Opinion 18, the Company accounts for its investment in MetroPCS Communications under the cost method. The Company’s interest in the Series D offering is approximately 0.857% (30,012 shares of 3,500,987) and on an as converted basis is approximately 0.33% (638,576 shares of 193,513,851).

RESULTS OF OPERATIONS

Results of Operations

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leaseable area under roof of 391,000 square feet. As of March 31, 2005 and 2004, the Company had a total of 30 and 26 tenants respectively. The tenants have varying original lease terms ranging from month-to-month to ten years with options to extend the leases. As of March 31, 2005, the tenants occupied approximately 272,000 square feet under roof, or 70% of the leasable area under roof. This compares to 235,000 square feet under roof, or 60% of the leasable area under roof as of March 31, 2004. Of this increase in square footage under lease of 37,000, all of the increase is a result of leases on a month-to-month basis. In addition to the area under roof, the Company had 57,000 square feet of outside area under lease as of March 31, 2005 and 70,000 as of March 31, 2004.

Rental Revenue. For the nine months ended March 31, 2005 rental revenue increased $195,000 or 17% as compared to the corresponding period in the prior year. The increase in rental revenue is attributable to an increase in leased square footage. Of the $195,000 increase, $157,000 was primarily a result of expansion by the existing tenants under short-term leases. This increase in demand was not anticipated and was primarily a result of an increase in a tenant’s business volume. The balance of $38,000 was a result of a decrease in revenue in the quarter ended March 31, 2004 due to a reversal of the rental revenue recorded in the quarter for one tenant due to the probability that this revenue would not be collectible. In addition, the accounts receivable balance of $37,000 for this tenant was charged against bad debt during the quarter ended March 31, 2004. This same tenant is current on its rents during fiscal 2005, and thus related revenue has been recognized. Apart from expansion by current tenants, overall demand for the Company’s available space remained relatively flat.

For the three months ended March 31, 2005 rental revenue increased $97,000 or 27% as compared to the three months ended March 31, 2004. Of this increase in rental revenue, $59,000 is attributable to an increase in leased square footage. This increase is primarily a result of expansion by existing tenants referred to above. The balance of $38,000 in the increase in rental revenue was a result of the decrease in revenue in the quarter ended March 31, 2004 as described in the proceeding paragraph

Tenant Reimbursements. For the nine months ended March 31, 2005 tenant reimbursements increased $20,000 or 6% as compared to the nine months ended March 31, 2004. Such reimbursements typically fluctuate based upon the increase or decrease in utility costs and the amount of space occupied by tenants. Of the $20,000 increase, $8,000 resulted from non-utility related reimbursements and the balance resulted from increased utility usage by the tenants. Occupancy levels do not always correlate to the level of utilities usage. For the nine months ended March 31, 2005 the occupancy level increased 16% from March 31, 2004, yet the utilities usage only increased 4%. There are varying levels of utilities usage by current tenants.

For the three months ended March 31, 2005 tenant reimbursements decreased $2,000 or 2% as compared to the three months ended March 31, 2004. This decrease was a result of the decreased utility usage by tenants during the quarter. The increased occupancy of 5% during the three months ended March 31, 2005 was primarily related to a tenant that uses very little utilities. The increase in utilities during the quarter is a result of increased comparable activity by three of the tenants that are large users of utilities. We anticipate this level of comparable usage between periods will continue.

Operating Costs. For the nine months ended March 31, 2005 total operating costs increased $127,000 or 8% compared to the nine months ended March 31, 2004. Of this increase, there was a decrease of $21,000 from Related Party expenses and the balance of $148,000 was primarily a result of increases in repairs and maintenance of $109,000, increased usage of utilities by tenants of $21,000 and increases in various other operating line items of $79,000. These increases were partially offset by a decrease in Non-Cash Stock Compensation expense of $24,000 and a decrease in bad debts of $37,000. The large increase in repairs and maintenance is a result of significant painting; roof repairs and storm drain maintenance, which we do not expect to recur in the near future. The increased usage of utilities by the current tenants is anticipated to be an ongoing cost of operations; however such costs are recovered through tenant reimbursements. We anticipate that the majority of the increases in the other operating line items will continue. The decrease in the Non-Cash Stock Compensation expense is a function of the fair value of stock options issued. The decrease in bad debt expense of $37,000 resulted from the increase in the allowance for doubtful accounts in the quarter ended March 31, 2004. This adjustment was a result of a collection problem with one of the tenants that was resolved in the subsequent quarter ended June 30, 2004.

The Company’s total operating costs exceeded the tenant rental revenue for the nine months ended March 31, 2005 and 2004. The Company continues to closely scrutinize all discretionary spending. In addition, the Company continues to actively search for additional tenant revenue to eliminate these negative operating results. The Company continues to market the properties to prospective tenants. There can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. As a result, the Company’s operating results will be negatively impacted as long as the tenant rental revenue stream fails to cover existing operating costs.

For the three months ended March 31, 2005 total operating costs decreased $32,000 or 6% as compared to the three months ended March 31, 2004. Of this decrease, $26,000 was from Related Party expenses, primarily legal expenses and the balance of the decrease or $6,000 was composed of a large decrease in bad debt expense of $37,000, which was offset by increases in various operating expenses of $41,000. The large bad debt expense of $37,000 in the three months ended March 31, 2004 was due to the probability that the account balance from one of the Company’s tenants would not be collectible. In addition to the large bad debt expense, the Company’s legal expenses were higher in the three months ended March 31, 2004 as compared to the three months ended March 31, 2005 as a result of the costs associated in collecting the outstanding amounts due to the Company. The offset of these decreases was a result of various increases in operating expenses totaling $41,000. Of this increase, $12,000 was from waste water processing, $4,000 from repairs and maintenance, $6,000 in depreciation, in addition to various other smaller increases.

Interest Income. The Company generated $24,000 of interest income on its cash balances for the nine months ended March 31, 2005 and $18,000 for the nine months ended March 31, 2004. The interest income increased as a result of the increase in the cash balance of $494,000 and due to the increase in interest rates between years. As of March 31, 2005 and March 31, 2004, the respective interest rates on the invested cash balances was 2.49% and .92%.

Interest Expense. Historically, interest expense has consisted primarily of interest expense on mortgage debt and the changes in the value of the Company’s interest rate swap contract. However, as of December 1, 2003, the Company’s swap contract with its bank terminated. As a result, interest expense of $65,000 for the nine months ended March 31, 2005, consists solely of interest on the Company’s outstanding mortgage debt. This compares to $79,000 of interest expense, offset by a positive swap contract adjustment of $37,000 for the corresponding period in the prior year.

Other Income and Expense. The Company incurred a net increase in other income and expense of $24,000 as compared to the prior year. This increase is primarily a result of the loss on the sale of fixed assets of $24,000 in the nine months ended March 31, 2004. The other income of $21,000 and $20,000 for the nine months ended March 31, 2005 and March 31, 2004, respectively, was very comparable.

Income Taxes. The effective tax rate for the nine months ended March 31, 2005 increased to 30% from 23% for the nine months ended March 31, 2004. State income taxes and the effect of permanent differences on a small taxable loss accounted for the difference between the effective tax rate of 30% for the nine months ended March 31, 2005 and the combined statutory income tax rate of 40%. The change in the effective tax rates between periods is due to the fact that until the fourth quarter of fiscal 2004, the Company had provided a valuation allowance for all state net operating losses due to uncertainty as to their realizability. As of June 30, 2004, all existing valuation allowance against state net operating losses was reversed, as the Company believes that the market value of the Company’s property is well in excess of the carrying value of such property.

Liquidity and Capital Resources

The Company had cash of $1.8 million at March 31, 2005 (all of which was unrestricted), and current maturities of long-term debt of $1.6 million. As of December 31, 2004, the Company’s long-term debt was reclassified to a current liability as the $1.6 million note is due to the bank on December 1, 2005. The Company is reviewing its alternatives relative to the maturity of this debt. Although the Company incurred a net loss of $35,000 for the nine months ended March 31, 2005, it generated $206,000 of positive cash flow from operations. The Company experienced positive operating cash flow despite a decrease in cash from the payment of $142,000 of accrued expenses previously reserved on the books, of which $100,000 was for the repair of storm damage in a prior fiscal year. For the nine months ended March 31, 2005, the Company generated a total increase in cash of $495,000. This increase was primarily a result of the receipt of the stock subscription receivable of $400,000. This increase was partially offset by a decrease of $42,000 for principal payments on long-term debt and $69,000 of capital expenditures. The Company anticipates that its cash commitments for the next twelve months will consist of approximately $50,000 of capital expenditures and approximately $60,000 of principal debt reduction assuming the long-term debt is refinanced, and on comparable terms. The Company anticipates funding these expenditures through its cash from operating activities and its current cash balances. The Company is reviewing its alternatives relative to the December 1, 2005 maturity of the $1.6 million note.

The Company has completely funded its $3 million minority investment in the Series D preferred stock of MetroPCS Communications, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently has no derivative financial instruments that expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable and in changes in the fair value of its investment in MetroPCS Communications, Inc. As of March 31, 2005, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value. The Company believes the note payable approximates fair market value as the term to maturity is short (December 2005) and as a result of this short term maturity, the Company believes its exposure to market risk for significant changes in the variable interest rate (prime + .25%) will not be significant. It is impracticable for the Company to determine the fair value of the Company’s investment in MetroPCS Communications without incurring excessive costs. The Company accounts for its investment in MetroPCS Communications under the cost method, which was $3,001,200 as of March 31, 2005. The Company owns approximately 0.857% of the total outstanding shares of MetroPCS Communications' Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis.

Item 4. Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company's management, including the Chairman of the Board of Directors and Chief Financial Officer, do not expect that the Company's disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None
Item 5. Other Information

None

Item 6. Exhibits

3.1	Certificate of Incorporation of SonomaWest Holdings, Inc. dated September 10, 2004 (1)
Bylaws of SonomaWest Holdings, Inc. dated September 21, 2004 (1)
10.1	Agreement and Plan of Merger dated November 15, 2004 by and between SonomaWest Holdings, Inc., a California corporation and SonomaWest Holdings, Inc., a Delaware corporation (2)

31.1	Chairman of the Board Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chairman of the Board Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

(1)	Incorporated by reference from the registrant's Quarterly Report on Form 10-Q (File No. 000-01912) filed February 14, 2005.
(2)	Incorporated by reference from the registrant's Current Report on Form 8-K (File No. 000-01912) filed November 17, 2004.
*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005

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