Form 10-K
period 2005-06-30
SONOMAWEST HOLDINGS INC
filed 2005-09-28
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______ to _______.

Commission file number 0-1912

SONOMAWEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

California	94-1069729
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification Number)

2064 Highway 116 North, Sebastopol, California 95472
(Address of principal executive offices)

(707) 824-2534
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001 Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Aggregate market value of common stock held by non-affiliates based on the closing price of the registrant’s common stock on the Nasdaq SmallCap Market on December 31, 2003: $4,325,429. For the purposes of the foregoing calculations, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

As of September 20, 2005, there were 1,124,257 shares of common stock, par value $0.0001 per share, outstanding which is the only class of shares publicly traded.

Portions of the following document are incorporated by reference from the Registrant's Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before 120 days after the end of the 2005 fiscal year, including portions required under Part III of this report.

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

PART I

Item 1. Business

SonomaWest Holdings, Inc., formerly Vacu-dry Company (“SonomaWest” or the “Company”), was incorporated in 1946 and currently operates as a real estate management and rental company. The Company also holds an investment in MetroPCS Communications, Inc., a private telecommunications company. The Company's rental operations include industrial/agricultural property, some of which was formerly used in its discontinued businesses. This commercial property is now being rented to third parties. The Company’s primary business revenue is generated from the leasing of its two properties, located in Sebastopol, California.

The properties are leased to multiple tenants with leases varying in length from month-to-month to ten years. Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease. The Company requires that all tenants be covered by a lease. The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels.

Properties

The Company owns two properties together comprising 82 acres in West Sonoma County, approximately 56 miles north of San Francisco. The properties are four miles apart, north and south of the town of Sebastopol located in the "Russian River Valley" wine appellation district.

SonomaWest Industrial Park South. This property consists of 15.2 acres of land immediately south of Sebastopol at 1365 Gravenstein Highway South. It is in the City of Sebastopol’s sphere of influence. Improvements on the property consist of five connected buildings on a parcel approximately five acres in size with an aggregate of 84,724 square feet of leasable space under roof. The available space is suited for commercial rental. All buildings have fire sprinkler protection. Other features include ample parking, security and a location close to major north-south and east-west traffic arteries. In addition, there is 16,543 square feet of paved parking area. The property is zoned for "limited industrial" use, which means that permitted uses include agricultural/food processing, light industry, related office to support industrial tenant activities, warehousing or storage. Adjacent to these five acres are two additional undeveloped Company owned parcels approximately two acres and eight acres in size zoned "limited industrial" and "low density residential", respectively.

As of June 30, 2005, approximately 60% of the leasable space under roof had been leased to ten tenants on a month-to-month or longer-term basis. An additional 620 square feet of outside space has also been leased. Lease terms range from month-to-month to ten years with options to extend the lease term.

The following table sets forth information as of June 30, 2005, concerning future lease expirations and other data related to the South property. The table for the South property, and the similar table for the North property appearing below, assume that all current month-to-month leases continue unchanged throughout the periods presented in the table, and that there are no changes to the other leases other than expiration of the leases at the end of their stated terms.

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases	Annual Rent Represented by Remaining Long-term Leases	Percent of Annual Total Long-term and Monthly Gross Rent Represented by Remaining Long-term Leases South Property Only
2007	2	13,509	$55,359	50%
2007	2	5,417	$8,815	14%
2008	1	—	—	—
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—

The federal tax basis of the property is $312,354. The accumulated book depreciation is $1,000,208 and the book net carrying value is $281,228. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes. The real estate taxes for this property for the fiscal year ended June 30, 2005 were $14,899. The Company has no debt associated with this property.

SonomaWest Industrial Park North. This property consists of 66.4 acres of land approximately two miles north of Sebastopol at 2064 Gravenstein Highway North. Improvements on the property consist of 12 buildings located on approximately 27 acres with an aggregate of 306,170 square feet of leasable space under roof. In addition, there is 56,096 square feet of outside area that is currently leased. The balance of the property is dedicated to wastewater treatment and a large pond for fire protection. This property is zoned "diversified agriculture" in its entirety, which means that it can be used for agricultural/food processing, warehousing and related office space to support industrial tenant activities. SonomaWest is currently attempting to broaden the permitted uses of the 2064 Gravenstein Highway North property to allow other types of industrial activities, but there can be no assurance that such efforts will be successful. The existing use permit may restrict the types of tenants that could occupy the property, resulting in prolonged vacancy and/or lower rental rates and having a material adverse effect on the Company’s business, financial condition and results of operations.

As of June 30, 2005, 75% of the leasable space under roof had been leased to twenty-one tenants on a month-to-month or longer-term basis. An additional 56,096 square feet of outside space has also been leased. Leases range from month-to-month to ten years.

The following table sets forth information as of June 30, 2005, concerning future lease expirations and other data related to the North property:

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases	Annual Rent Represented by Remaining Long-term Leases	Percent of Annual Total Long-term and Monthly Gross Rent Represented by Remaining Long-term Leases North Property Only
2006	5	113,549	$551,216	68%
2007	4	69,045	$344,415	57%
2008	1	56,625	$192,857	43%
2009	2	34,279	$158,320	38%
2010	1	29,339	$143,755	36%
2011	—	29,339	$143,755	36%

The federal tax basis of the property is $1,618,277. The accumulated book depreciation is $4,449,993 and the book net carrying value is $1,178,476. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes. The real estate taxes for this property for the fiscal year ended June 30, 2005 were $54,365. The Company has a $1.6 million term loan and a $500,000 line of credit from a bank that is secured by this property.

The Company continues to market all of its properties. There can be no assurance that these marketing efforts will be successful, or that suitable tenants will be found on a timely basis. Significant, prolonged vacancies at the properties may have a material adverse impact on the Company’s business, financial condition and results of operations.

Effective September 1, 2005, the Company entered into a long-term lease with a new tenant. Initially the lease will cover 17,274 square feet at a total monthly income of $11,897 through October 31, 2006. Effective November 1, 2006, the leased space increases by 11,910 square feet and $8,099 of income per month. The lease expires on September 30, 2011. Under the terms of the lease, the Company will reimburse the new tenant for leasehold improvements up to $64,000. The above tables do not give effect to this new lease.

Other Assets

Investment in MetroPCS Communications, Inc.

Background. The Company also holds an investment in MetroPCS Communications, Inc. (“MetroPCS”), a privately held telecommunications company. As of December 10, 2003, the Company had completely funded its $3 million minority investment in the Series D Preferred Stock of MetroPCS. The Company owns less than one percent of the total outstanding shares of Series D Preferred Stock and less than one percent of the total outstanding capital stock of MetroPCS on an as-converted basis. The Company accounts for its investment in MetroPCS under the cost method.

On March 23, 2004, MetroPCS filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. On, July 13, 2004, a wholly-owned subsidiary of MetroPCS was merged with MetroPCS, Inc. As a result, MetroPCS, Inc. became a wholly-owned subsidiary of MetroPCS and all of the outstanding shares of MetroPCS, Inc. were exchanged for shares of MetroPCS, including the Company's Series D Preferred Stock. On July 28, 2004, MetroPCS announced that it had determined not to proceed at that time with the planned initial public offering of common stock pending a review of certain accounting issues that had come to its attention relating to its previously disclosed financial statements. On August 12, 2004, MetroPCS formally withdrew the registration statement. On June 6, 2005, MetroPCS filed a Form 15 with the Securities and Exchange Commission, terminating its registration as a reporting company under the Securities Exchange Act of 1934. The Board of Directors of SonomaWest Holdings continues to actively monitor this investment in order to maximize shareholder value.  The Company has no relationships with MetroPCS Communications other than its investment. Craig Stapleton, the Company’s largest stockholder and the father of Walker R. Stapleton, the President and Chief Executive Officer of the Company, is a shareholder of MetroPCS. A director of the Company has a small indirect beneficial ownership interest in MetroPCS Communications stock.

Recent Developments. On September 26, 2005, the Company tendered approximately 20% of the shares of MetroPCS Series D Preferred Stock that it holds in response to a tender offer by certain third parties to purchase shares of MetroPCS Series D Preferred Stock and common stock. The Company’s total investment in all of the MetroPCS shares that it holds is approximately $3 million, and the price per share offered in the tender offer is approximately three times the original investment amount per share paid by the Company for its MetroPCS shares, including the cumulative unpaid dividends of $562,529 as of June 30, 2005. If all shares tendered by the Company were accepted, the Company estimates that gross proceeds to the Company from sale of the shares would be approximately $1.8 million. The Company’s net operating losses will offset most of the gain recognized for federal and state tax purposes from the sale of the MetroPCS shares.

The tender offer is complex, the completion of the tender offer is subject to a variety of terms, conditions and uncertainties, and the number of shares, if any, that will be purchased from the Company pursuant to the tender offer is subject to possible reduction pursuant to the terms of the tender offer and to the other conditions of the offer. There can be no assurance that the tender offer will be completed or that all shares tendered by the Company will be accepted. The tender offer is scheduled to expire on September 29, 2005, and completion is expected to occur shortly thereafter, subject to the other terms and conditions of the offer, including the offerors’ ability to extend the offer into early November 2005 in certain circumstances.

The Company believes that the MetroPCS shares it has elected not to tender continue to represent an attractive investment opportunity for the Company and its stockholders. However, there can be no assurance that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price.

Rights of the Series D Preferred Stock. The Series D Preferred Stock is entitled to receive cumulative annual dividends, prior to all other securities except the Series C Preferred Stock, equal to 6% per annum of the liquidation value of the shares (initially equal to $100 per share and subject to adjustment). No dividends have been declared to date, but as of June 30, 2005, $562,529 of unpaid dividends has accrued with respect to the shares of Series D Preferred Stock owned by the Company.

The Series D Preferred Stock is convertible at the option of the holders thereof or automatically upon (i) an initial public offering which results in gross proceeds of at least $50 million and yields an adjusted equity valuation of two times the liquidation value of the Series D Preferred Stock; (ii) the trading on a national securities exchange for a 30-day consecutive period at a price which implies a valuation of the Series D Preferred Stock in excess of twice the aggregate initial purchase price; or (iii) a date specified by holders of 66-2/3% of the then outstanding Series D Preferred Stock. There is a weighted average adjustment to the conversion price in the event of certain additional issuances of Common Stock (of any class) or securities convertible into Common Stock (of any class).

The Series D Preferred Stock votes together on an as-converted basis with the Class C Common Stock on most matters. Certain matters affecting the Series D Preferred Stock require a separate vote of the Series D Preferred Stock. The holders of Series D Preferred Stock as a class are entitled to nominate one director to the Board of Directors.

The Series D Preferred Stock is entitled to payment along with the Series C Preferred Stock of its liquidation preference prior to payment to any other class of securities (other than the Series C Preferred Stock). The per share liquidation price for the Series D Preferred Stock is $100 per share (the original purchase price) plus the greater of accrued and unpaid dividends and the amount that would have been paid in respect of each share had such share been converted to Common Stock immediately prior to the liquidation event. Upon the occurrence of certain events, the Series D Preferred Stock must be redeemed by MetroPCS at a price equal to the liquidation value plus accrued and unpaid dividends.

Other Information

For the year ended June 30, 2005, the Company operated in one reportable segment, real estate management and rental operations. The Company’s business is not seasonal and does not require significant working capital. The Company does not engage in or make any expenditures with respect to research and development activities. Revenue from tenants resulting from the Company’s leasing activities is generally payable either on the 1st or 15th day of the month. For the year ended June 30, 2005, Benziger Family Winery and Manzana Products Company, Inc. accounted for 16% and 11% of the Company’s revenue, respectively.

Competition

The Company competes with numerous commercial property landlords which offer warehouse, manufacturing and food processing properties in the greater Petaluma/Santa Rosa area, located in central to southern Sonoma County of California. Obtaining new tenants for our properties generally requires a tenant to relocate from an existing rental property of a competitor. The Company believes that its northern property enjoys a competitive advantage over other similarly situated properties with respect to certain kinds of potential tenants because of the wastewater treatment facility located on the property, which is well suited for tenants involved in the food processing industry and more particularly the wine processing industry. The Company believes that its rental rates for both of its northern and southern properties are competitively priced relative to comparable property on the market. Some of the Company's competitors enjoy the advantage that their properties are newer than the Company's properties. The Company generally competes on the basis of location, price, service and tenant improvements, including the northern property's wastewater treatment facility.

Environmental Matters

The Company believes it has complied in all material respects with all material governmental regulations regarding protection of the environment. In connection with the renewal of its wastewater permit (issued by the State of California), the Company was required to modify its wastewater system to separate domestic waste from its processed wastewater. As a result, the Company has made changes to comply with these regulations and has incurred related capital expenditures of $2,252 during the 2005 fiscal year and $172,736 on the total project. The Company estimates that it will incur an additional approximately $2,630 to complete this project in fiscal 2006. In addition to the wastewater permit, the Company anticipates spending approximately $13,000 to comply with the requirements of regulatory agencies for the remediation of the remaining contaminates at the location of a former underground storage tank. All of these costs are reimbursable through the State of California. In addition to these capital expenditures, the Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances, if any, that might be located on or in its properties in the future. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. Other federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

Insurance

The Company maintains workers compensation, commercial general liability, property, extended coverage and rental loss insurance. While management feels the limits and coverage are adequate relative to the related risks, there is no assurance that this insurance will be adequate to protect the Company from all unforeseen occurrences. The Company's property insurance policy has a $50,000 deductible.

Employees

The Company currently employs five employees in a management or staff capacity, none of whom is covered under a collective bargaining agreement.

Certain Factors

In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K.

Factors Related to Real Estate Industry Segment.

We have a limited operating history in the real estate industry and consequently face significant risks and challenges in building our business.

While we have managed real estate and facilities issues for many years, it has only been in recent years that we have shifted our primary business focus to that business segment and its activities. In addition, we have outsourced some of our functions relating to managing our properties. While we believe we have sufficient experience, resources and personnel to manage our properties effectively, we do not have a long history that demonstrates such effectiveness and there is no assurance that we will be successful.

Our properties depend upon the Northern California and particularly the Sonoma County economy.

All of our rental revenues come from two properties located in Northern California and more particularly Sonoma County. Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties. These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics and property damage resulting from seismic activity. The geographical concentration of our properties may expose us to greater economic risks than if we owned properties in several geographic regions. Any adverse economic or real estate developments in the Sonoma County region could adversely impact our financial condition, results from operations, cash flows, quoted per share trading price of our common stock and ability to satisfy our debt service obligations. The economic environment in Sonoma County has improved since last year. As part of this improvement, we anticipate the commercial, industrial and office markets in Sonoma County will also experience positive effects from this recovery. There is no assurance, however, that the market will significantly improve in the near future.

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

We carry commercial general liability, property, extended coverage and rental loss insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry earthquake coverage. We do not carry insurance for generally uninsurable losses such as pollution, contamination, asbestos and seepage. Some of our policies are subject to limitations involving large deductibles or co-payments and policy limits. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

Downturns in tenants’ businesses may reduce our cash flow.

For the year ended June 30, 2005, we derived all of our revenues from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our tenants could adversely impact our financial condition, results from operations, cash flow, the quoted per share trading price of our common stock and the ability to satisfy any debt service obligations. Although we have not experienced material losses from tenant bankruptcies, tenants could file for bankruptcy protection in the future.

We may be unable to renew leases or re-let space as leases expire.

As of June 30, 2005, not taking into account month-to-month leases, leases representing approximately 49% and 21% of the square footage of our properties will expire in 2006 and 2007, respectively. If leases expire with above market rental rates we may be forced to renew or re-lease such expiring leases at rates below the existing rental rates. We cannot give any assurance that leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current rental rates. If the rental rates for our properties decrease, existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space, our financial position, results of operations, cash flow, quoted per share trading price of our common stock and ability to satisfy our debt service obligations would be adversely affected.

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

We rely on two major tenants for a significant portion of our rental revenues.

Benziger Family Winery accounted for 16%, 18% and 19% of the Company’s rental revenues for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. In addition, Benziger Family Winery accounted for 28% and 23% of the accounts receivable balance as of the fiscal years ended June 30, 2005 and 2004, respectively.  The lease for this tenant expires in fiscal year 2006 and, unless the term is extended or the lease is re-negotiated, the lease may be terminated. The loss of Benziger Family Winery as a tenant would have a material adverse effect on our operating results. At June 30, 2005 and 2004, all rental amounts owing by Benziger Family Winery were payable within the normal billing cycle and were not past due.

Manzana Products Company, Inc. accounted for 11% of the Company’s rental revenues for the fiscal year ended June 30, 2005 and less than 10 % for the fiscal years ended June 30, 2004 and 2003, respectively. In addition, Manzana Products Company, Inc., accounted for less than 1 % and 7 % of the accounts receivable balance as of the fiscal years ended June 30, 2005 and 2004, respectively. The lease for this tenant expires in fiscal year 2006 and, unless the term is extended or the lease is re-negotiated, the lease may be terminated. The loss of Manzana Products Company, Inc. as a tenant would have a material adverse effect on our operating results. At June 30, 2005 and 2004, all rental amounts owing by Manzana Products Company, Inc. were payable within the normal billing cycle and were not past due.

Factors Related to Investments

Our investment in MetroPCS Communications, Inc., is subject to several risks, including lack of liquidity.

As of December 10, 2003, the Company had completely funded its $3 million minority investment in the Series D Preferred Stock of MetroPCS Communications, Inc., a privately held telecommunications company. The wireless industry is unsettled, highly competitive and is marked by rapidly developing and expanding technologies, which present some risks. Even though management believes that the investment in MetroPCS Communications represents an attractive opportunity for the Company and will ultimately provide a positive return to the Company, there is no assurance that this will occur. Similarly, there is no certainty that MetroPCS will ever become a public company or that a market will develop in the future for MetroPCS securities, and the Company may not be able to achieve liquidity for its investment. See “Business - Other Assets -- Recent Developments” and Note 8 to the financial statements appearing elsewhere herein for information concerning certain recent developments relating to our investment in MetroPCS Communications.

Our investment in MetroPCS Communications is our only securities investment other than short-term investments pursuant to our cash management policies. Shareholders in the Company do not have the benefits that would result from a diversified portfolio of investments. Even though management believes that the investment in MetroPCS Communications will ultimately provide a positive return to the Company, the loss of our investment in MetroPCS Communications could have a material adverse effect on our business, financial condition and results of operations.

Factors Relating to Our Stock

Our stock price and trading volume could be volatile.

 Our stock price has from time to time experienced significant price and volume fluctuations. For example, during fiscal 2005, the high and low sales prices for our common stock were $15.00 and $7.52, respectively. Since becoming a public company, our stock price has fluctuated in conjunction with the stock markets generally and sometimes on matters more specific to the Company. Our stock price may continue to experience significant price and volume fluctuations.

During fiscal 2005, our common stock was listed on the Nasdaq SmallCap Market. The common stock stopped trading on the Nasdaq SmallCap Market in August 2005, and is currently trading in the over-the-counter “pink sheets.” Continued trading on the pink sheets could reduce the liquidity of our common stock, cause certain investors not to trade in our common stock and result in a lower stock price. The daily trading volume in the common stock is typically low. Sales of a significant number of shares into the public markets, particularly in light of our relatively small trading volume, may negatively affect our stock price.

Item 2. Properties

The principal administrative offices of the Company are located at 2064 Highway 116 North, Sebastopol, California. The administrative offices occupy a small portion of this Company-owned property. The Company believes its office space is adequate for its current needs.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock was traded on the Nasdaq SmallCap Market (symbol: SWHI) until August 10, 2005, when the common stock was delisted from the Nasdaq SmallCap Market and began trading on the over-the-counter “pink sheets” under the symbol “SWHI.PK.”

The quarterly high and low sales prices for the last two fiscal years were as follows:
Quarter Ending	Low	High
9/30/03	4.65	8.20
12/31/03	6.76	13.30
3/31/04	7.78	9.25
6/30/04	9.02	11.05
9/30/04	8.34	11.68
12/31/04	9.50	11.73
3/31/05	10.51	12.98
6/30/05	7.52	15.00

The above quotations were obtained from the Yahoo Finance Historical Quotes Online website.

On September 20, 2005, there were approximately 637 registered holders of common stock. On that date, the average of the high and low sales price per share of the Company’s stock was $8.50.

The Company has not paid dividends on its common stock within the last 16 years. Even if its future operations result in increased profitability, as to which there can be no assurance, there is no present anticipation that dividends will be paid. The Company expects that any future earnings will be applied toward the further development of the Company's business, although the Company may in the future consider distribution of future earnings or gains from sale of assets in whole or in part to the shareholders.

The Company's equity plan information required by this Item is incorporated by reference from the information under the heading "Equity Compensation Plan Information" in the Company's proxy statement for its Annual Meeting of Stockholders to be held on October 26, 2005.

Item 6. Selected Financial Data.

The following is a table of selected financial data of the Company for the last five years:

YEAR ENDED JUNE 30 (in thousands, except per share amounts)

	2005	2004	2003	2002	2001
Total revenues (1)	$2,289	$2,050	$1,841	$1,664	$1,371

Net earnings (loss) from continuing operations	4	62	(202)	(511)	(355)
Net earnings from discontinued operations	—	—	127	16	161
Net earnings (loss)	4	62	(75)	(495)	(194)
Earnings (loss) per share from continuing operations
Basic	0.00	0.06	(0.18)	(0.49)	(0.27)
Diluted	0.00	0.05	(0.18)	(0.49)	(0.27)
Earnings per share from discontinued operations
Basic	—	—	0.11	0.02	0.12
Diluted	—	—	0.11	0.02	0.12
Earnings (loss) per share
Basic	0.00	0.06	(0.07)	(0.47)	(0.15)
Diluted	0.00	0.05	(0.07)	(0.47)	(0.15)
Total Assets	7,272	7,006	7,126	7,470	7,687
Long Term Debt	1,546	1,620	—	1,856	1,917

(1)
After the sale of the Company’s apple-based industrial ingredient business and the discontinuation of its organic packaged goods business in fiscal 2000, the Selected Financial Data presented above was reformatted to reflect this discontinuation in the ongoing business of the Company. As a result, this table now reflects the ongoing real estate business as continuing operations and the financial results from the discontinuation of its industrial ingredients and organic packaged goods business as discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW

The Company’s business consists of its real estate management and rental operations. The Company also owns a minority investment in the Series D Preferred Stock of a private telecommunications company, MetroPCS Communications, Inc.

In 2000 and 2001, the Company liquidated its fruit processing operations, but continued to hold its real estate and other assets. Thereafter, an opportunity was made available to the Company to invest in MetroPCS Communications, Inc., which has operations, in part, in Northern California. The Company believed and continues to believe that acquiring the Series D Preferred Stock was a good investment, which provided a diversification of its assets.

The Company's rental operations include industrial/agricultural property, some of which was formerly used in its discontinued businesses. This commercial property is now being rented to third parties. The Company’s primary business revenue is generated from the leasing of its two properties, located in Sebastopol, California.

The properties are leased to multiple tenants with leases varying in length from month-to-month to ten years. Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease. The Company requires that all tenants be covered by a lease. The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels. The Company has no tenant related reimbursements that are not part of tenant lease agreements.

The Company accounts for its investment in MetroPCS Communications under the cost method. The Company’s interest in the Series D Preferred Stock is less than one percent of the outstanding MetroPCS Series D Preferred Stock and less than one percent of the outstanding MetroPCS common stock on an as-converted basis.

RESULTS OF OPERATIONS

The Company’s business operations consist of its rental operations, real estate management and an investment in MetroPCS. See Item 2, Properties, above for a further discussion of the Company’s real estate operations.

FISCAL 2005 COMPARED TO FISCAL 2004

Rental Revenue. The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties have a combined leasable area of approximately 447,610 square feet (390,894 under roof and 56,716 outside) on 82 acres of land. As of the end of fiscal year 2005, there were 31 tenants with leases covering 338,214 square feet of leasable space (281,498 under roof and 56,716 outside) or 76% of the total leasable area. As of the end of fiscal 2004, there were 27 tenants with leases that comprised 326,014 square feet of leasable space (254,017 under roof and 71,997 outside) or 70% of the total leasable area of 462,707 square feet (390,710 under roof and 71,997 outside).

Fiscal 2005 rental revenue increased $193,000 or 12% from $1,637,000 in fiscal 2004 to $1,830,000 in fiscal 2005. Overall the rental rates for space under roof remained relatively the same. The additional occupancy accounted for the increase in the revenue between fiscal years. While the Company continues to market the properties to prospective tenants, there can be no assurance that tenants will be found in the near term or at rates comparable with existing leases. The Company’s operating results can be negatively impacted when the tenant rental revenue stream fails to cover existing operating costs.

Tenant Reimbursements. Reimbursements received from tenants of certain costs are recognized as tenant reimbursement revenues. For the fiscal year 2005, tenant reimbursements increased $46,000 or 11% as compared to fiscal year 2004. Such reimbursements related primarily to utility costs. The Company’s costs for such items are passed along to the tenants at the Company’s cost. The majority of the increase is a result of additional energy consumption by tenants. The combined impact of electric and gas rate changes were relatively minor.

Operating Costs. Total operating costs consist of direct costs related to continuing operations and all general corporate costs. Fiscal 2005 total operating costs of $2,223,000, increased $163,000 or 8% from $2,060,000 in fiscal 2004. Of this increase, operating costs increased $203,000 and operating costs-related party decreased $40,000. The increase of $203,000 in operating costs was a result of higher expenses in 2005 for repairs and maintenance of $115,000, utilities of $41,000, board of director fees of $26,000, development of property of $28,000, salaries and related costs of 21,000, depreciation of $19,000, amortization expense of $11,000 and other of $23,000. These increases were offset by decreases in non-cash stock compensation of $20,000, insurance of $10,000 and a decrease in repairs of maintenance of $51,000 as a result of payment by a tenant of expenses accrued in a prior period. The large increase in repairs and maintenance was a result of additional painting ($60,000), roofing ($24,000), flooring ($16,000) and other miscellaneous expenditures ($15,000). The Company anticipates a comparable level of repairs and maintenance in 2006. The increase in utilities was primarily a result of an increase in usage. The Company does not anticipate a reduction in usage in 2006. The increase in board of director fees was due to an increase in the fees paid to board members per meeting in 2005, and the number of meetings held during the 2005 fiscal year. The increase in the expenses for the development of the property was a result of the filing of our application with the County of Sonoma to broaden the permitted industrial/agricultural uses of the property. We do not anticipate these expenses increasing in 2006. Salaries and related costs will increase in fiscal year 2006 as a result of, among other factors, compensation arrangements relating to the appointment on June 16, 2005 of Walker R. Stapleton as the President and Chief Executive Officer of the Company.

Effective July 1, 2002, the Company elected to account for all prospective stock options in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” During the first quarter of fiscal 2005 the Company incurred a charge against continuing operations of $9,600 related to the issuance of 1,700 fully vested stock options to officers and specific employees of the Company. During the first quarter of fiscal 2004 the Company incurred a charge against continuing operations of $34,000 related to the issuance of 24,200 fully vested stock options to the directors, officers and specific employees of the Company.

The decrease of $40,000 in operating costs—related party, was primarily a result of decreases in related party legal costs incurred in legal and strategic planning. The Company continues to closely scrutinize all discretionary spending. Efforts to reduce and/or maintain expenses continue to be an important focus of the Company.

Interest Income. In fiscal 2005 the Company generated $41,000 of interest income on its cash balances, compared to $25,000 in fiscal 2004. The increase in interest income in fiscal 2005 was a result of an increase in the available invested cash and slightly higher interest rates.

Interest Expense. Interest expense consists primarily of interest expense on mortgage debt. For fiscal 2005, the Company incurred $90,000 of interest expense. This compares to $60,000 in fiscal 2004, which was a combination of $97,000 of interest expense and reduction of expense of $37,000 from a positive swap contract adjustment of $37,000. As of December 1, 2003, the Company’s swap contract with its bank terminated.

Other Income and Expense. In fiscal 2005 the Company incurred a net profit of $24,000 from other income and expense. This was comprised of a gain related to the final payment on the sale of discontinued inventory and assets of $12,000 and other income from the sale of bins, boxes and a metal bridge of $12,000. In fiscal 2004 the Company incurred a net loss of $4,000 from other income and expense. This was comprised of a loss on the sale of fixed assets of $24,000, which was partially offset by other income of $20,000.

Income Taxes. The effective tax rate changed from a benefit of 227% in fiscal 2004 to a provision of 82% in fiscal 2005. The 2005 provision is larger than the combined federal and state tax rate of 40% as a result of the impact of permanent book tax differences on a small amount of pre-tax income. The large benefit percentage in fiscal 2004 was a result of the elimination of the valuation allowance on state net operating losses. Though the Company has reported taxable losses until 2005, as of the end of fiscal 2004 management believed that the pending initial public offering of MetroPCS was expected to result in significant realized investment gains as the Company planned to sell a portion of its investment upon completion of the aforementioned initial public offering. Consequently, management believed that it was more likely than not that the Company would generate sufficient taxable income in the foreseeable future, allowing the utilization of 100% of its deferred tax assets. As a result, the valuation allowance was reversed in fiscal 2004. Although the initial public offering was later withdrawn, management still believes that a future realizable gain on the investment in MetroPCS is probable.

FISCAL 2004 COMPARED TO FISCAL 2003

Rental Revenue. The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties have a combined leasable area of approximately 477,509 square feet (390,710 under roof and 86,799 outside) on 82 acres of land. As of the end of fiscal year 2004, there were 27 leases covering 326,014 square feet of leasable space (254,017 under roof and 71,997 outside) or 68% of the total leasable area. As of the end of fiscal 2003, there were 27 leases that comprised 292,785 square feet of leasable space (227,058 under roof and 65,727 outside) or 64% of the total leasable area of 455,597 square feet (389,870 under roof and 65,727 outside). Fiscal 2004 rental revenue increased $123,000 or 8% from $1,514,000 in fiscal 2003 to $1,637,000 in fiscal 2004. Overall the rental rates for space under roof remained relatively the same. The additional occupancy accounted for the increase in the revenue between fiscal years. Rental revenue did not cover all operating costs and interest expense, yielding deficits of $49,000 and $301,000 in fiscal years 2004 and 2003, respectively.

Tenant Reimbursements. For the fiscal year 2004, tenant reimbursements increased $86,000 or 26% as compared to fiscal year 2003. Such reimbursements related primarily to utility costs. The Company’s costs for such items are passed along to the tenants at the Company’s cost. The majority of the increase was a result of additional energy consumption by tenants. The combined impact of electric and gas rate changes were relatively minor.

Operating Costs. Total operating costs consist of direct costs related to continuing operations and all general corporate costs. Fiscal 2004 total operating costs of $2,060,000, decreased $18,000 or 1% from $2,078,000 in fiscal 2003. This decrease of $18,000 was a result of a decrease of $178,000 due to property damages from winter storms of $100,000 during fiscal 2003 that did not recur in fiscal 2004 and decreased repairs and maintenance of $89,000, offset by an increase of $160,000 in related party legal costs incurred in strategic planning.

Interest Income. In fiscal 2004 the Company generated $25,000 of interest income on its cash balances, compared to $46,000 in fiscal 2003. The lower interest income in fiscal 2004 was a result of a decrease in the available invested cash and slightly lower interest rates.

Interest Expense. Interest expense consists primarily of interest expense on mortgage debt and the change in the value of the Company’s interest rate swap contract. For fiscal year 2004, the Company incurred $97,000 of interest expense and recorded a positive swap contract adjustment upon the termination of the swap of $37,000. This compares to $140,000 of interest expense and a positive swap contract adjustment of $34,000 for the corresponding period in the prior year. As of December 1, 2004, the Company’s swap contract with its bank terminated.

Other Income and Expense. In fiscal 2004 the Company incurred a net loss of $4,000 from other income and expense. This was comprised of a loss on the sale of fixed assets of $24,000, which was partially offset by other income of $20,000 from multiple sources. In fiscal 2003, the Company incurred $4,000 of other expenses.

Income Taxes. The effective tax (benefit) rate changed from a provision of 17% in fiscal 2003 to a benefit of 227% in fiscal 2004. The large benefit percentage in fiscal 2004 was a result of the elimination of the valuation allowance on state net operating losses. In fiscal 2003 the provision percentage of 17% was lower than the normal combined rate of 40%, as a result of the valuation allowance placed on state deferred tax assets due to the uncertainty at that time of the future realization of such deferred tax assets and future taxable income against which the state net operating losses could be offset.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $1.9 million at June 30, 2005, and current maturities of long-term debt of $74,000. The Company has refinanced its long-term debt of $1.6 million, in addition to securing a $500,00 line of credit from a bank. The increase in the cash balance of $531,000, from $1,348,000 at June 30, 2004 to $1,879,000 at June 30, 2005, was a result of the receipt of the stock subscription receivable of $400,000 and cash provided by continuing operations of $258,000. This increase was partially offset by a decrease of $71,000 of capital expenditures and $56,000 for principal payments on long-term debt.

The Company has a credit agreement with a bank providing for a term loan of approximately $1.6 million. The term note relating to the long-term debt bears interest at the bank’s prime rate plus .25% with monthly principal payments of approximately $4,600 beginning April 1, 2004 with a final installment of the remaining principal due on December 1, 2005. The note is secured by a first deed of trust on the Company’s property located at 1365 Gravenstein Highway South, Sebastopol, California. As of June 30, 2005 the Company’s debt service coverage ratio was 1.57 to 1, which is greater than the required minimum of 1.25 to 1 under the then-existing credit agreement as of June 30, 2005. The Company is in discussions with the bank concerning reviewing its credit facility and refinancing the long-term debt under the facility, and expects to execute definitive documents with its bank in the near future.

The Company anticipates that material fiscal 2006 cash commitments will include $74,000 of principal debt reduction and approximately $239,000 of capital expenditures. The Company anticipates funding these payments out of operating activities and its existing cash balance. The Company believes that its existing resources, together with anticipated cash from operating activities, will be sufficient to satisfy its current and projected cash requirements for at least the next 12 months. The Company holds certain cash and cash equivalents for non-trading purposes that are sensitive to changes in the interest rate market. The Company does not believe that changes in the interest rate market affecting these financial instruments will have a material impact, either favorable or unfavorable, on its financial position or results of operations. Except as described in Note 1 to the financial statements included in this Report, under the heading “Derivatives,” the Company has not in the past engaged in transactions requiring the use of derivative financial instruments either for hedging or speculative purposes, and has no plans to do so in the future.

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the financial statements). The Company believes that of its significant accounting policies (see Note 1 to the financial statements), the following may involve a higher degree of judgment and complexity.

The most critical accounting policies were determined to be those related to: valuation of the Company’s investment in MetroPCS Communications and the valuation allowances on deferred tax assets.

Valuation of investment in MetroPCS Communications

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $3,001,200 as of June 30, 2005 and June 30, 2004. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on information that we request from MetroPCS. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is no longer subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. It is impracticable for the Company to determine the fair value of the Company’s investment in MetroPCS without incurring excessive costs. However, the price per share offered in the tender offer recently received by the Company relating to its MetroPCS shares is approximately three times the original $3 million investment amount paid by the Company for its MetroPCS shares, including the cumulative unpaid dividends of $562,529 as of June 30, 2005. See “Business—Other Assets—Recent Developments” for recent information concerning the MetroPCS shares owned by the Company.

The Company owns less than one percent of the total outstanding shares of MetroPCS’ Series D Preferred Stock and less than one percent of its total outstanding capital stock on an as-converted basis. In its annual report on Form 10-K for the year ended December 31, 2003, MetroPCS reported on its consolidated balance sheet total assets of $902,494,000, revenues of $459,482,000, net income of $1,817,000, total stockholder’s equity of $84,888,000, and Series D Preferred Stock of $379,401,000. On June 6, 2005, MetroPCS filed a Form 15 with the Securities and Exchange Commission, terminating its registration as a reporting company under the Securities Exchange Act of 1934. If as a result of its review of information available to the Company regarding MetroPCS, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to “loss on investments” in the consolidated statements of operations.

Valuation Allowance on Deferred Taxes

The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company’s previous losses have generated federal tax net operating losses ("NOLs") which have been carried back to offset prior years’ taxable income. As of June 30, 2002 the Company carried back all of its remaining allowable NOLs. After the carryback of the June 30, 2002 federal NOL, the Company cannot carry back any more losses to prior years and as a result any losses incurred subsequent to June 30, 2002 will be carried over to offset future taxable income. California state income tax law does not allow corporations to carry back their NOLs, and corporations can only carry forward a portion of the NOLs to future years to offset net operating profits. Furthermore, state net operating losses will begin to expire in fiscal 2012. At June 30, 2005 and 2004, the Company had recorded, net deferred tax assets of $457,000 and $494,000, respectively.

MINIMUM LEASE INCOME

The Company has been leasing warehouse space, generating revenues of $1,830,000 in 2005, $1,637,000 in 2004 and $1,514,000 in 2003. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of June 30, 2005, assuming none of the existing leases is renewed or no additional space is leased, the following will be the future minimum lease income (in thousands):

Year Ending June 30
2006	$1,312
2007	607
2008	353
2009	193
2010	158
Thereafter	449
Total	$3,072

Item 8. Financial Statements and Supplementary Data.

See Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
SonomaWest Holdings, Inc.:

We have audited the accompanying balance sheets of SonomaWest Holdings, Inc. (a Delaware corporation) as of June 30, 2005, 2004 and 2003, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule III for each of the three years in the period ended June 30, 2005.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

GRANT THORNTON LLP

San Francisco, California,
July 21, 2005

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2005 AND 2004
(AMOUNTS IN THOUSANDS)

ASSETS	2005	2004
CURRENT ASSETS:
Cash	$1,879	$1,348
Accounts receivable	123	131
Other receivables	13	33
Interest receivable - Related party	—	3
Prepaid expenses and other assets	129	135
Current deferred income taxes, net	298	77
Total current assets	2,442	1,727
RENTAL PROPERTY, net	1,553	1,698
INVESTMENT, at cost	3,001	3,001
DEFERRED INCOME TAXES	159	417
PREPAID COMMISSIONS AND OTHER ASSETS	117	163
Total assets	$7,272	$7,006
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,620	$56
Accounts payable	121	127
Accrued payroll and related liabilities	31	33
Accrued expenses	76	241
Unearned rents and deposits	364	287
Total current liabilities	2,212	744
LONG-TERM DEBT, net of current maturities	—	1,620
OTHER LONG-TERM LIABILITIES	131	131
Total liabilities	2,343	2,495
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares outstanding	—	—
Common stock: 5,000 shares authorized, no par value; 1,114 and 1,114 shares
outstanding at June 30 2005 and 2004, respectively	2,770	2,756
Stock subscription receivable - Related Party	—	(400)
Retained earnings	2,159	2,155
Total shareholders’ equity	4,929	4,511
Total liabilities and shareholders’ equity	$7,272	$7,006

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2005	2004	2003
RENTAL REVENUE	$1,830	$1,637	$1,514
TENANT REIMBURSEMENTS	459	413	327
TOTAL REVENUE	$2,289	$2,050	$1,841

OPERATING COSTS	1,862	1,659	1,837
OPERATING COSTS - RELATED PARTY	361	401	241
TOTAL OPERATING COSTS	2,223	2,060	2,078
OPERATING INCOME (LOSS)	66	(10)	(237)
INTEREST INCOME	41	25	46
INTEREST EXPENSE	(90)	(60)	(106)
OTHER INCOME AND EXPENSE	24	(4)	(4)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41	(49)	(301)
INCOME TAX PROVISION (BENEFIT)	37	(111)	(99)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	4	62	(202)

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	177
DISCONTINUED OPERATIONS - RELATED PARTY EXPENSES, NET OF INCOME TAXES	—	—	(50)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	127
NET INCOME (LOSS)	$4	$62	$(75)
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,114	1,109	1,105
Diluted	1,151	1,128	1,105
EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations:
Basic	$0.00	$0.06	$(0.18)
Diluted	$0.00	$0.05	$(0.18)
Discontinued operations:
Basic	$—	$—	$0.11
Diluted	$—	$—	$0.11
Net income (loss):
Basic	$0.00	$0.06	$(0.07)
Diluted	$0.00	$0.05	$(0.07)

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003
(AMOUNTS IN THOUSANDS)

	Common Stock

	Number of Shares	Amount	Stock Subscriptions Receivable	Retained Earnings	Total Shareholders’ Equity

BALANCE, JUNE 30, 2002	1,105	$2,633	$(400)	$2,168	$4,401
Net loss	—	—	—	(75)	(75)
Non-cash stock compensation	—	42	—	—	42

BALANCE, JUNE 30, 2003	1,105	$2,675	$(400)	$2,093	$4,368

Net income	—	—	—	62	62
Non-cash stock compensation	—	34	—	—	34
Exercise of stock options	9	47	—	—	47

BALANCE, JUNE 30, 2004	1,114	$2,756	$(400)	$2,155	$4,511

Net income	—	—	—	4	4
Repayment of stock subscription receivable	—	—	400	—	400
Non-cash stock compensation	—	14	—	—	14

BALANCE, JUNE 30, 2005	1,114	$2,770	—	$2,159	$4,929

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003
(AMOUNTS IN THOUSANDS)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4	$62	$(75)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on the disposition of fixed assets	—	24	7
Income from discontinued operations, net	—	—	(127)
Non-cash stock compensation charge	14	34	42
Depreciation and amortization expense	216	198	293
Changes in assets and liabilities:
Accounts receivable, net	8	5	(18)
Other receivables	20	(21)	5
Interest receivable - Related party	3	—	—
Prepaid income taxes	—	—	75
Prepaid expenses and other assets	6	10	(24)
Deferred income tax provision (benefit)	37	(111)	(17)
Prepaid commissions and other assets	46	(82)	1
Accounts payable and accrued expenses	(171)	(11)	73
Accrued payroll and related liabilities	(2)	(71)	(149)
Unearned rents and deposits	77	—	5
	254	(25)	166
Net cash provided by continuing operations	258	37	91
Net cash used in discontinued operations	—	—	(53)
Net cash provided by operating activities	258	37	38
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	—	7	—
Capital expenditures	(71)	(196)	(114)
Investment in MetroPCS	—	(305)	(1,294)
Net cash used in investing activities	(71)	(494)	(1,408)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	—	1,690	—
Repayment of debt	—	(1,813)	—
Principal payments of long-term debt	(56)	(58)	(60)
Proceeds from repayment of stock subscription receivable - Related Party	400	—	—
Exercise of common stock options	—	47	—
Net cash provided by (used in) financing activities	344	(134)	(60)
NET INCREASE (DECREASE) IN CASH	531	(591)	(1,430)
CASH AT BEGINNING OF YEAR (of which $600 was restricted in 2002)	1,348	1,939	3,369
CASH AT END OF YEAR	$1,879	$1,348	$1,939

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005, 2004 and 2003

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SonomaWest Holdings, Inc., formerly Vacu-dry Company (“SonomaWest” or the “Company”) was incorporated in 1946 and currently operates as a real estate management and rental company with an investment in MetroPCS Communications, Inc., a privately held telecommunications company. The Company's rental operations include industrial/agricultural property, some of which was formerly used by the Company in its discontinued businesses. This commercial property is now being rented to third parties. Prior to June 30, 2000 the Company operated in three business segments: organic packaged goods, real estate, and ingredients.

Supplemental Statements of Cash Flows Information

	2005	2004	2003
Cash paid for:
Interest	$88	$102	$140
Income taxes	$1	$1	$1

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

Buildings and improvements	5 to 45 years
Machinery and office equipment	3 to 15 years

Rental property consists of the following as of June 30:
	2005	2004
Land	$231	$231
Buildings, machinery and improvements	7,009	6,927
Office equipment, manuals and autos	89	70
Construction in progress	3	33
Total rental property	7,332	7,261
Accumulated depreciation	(5,779)	(5,563)
Net rental property	$1,553	$1,698

Improvements that extend the life of the asset are capitalized; other maintenance and repairs are expensed. The cost of maintenance and repairs was $94 in 2005, $30 in 2004, and $89 in 2003.

Impairment of Long-Lived Assets

The Company reviews long-lived assets whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets’ carrying value, the assets are adjusted to their fair values.

Investment

The investment in MetroPCS Communications is accounted for using the cost method. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on information that we request from MetroPCS. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is a privately held company, it is not subject to the same disclosure requirements of public companies and as such, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received.

The Company accounts for its investment in MetroPCS Communications under the cost method, which amounted to $3,001,200 as of June 30, 2005 and June 30, 2004. The Company owns less than 1% of the total outstanding shares of MetroPCS Communications Series D Preferred Stock and less than 1% of its total outstanding capital stock on an as-converted basis. In its report on Form 10-K for the year ended December 31, 2003, MetroPCS Communications reported on its consolidated balance sheet total assets of $902,494,000, revenues of $459,482,000, net income of $1,817,000, total stockholder’s equity of $84,888,000, and stockholders’ equity attributable to the Series D Preferred Stock of $379,401,000. If as a result of its review of information available to the Company regarding MetroPCS Communications, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to “loss on investments” on the consolidated statements of operations.

On March 23, 2004 MetroPCS filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. On July 28, 2004 MetroPCS announced that it had determined not to proceed at that time with the planned initial public offering of common stock pending a review of certain accounting issues that had come to its attention relating to its previously disclosed financial statements. On August 12, 2004 MetroPCS formally withdrew the registration statement. On June 6, 2005, MetroPCS filed a Form 15 with the Securities and Exchange Commission, terminating its registration as a reporting company under the Securities Exchange Act of 1934. There is no certainty about when, or if at all MetroPCS will be able to complete a public offering of its securities or that the Company will be able to achieve liquidity for its investment.

See Note 8, Subsequent Events, for additional information relating to this investment. As disclosed in Note 8, the total value of the investment in MetroPCS (not giving effect to any tender of shares as described in Note 8) would be approximately $9 million, which includes the value of cumulative unpaid dividends of $562,529 as of June 30, 2005, based upon the price per share offered in the tender offer described in Note 8. However, there can be no assurance that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price.

Prepaid Commissions

The Company capitalizes rental commissions paid to real estate brokers and amortizes these commissions over the term of the lease.

Earnings Per Share Calculation

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding.  Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the sum of the weighted average number of shares outstanding plus the dilutive potential common shares.   The dilutive effect of stock options is computed using the treasury stock method.  Dilutive securities are excluded from the diluted net earnings (loss) per share computation if their effect is anti-dilutive.  During 2005, 2004 and 2003, 0, 0 and 51 stock options were excluded from diluted shares used in the computation of diluted earnings per share from discontinued operations as their effect was anti-dilutive.  During 2005, 2004 and 2003, 0, 0 and 76 stock options were excluded from the diluted loss per share from continuing operations as their effect was anti-dilutive.

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

Minimum Lease Income

The Company leases warehouse space that generated revenues of $1,830,000 in 2005, $1,637,000 in 2004 and $1,514,000 in 2003. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of June 30, 2005, assuming none of the existing leases is renewed or no additional space is leased, the following is the future minimum lease income (in thousands):

Year Ending June 30
2006	$1,312
2007	607
2008	353
2009	193
2010	158
Thereafter	449
Total	$3,072

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. As of June 30, 2005, no allowances for outstanding receivables were considered necessary. The Company performs a credit review process on all prospective tenants. The extent of the credit review is dependant on the dollar value of the lease.

Concentration of Credit Risk

Benziger Family Winery accounted for 16%, 18% and 19% of rental revenues for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. In addition, Benziger Family Winery accounted for 28% and 23% of the accounts receivable balance as of the fiscal years ended June 30, 2005 and 2004. The loss of Benziger Family Winery as a tenant would have a material adverse effect on the Company’s operating results.

Manzana Products Company, Inc. accounted for 11% of the Company’s rental revenues for the fiscal year ended June 30, 2005 and less than 10 % for the fiscal years ended June 30, 2004 and 2003, respectively. In addition, Manzana Products Company, Inc., accounted for less than 1 % and 7 % of the accounts receivable balance as of the fiscal years ended June 30, 2005 and 2004, respectively. The loss of Manzana Products Company, Inc. as a tenant would have a material adverse effect on the operating results of the real estate operations. At June 30, 2005 and 2004, all rental amounts owing by Manzana Products Company, Inc. were payable within the normal billing cycle and were not past due.

Geographic Concentration

The Company's rental revenues come from two properties located in Northern California and more particularly Sonoma County. Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties. These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics and property damage resulting from seismic activity. The geographical concentration of the Company’s properties may expose the Company to greater economic risks than if we owned properties in several geographic regions. Obtaining new tenants for the Company’s properties generally requires a tenant to relocate from an existing rental property of a competitor. Any adverse economic or real estate developments in the Sonoma County region could adversely impact the Company’s financial condition, results from operations, cash flows, quoted per share trading price of the common stock and ability to satisfy the Company’s debt service obligations. The economic environment in Sonoma County has improved since last year. As part of this economic recovery, the Company’s anticipates that the commercial, industrial and office markets in Sonoma County will also experience positive effects from this recovery. There is no assurance, however, that the market will significantly improve in the near future.

Stock-Based Compensation

Effective July 1, 2002, the Company has elected to account for all prospective stock options in accordance with SFAS 123, “Accounting for Stock-Based Compensation”, and as permitted by SFAS 148. As a result, during fiscal 2005 and 2004, the Company incurred charges included in continuing operations of $9 and $34 related to the issuance of 2 and 24 fully vested stock options to the directors, officers and certain employees of the Company, respectively. No additional stock options had been granted as of June 30, 2005.

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

Had compensation cost for the stock options granted prior to July 1, 2002 been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the net loss would have been increased to the pro forma amounts indicated below:

	For the year ended June 30,
	2005	2004	2003

Net Income (Loss), as reported	$4	$62	$(75)
Add back: Actual Stock Compensation Expense - Net of taxes	2	20	25
Less: Proforma Stock Compensation Charge - Net of taxes	(2)	(24)	(30)
Pro-forma Net Income (Loss)	$4	$58	$(80)
Earnings (Loss) Per Share:
Basic and diluted- as reported	$.00	$.05	$(0.07)
Basic and diluted- pro-forma	$.00	$.05	$(0.07)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2005, 2004 and 2003 grants, respectively: weighted average risk-free interest rates of 3.67, 3.08 and 3.54 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 33, 24.0 and 23.8 percent.

In December 2004, the FASB issued SFAS No. 123R,  “Share-Based Payment”, which replaces SFAS No. 123. The Company voluntarily adopted SFAS No. 123 in 2002. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchanged for an award of equity instruments based on the fair value of the award on the date of the grant, and to recognize the cost over the period during which the employee is to provide service in exchange for the award. SFAS No. 123R is effective for the first interim period beginning after December 15, 2005 (the Company’s third fiscal quarter of fiscal 2006). Due to the Company’s 2002 adoption of SFAS 123, the Company does not expect the adoption of SFAS No. 123R to have a material financial impact on the Company’s financial results.

For options granted during the fiscal years ended June 30, 2005, 2004 and 2003, the weighted average fair value as of the grant date was $4.44, $1.39, and 1.95 respectively.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to the Company at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. The financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Derivatives

The Company had a variable rate borrowing tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company entered into an interest rate swap contract. The swap contract terminated on December 1, 2003. Under the terms of the swap contract, the Company exchanged monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100. The notional amount was amortized monthly based on the Company’s principal payments. The interest rate contract had a five-year term that coincided with the term of the borrowing, both of which began on December 1, 1998 and ended on December 1, 2003. In accordance with Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") the Company reports all changes in fair value of its swap contract in earnings. The Company did not designate this swap as a formal hedge. As of the termination of this swap contract on December 1, 2003, the Company wrote-off the remaining value of this swap contract of $37. This amount was included as a reduction of interest expense during fiscal 2004.

2.	LONG-TERM DEBT:

Long-term debt consists of the following:
	2005	2004
Note payable: term loan due December 1, 2005, fluctuating interest rate equal to the banks prime rate plus .25%, principal payments of $5 due
monthly, secured by real property	1,620	1,676
Less: Current maturities	(1,620)	(56)
Long-term debt	$—	$1,620

The term note bears interest at the bank’s prime rate plus .25%, with monthly principal payments of $4.6 beginning April 1, 2004 with a final installment of the remaining principal due on December 1, 2005. The note is secured by a first deed of trust on the Company’s property located at 1365 Gravenstein Highway South, Sebastopol, CA. As of June 30, 2005, the Company’s debt service coverage ratio was 1.57 to 1, which is greater than the required minimum of 1.25 to 1.

The Company’s lending agreement with its bank contains certain covenants and conditions. This agreement has been amended over time, the last of which was on August 15, 2001, whereby the bank agreed to modify the financial covenant to provide that the Company, at the end of each fiscal year, maintain a debt service coverage ratio of at least 1.05 to 1. It required that until such time as this ratio reaches 1.25 to 1, the Company was required to maintain restricted, unencumbered cash or marketable securities of at least $600. Furthermore, the terms of the loan restricted the Company from incurring any additional indebtedness during the term of the loan. An addendum required that in addition to the lien on the Company’s South Property, the Company would grant the bank a lien on a Money Market account, in the amount of $90. As of June 30, 2003, the Company achieved the debt service coverage ratio of 1.25 to 1 and as a result the $600 of cash or marketable securities and the lien on the Money Market account were no longer required.

The Company is in discussions with its bank concerning renewing its lending agreement and refinancing the term note, and expects to execute definitive documents in the near future.

3.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES:

For the years ended June 30, 2005, 2004, and 2003, the provision or benefit from income taxes consisted of the following:

	2005	2004	2003
Current:
Federal	$—	$—		$—
State	1	—		—
Deferred:
Federal	34	5		(17)
State	2	(116)		2
Provision (Benefit)	$37	$(111)	$	(15)

At June 30, 2004 the Company reversed the 100% valuation allowance that had been maintained against its deferred tax assets since the fiscal year ended June 30, 2001. As a result, the Company recorded a reversal of valuation allowance in the amount of $115, resulting in a total income tax benefit of $111 for year ended June 30, 2004.

The components of the provision (benefit) related to continuing operations and discontinued operations are as follows:

	2005	2004	2003
Continuing operations	$37	$(111)	$(99)
Discontinued operations			84
Provision (Benefit)	$37	$(111)	$(15)

A reconciliation of the federal statutory rate to the tax provision for the years ended June 30 follows:

	2005	2004	2003
	%	%	%
Benefit at federal statutory rate	34%	34%	34%
State taxes, less federal tax benefit	2%	2%	2%
Valuation allowance on deferred state tax	—%	(236%)	(18%)
Tax credits and other	54%	(27%)	(1%)
Total Provision (Benefit)	90%	(227%)	17%

Deferred tax assets and liabilities consisted of the following:

	2005	2004
Deferred tax assets:
Employee benefit accruals	$5	$6
Accrued liabilities and reserves	—	10
Depreciation	159	140
Net operating losses	274	277
Other	53	95
Total deferred tax assets	491	528
Deferred tax liabilities:
Property taxes	(34)	(34)
Total deferred tax liabilities	(34)	(34)
Valuation allowance	—	—
	$457	$494

As of June 30, 2005 the Company had federal net operating loss carry forwards ("NOLs") totaling approximately $634 that expire at various times through 2024. For state purposes, the Company had net operating loss carry forwards totaling approximately $996, which expire at various times through 2009.

The majority of the NOLs originated primarily from taxable losses incurred subsequent to the Company’s sale of its apple processing business. Though the Company had reported taxable losses until 2005, as of the end of fiscal 2004 management believed that the pending initial public offering of MetroPCS was expected to result in significant realized investment gains as the Company planned to sell a portion of its investment upon completion of the aforementioned initial public offering. Consequently, management believed that it was more likely than not that the Company would generate sufficient taxable income in the foreseeable future, allowing the utilization of 100% of its deferred tax assets. As a result, the valuation allowance was reversed in fiscal 2004. Although the initial public offering was later withdrawn, management continues to believe that future realizable gains on the investment in MetroPCS are probable. The NOLs have been reclassified as current assets due to the expected utilization upon completion of the pending tender offer. See Note 8, Subsequent Events, for additional information relating to the tender offer by certain third parties to purchase shares of MetroPCS Series D Preferred Stock and common stock.

4.	EMPLOYEE STOCK OPTION PLAN:

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

On July 30, 2003, the Company’s Board of Directors granted options under the 2002 Plan exercisable in the aggregate for 22.5 shares of common stock to the following Directors: Roger S. Mertz - 7.5, David J. Bugatto - 5.0, Gary L. Hess - 5.0, Fredric Selinger - 5.0. In addition to the Directors, the Board of Directors also granted options under the 2002 Plan exercisable in the aggregate for 1.7 shares of common stock to other officers and employees. All of these common stock options were granted at the market price on the date of grant of $5.05 per share.

On July 27, 2004, the Company’s Board of Directors granted options under the 2002 Plan exercisable in the aggregate for 1.7 shares of common stock to other officers and employees. All of these common stock options were granted at the market price on the date of grant of $10.00 per share.

On June 16, 2005, the Company authorized the waiver of the provision of Matt Ertman's (the former Secretary of the Company) stock options, providing for termination of the options in 90 days following service. Consequently, Mr. Ertman's option to purchase 1,500 shares was extended, and a one-time non-cash compensation charge of $3,640 was recorded in June 2005.

Prior to adoption of the 2002 Stock Incentive Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275 shares of common stock. During May 1999, the Company modified its 1996 Plan to include all employees not subject to a collective bargaining agreement with the Company. The modification allowed all employees who were employed as of April 26, 1999, to participate in the Plan, resulting in the issuance of 123 stock options. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

A summary of the status of the Company’s stock option plan at June 30, 2005, 2004, 2003 and 2002 with changes during the years ended are presented in the table below:

	Options	Weighted Average Exercise Price
Balance, June 30, 2002	52	$6.31
Granted	24	7.20
Cancelled	0	—
Exercised	0	—
Balance, June 30, 2003	76	$6.59
Granted	24	5.05
Cancelled	0	—
Exercised	(9)	($ 5.00)
Balance, June 30, 2004	91	$6.35
Granted	2	10.00
Cancelled	—	—
Exercised	—	—
Balance, June 30, 2005	93	$6.41

Options outstanding, exercisable, and vested by price range at June 30, 2005, are as follows:

Exercise Price	Options Outstanding at June 30, 2005	Options Vested and Exercisable at June 30, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Options Granted, at Grant Date
$ 5.00	15	15	4.8	$1.98
$ 5.05	24	24	3.8	1.39
$ 5.28	1	1	4.7	2.10
$ 7.20	24	24	7.0	1.95
$ 7.48	25	25	6.0	2.13
$ 8.00	2	2	4.8	4.24
$ 10.00	2	2	9.1	5.67
	93	93		$6.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2005, 2004 and 2003 grants, respectively: weighted average risk-free interest rates of 3.67, 3.08 and 3.60 percent; expected dividend yield of 0 percent; expected life of five years for the Plan options; and expected volatility of 53, 24 and 22 percent.

Pursuant to his separation agreement (see Note 10), the Company’s former President and Chief Executive Officer, Gary L. Hess, was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Mr. Hess elected to exercise his option to purchase 80 shares of his total outstanding options of 89 shares. Mr. Hess elected to extend the termination date on his option to purchase the remaining 9 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Mr. Hess up to $447 to allow him to exercise the aforementioned options. Mr. Hess elected to borrow $400 to exercise 80 stock options at $.005 per share. The note dated January 28, 2002 in the amount of $400 bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note was paid in full on August 3, 2004.

5. COMMITMENT AND CONTINGENCIES:

The Company leased office space under an operating lease that expired in December 2003. The space had been sublet through the term of the lease at approximately the Company's lease rate. For the year ended June 30, 2005 there was no related lease expense or sublease income. Rental expense under operating leases was $68 in 2004 and $85 in 2003. Related sub-lease income was $71 and $189 in 2004 and 2003 respectively.

As of June 30, 2004, the Company has completely funded its $3 million minority investment in the Series D Preferred Stock of MetroPCS Communications, Inc., a telecommunications company. The Company accounts for its investment in MetroPCS Communications under the cost method. The Company owns less than one percent of the total outstanding shares of Series D Preferred Stock and less than one percent of the total outstanding capital stock on an as-converted basis.

Litigation

From time to time, the Company is a party to lawsuits and claims arising out of the normal course of business. As of June 30, 2005, the Company was not a party to any legal proceedings.

7.	RELATED-PARTY TRANSACTIONS:

On July 1, 2005, Bugatto Investment Company (of which David J. Bugatto, a director of the Company, is the president) entered into a consulting agreement pursuant to which Bugatto Investment Company provides real estate consulting services to the Company for an hourly fee of $225. The agreement replaces a similar agreement entered into on July 1, 2004. Under the agreement, if either of the Company’s Sonoma County properties is sold during the term of the agreement, Bugatto Investment Company is entitled to receive a fee equal to 1.5% of the sales prices regardless of whether or not a broker is involved, and Bugatto Investment Company is entitled to receive a fee equal to the greater of 1.5% of the gross value of the real estate or $150,000 upon any transaction that would result in the Company becoming a private company.  The term of the agreement is through July 30, 2006, but the agreement can be terminated earlier upon the occurrence of certain events, including notice of termination by either party. During fiscal 2005 and 2004, the Company paid David Bugatto $32,943 and $26,000 for real estate consulting services. As of June 30, 2005, the Company owed David Bugatto $3,260.  These expenses are included in Operating Costs - Related Party.

Effective August 1, 2005, the Company entered into a consulting agreement with Thomas Eakin, the Company’s Chief Financial Officer. Under the agreement, Mr. Eakin provides financial management and accounting services to the Company at an hourly billing rate of $115.00 per hour, plus expenses. The term of the agreement is through July 31, 2006, but the agreement can be terminated earlier upon the occurrence of certain events, including notice of termination by either party. During fiscal 2005 and 2004, the Company paid Thomas R. Eakin $51,350 and $51,000 for services. As of June 30, 2005, the Company owed Thomas R. Eakin $1,449.  These expenses are included in Operating Costs - Related Party. In September 2005, Mr. Eakin delivered a notice of termination of the consulting agreement, effective October 12, 2005.

Gary L. Hess, director and former President and Chief Executive Officer, entered into an agreement with the Company to sell its remaining PermaPak inventory and equipment. During the fiscal year 2005 the Company received the final payment on the sale of the PermaPak inventory and equipment. Pursuant to the terms of the agreement with Mr. Hess, the Company paid $7,769 in commissions to Mr. Hess as a result of this payment. These expenses are included under Operating Costs - Related Party. As of June 30, 2005, the Company did not owe Mr. Hess any commissions under this agreement. On July 17, 2001, the Company entered into a separation agreement in principle, which was thereafter executed, with Mr. Hess, replacing his existing employment agreement.

Pursuant to the separation agreement, Mr. Hess continued as President and Chief Executive Officer, first on a full-time basis and then on a part-time basis, through October 31, 2001. Effective September 2001, the Company began paying separation payments to Mr. Hess in the amount of $12,500 monthly for 29 months, replacing all payment obligations under his prior employment agreement. The Company’s obligation under this agreement of $362,500 was recorded in operating expenses in the first quarter of fiscal 2002. As of June 30, 2004, the Company has paid all of its obligations under this agreement. Pursuant to this separation agreement, the Company also designated Mr. Hess for the period beginning July 17, 2001 and ending December 31, 2002, as the Company's exclusive sales representative to sell any and all remaining PermaPak finished goods inventory and other PermaPak property (inventory and property related to discontinued operations). Under the agreement, Mr. Hess was entitled to a commission of 7% on the net purchase price received by the Company up to $250,000 and 50% on the net purchase price above $250,000. As of October 3, 2002, the Company entered into an agreement to sell all of the remaining PermaPak finished goods inventory and other PermaPak property. As of June 30, 2005, the Company has received $240,000 of the $240,000 total purchase price. The Company has paid commissions to Mr. Hess of $66,829 pursuant to this sale and $69,673 in total pursuant to this agreement. Mr. Hess received an additional commission of $1,769 equal to 50% on the interest earned from the note receivable on the sale of the PermaPak assets..

As part of the separation agreement, Gary Hess was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Gary Hess elected to exercise his option to purchase 80,000 shares of his total outstanding options of 89,474 shares. Gary Hess elected to extend the termination date on his option to purchase the remaining 9,474 shares, through the last date of the severance period (January 31, 2004). On January 23, 2004, Gary Hess elected to exercise his option to purchase the remaining 9,474 shares. As part of the separation agreement the Company agreed to loan Gary Hess up to $447,370 to allow Gary Hess to exercise the aforementioned options. Gary Hess elected to borrow $400,000 to exercise 80,000 stock options at $5 per share. The note dated January 28, 2002 in the amount of $400,000, bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The note receivable is shown under the Shareholders’ Equity section of the balance sheet as Stock Subscription Receivable - Related Party. The interest receivable on this note is included under Interest Receivable - Related Party, on the balance sheet. The Note was paid in full on August 3, 2004.

Roger S. Mertz, former Chairman of the Board, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm served as the Company’s general counsel during fiscal 2005. During fiscal 2005, 2004, and 2003, the Company incurred $272,966, $323,000 and $204,000 respectively, for legal services provided by Allen Matkins. As of June 30, 2005, the Company owed Allen Matkins $14,210. As of June 16, 2005, Roger S. Mertz resigned as Chairman of the Board, but is still a member of the board of directors.

Walker Stapleton, a director and the son of the Company’s largest shareholder, was elected President and Chief Executive Officer on June 16, 2005.

8.	SUBSEQUENT EVENTS:

Mr. Stapleton's base salary for his service as Chief Executive Officer of the Company will be $8,000 per month. The compensation arrangements do not provide for any specific bonus payments, although the Board retains the discretion to pay bonuses to officers of the Company from time to time. The Company has agreed to reimburse Mr. Stapleton for up to $30,000 annually for office and travel expenses he incurs in connection with the Company's business.

MetroPCS Communications. On September 26, 2005, the Company tendered approximately 20% of the shares of MetroPCS Series D Preferred Stock that it holds in response to a tender offer by certain third parties to purchase shares of MetroPCS Series D Preferred Stock and common stock. The Company’s total investment in all of the MetroPCS shares that it holds is approximately $3 million, and the price per share offered in the tender offer is approximately three times the original investment amount per share paid by the Company for its MetroPCS shares, which includes the value of the cumulative unpaid dividends of $562,529 as of June 30, 2005. If all shares tendered by the Company were accepted, the Company estimates that gross proceeds to the Company from sale of the shares would be approximately $1.8 million. The Company’s net operating losses will offset most of the gain recognized for federal and state tax purposes from the sale of the MetroPCS shares.

The tender offer is complex, the completion of the tender offer is subject to a variety of terms, conditions and uncertainties, and the number of shares, if any, that will be purchased from the Company pursuant to the tender offer is subject to possible reduction pursuant to the terms of the tender offer and to the other conditions of the offer. There can be no assurance that the tender offer will be completed or that all shares tendered by the Company will be accepted. The tender offer is scheduled to expire on September 29, 2005, and completion is expected to occur shortly thereafter, subject to the other terms and conditions of the offer, including the offerors’ ability to extend the offer into early November 2005 in certain circumstances.

8.  Selected Quarterly Financial Data (Unaudited )

(Amounts in thousands, except per share amounts)

Quarter Ended	9/30/03	12/31/03	3/31/04	6/30/04	9/30/04	12/31/04	3/31/05	6/30/05
Total revenue	$542	$500	$447	$561	$580	$582	$542	$585
Operating profit (loss)	$(46)	$4	$(76)	$108	$(38)	$(43)	$51	$96
Net income (loss)	$(47)	$(16)	$(48)	$173	$(32)	$(24)	$21	$39
Earnings (loss) per share:
Net income (loss)	$(.04)	$(.01)	$(.04)	$.15	$(.03)	$(.02)	$.02	$.04

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART III

Item 10. Directors and Executive Officers

The information required by Item 10 regarding directors and executive officers is incorporated by reference to the information appearing under the heading "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2005 (the "2005 Proxy Statement").

The Company has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors. A copy of the code of ethics attached as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2004.

Item 11. Executive Compensation.

The information appearing under the headings "Compensation of Directors," "Compensation Committee Report," "Executive Compensation", “Compensation Committee Interlocks and Insider Participation”, and "Performance Graph" of our 2005 Proxy Statement is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

Item 12. Security Ownership of Directors, Officers and Certain Beneficial Owners.

The information appearing under the heading "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" of our 2005 Proxy Statement is incorporated into this item by reference. In addition, the information regarding equity compensation plans appearing under the heading "Equity Compensation Plan Information" of our 2005 Proxy Statement is incorporated into this item by reference.

Item 13. Certain Relationships and Related Transactions

The information appearing under the heading "Certain Relationships and Related Transactions" of our 2005 Proxy Statement is incorporated into this item by reference.

Item 14. Principal Accountant Fees and Services

The information appearing under the heading "Principal Accountant Fees and Services”of our 2005 Proxy Statement is incorporated into this item by reference.

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

Schedule III.* Real Estate and Accumulated Depreciation

*Schedule included after signature page.

(a)(3)     Exhibits

Exhibit No.	Document Description

3.1(1)	Certificate of Incorporation

3.2(2)	Bylaws

10.1(3)	1996 Stock Option Plan, as amended

10.2(4)	Severance Agreement dated July 17, 2001 between SonomaWest Holdings, Inc. and Gary L. Hess

10.3(5)	SonomaWest Holdings, Inc. 2002 Stock Incentive Plan

10.4(6)	Restated and Amended Addendum to Promissory Note dated August 15, 2001.

10.5+	Term Note dated March 1, 2004.

10.6+	Credit Agreement dated as of March 1, 2004.

10.7+	Consulting Agreement dated August 1, 2005 between SonomaWest Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting.

10.8+	Consulting Agreement effective as of July 1, 2005 between SonomaWest Holdings, Inc. and Bugatto Investment Company.

11.1+	Computation of Per Share Earnings

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005 (File No. 000-01912).

(2)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005 (File No. 000-01912).

(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-8 (File No. 333-84295) filed on August 2, 1999.

(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, filed on September 28, 2001 (File No. 000-01912).

(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed on September 20, 2002 (File No. 000-01912).

(6)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, filed on September 28, 2001 (File No. 000-01912).

+ Filed herewith.

* Furnished herewith.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2005, other than a Report on Form 8-K filed on June 17, 2005, reporting the resignation of Roger Mertz as Chairman and the appointment of Walker Stapleton as Chief Executive Officer and President of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOMAWEST HOLDINGS, INC.

Date: September 28, 2005	By:	/s/ Walker R. Stapleton
Walker R. Stapleton, President and Chief
Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Walker R. Stapleton and David J. Bugatto, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

Principal Executive Officer:

/s/ Walker R. Stapleton	President and Chief Executive	September 28, 2005
Walker R. Stapleton	Officer, Director

Principal Financial Officer and Principal Accounting Officer:

/s/ Thomas R. Eakin	Chief Financial Officer	September 28, 2005
Thomas R. Eakin

Directors:

/s/ Gary L. Hess	Director	September 28, 2005
Gary L. Hess

/s/ Frederic Selinger
Frederic Selinger	Director	September 28, 2005

/s/ David J. Bugatto
David J. Bugatto	Director	September 28, 2005

/s/ Roger S. Mertz
Roger S. Mertz	Director	September 28, 2005

-23

SCHEDULE III
SonomaWest Holdings, Inc.
REAL ESTATE AND ACCUMULATED DEPRECIATION
June 30, 2005
(DOLLARS IN THOUSANDS)
Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
				Costs
				Subsequently	Gross Amount at which Carried
		Initial Cost to Company		Capitalized	at Close of Year
			Buildings			Buildings
			and			And	Total	Accumulated	Year of	Year
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	(Note 1)	Depreciation	Construction	Acquired
1365 Gravenstein Hwy. So., Sebastopol, CA	1,625	72	308	924	72	1,232	1,304	1,022	N/A	1964
2064 Gravenstein Hwy. No., Sebastopol, CA	—	159	2,312	3,450	159	5,762	5,919	4,678	N/A	1983
	1,625	231	2,620	4,374	231	6,994	7,223	5,700

Note 1. The changes in the total cost of land, buildings, and improvements for the three years ended June 30, are as follows:
	2005	2004	2003
Balance at beginning of period	7,140	6,882	6,881
Additions	83	258	81
Cost of disposed property	(0)	(0)	(80)
Balance at end of period	7,223	7,140	6,882

Note 2. The changes in accumulated depreciation for the three years ended June 30, are as follows:
	2005	2003	2002
Balance at beginning of period	5,490	5,298	5,084
Depreciation expense	210	192	285
Relief of accumulated balances related to disposed property	(0)	(0)	(71)
Balance at end of period	5,700	5,490	5,298

(a)(3)      Exhibits

Exhibit No.	Document Description

10.5+	Term Note dated March 1, 2004.

10.6+	Credit Agreement dated as of March 1, 2004.

10.7+	Consulting Agreement dated August 1, 2005 between SonomaWest Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting.

10.8+	Consulting Agreement effective as of July 1, 2005 between SonomaWest Holdings, Inc. and Bugatto Investment Company.

11.1+	Computation of Per Share Earnings

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

+ Filed herewith.

* Furnished herewith.