Form 10-Q
period 2005-09-30
SONOMAWEST HOLDINGS INC
filed 2005-11-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2005 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ________.


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


        Registrant's telephone number, including area code: 707-824-2534
        --------------------------------------------------



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

      YES: [X]          NO: [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

      YES: [_]          NO: [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      YES: [_]          NO: [X]

As of November 10, 2005, there were 1,124,257 shares of common stock, no par value, outstanding.

                           SONOMA.WEST HOLDINGS, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                           Page
    Item 1.   Financial Statements

              Balance Sheets at September 30, 2005 and
              June 30, 2005 (unaudited)......................................................................3

              Statements of Operations - Three months
              ended September 30, 2005 and 2004 (unaudited)..................................................4

              Statement of Changes in Shareholders' Equity -
              Three months ended September 30, 2005 (unaudited)..............................................5

              Statements of Cash Flows - Three months ended
              September 30, 2005 and 2004(unaudited).........................................................6

              Notes to Financial Statements (unaudited)......................................................7

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................11

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................16

    Item 4.   Controls and Procedures.......................................................................16

PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings.............................................................................16

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...................................16

    Item 3.   Defaults Upon Senior Securities ..............................................................17

    Item 4.   Submission of Matters to a Vote of Security Holders...........................................17

    Item 5.   Other Information.............................................................................17

    Item 6.   Exhibits......................................................................................17

    Signature ............................................................................................. 17

EXHIBIT INDEX.............................................................................................. 19

EXHIBITS....................................................................................................19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            SONOMAWEST HOLDINGS, INC.
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (unaudited)


ASSETS                                                                              9/30/05    6/30/05
                                                                                    ------     ------

CURRENT ASSETS:
   Cash                                                                             $2,089     $1,879
   Accounts receivable                                                                  96        123
   Other receivables                                                                    15         13
   Prepaid expenses and other assets                                                    96        129
   Current deferred income taxes, net                                                  280        298
                                                                                    ------     ------
                Total current assets                                                 2,576      2,442
                                                                                    ------     ------
RENTAL PROPERTY, net                                                                 1,506      1,553
                                                                                    ------     ------
INVESTMENT, at cost                                                                  3,001      3,001
                                                                                    ------     ------
DEFERRED INCOME TAXES                                                                  167        159
                                                                                    ------     ------
PREPAID COMMISSIONS AND OTHER ASSETS                                                   106        117
                                                                                    ------     ------
                Total assets                                                        $7,356     $7,272
                                                                                    ======     ======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                             $   80     $1,620
   Accounts payable                                                                    105        121
   Accrued payroll and related liabilities                                              13         31
   Accrued expenses                                                                     88         76
   Other current liabilities                                                           131         --
   Unearned rents and deposits                                                         407        364
                                                                                    ------     ------
                Total current liabilities                                              824      2,212
                                                                                    ------     ------
LONG-TERM DEBT, net of current maturities                                            1,526         --
                                                                                    ------     ------
OTHER LONG-TERM LIABILITIES                                                             --        131
                                                                                    ------     ------
                Total liabilities                                                    2,350      2,343
                                                                                    ------     ------
SHAREHOLDERS' EQUITY:
   Preferred stock:  2,500 shares authorized; no shares outstanding                     --         --
   Common stock:  5,000 shares authorized, no par value; 1,124 and 1,114 shares
     outstanding on September 30, 2005 and fiscal year end 2005, respectively        2,832      2,770
   Retained earnings                                                                 2,174      2,159
                                                                                    ------     ------
                Total shareholders' equity                                           5,006      4,929
                                                                                    ------     ------
                Total liabilities and shareholders' equity                          $7,356     $7,272
                                                                                    ======     ======

        The accompanying notes are an integral part of these statements.

                            SONOMAWEST HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            2005          2004
                                                          -------       -------

RENTAL REVENUE                                            $   476       $   432

TENANT REIMBURSEMENTS                                         137           148
                                                          -------       -------

TOTAL  REVENUE                                                613           580
                                                          -------       -------


OPERATING COSTS                                               553           484

OPERATING COSTS - RELATED PARTY EXPENSES                       30           134
                                                          -------       -------

TOTAL OPERATING COSTS                                         583           618
                                                          -------       -------

OPERATING INCOME (LOSS)                                        30           (38)

INTEREST INCOME                                                16             6

INTEREST EXPENSE                                              (27)          (20)

OTHER INCOME                                                    6             1
                                                          -------       -------

INCOME (LOSS) BEFORE INCOME TAXES                              25           (51)

INCOME TAX PROVISION (BENEFIT)                                 10           (19)
                                                          -------       -------

NET INCOME (LOSS)                                         $    15       $   (32)
                                                          =======       =======

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic                                                    1,120         1,114
   Diluted                                                  1,142         1,114

NET INCOME (LOSS) PER COMMON SHARE:
      Basic                                               $  0.01       $ (0.03)
      Diluted                                             $  0.01       $ (0.03)


   The accompanying notes are an integral part of these financial statements.

                            SONOMAWEST HOLDINGS, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 FOR THE THREE MONTHS ENDED SEPTEMBER, 30, 2005
                             (AMOUNTS IN THOUSANDS)

                                             Common Stock
                                        ----------------------                        Total
                                          Number                      Retained     Shareholders'
                                        of Shares       Amount        Earnings        Equity
                                         ------         ------         ------         ------
BALANCE, JUNE 30, 2005                    1,114         $2,770         $2,159         $4,929
   Net income                                                              15             15

   Exercise of stock options                 10             62                            62
                                         ------         ------         ------         ------

BALANCE, SEPTEMBER 30, 2005               1,124         $2,832         $2,174         $5,006
                                         ======         ======         ======         ======


   The accompanying notes are an integral part of these financial statements.

                            SONOMAWEST HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                  2005         2004
                                                                                -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $    15      $   (32)
                                                                                -------      -------

   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Non-cash stock compensation charge                                             --           10
      Depreciation and amortization expense                                          54           53
      Changes in assets and liabilities:
        Accounts receivable, net                                                     27          (19)
        Other receivables                                                            (2)           8
        Related party interest receivable                                            --            3
        Prepaid expenses and other assets                                            33           36
        Deferred income tax provision (benefit)                                      10          (18)
        Prepaid commissions and other assets                                         11           11
        Accounts payable                                                            (16)          64
        Accrued Expenses                                                             12          (67)
        Accrued payroll and related liabilities                                     (18)         (20)
        Unearned rents and deposits                                                  43            5
                                                                                -------      -------
                                                                                    154           66
                                                                                -------      -------

              Net cash provided by operating activities                             169           34
                                                                                -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (7)         (11)
                                                                                -------      -------
              Net cash used in investing activities                                  (7)         (11)
                                                                                -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long term debt                                             (14)         (14)
   Exercise of stock options                                                         62           --
   Proceeds from repayment of stock subscription receivable - Related Party          --          400
                                                                                -------      -------
              Net cash provided by financing activities                              48          386
                                                                                -------      -------

NET INCREASE  IN CASH                                                               210          409
CASH AT BEGINNING OF PERIOD                                                       1,879        1,348
                                                                                -------      -------
CASH AT END OF PERIOD                                                           $ 2,089      $ 1,757
                                                                                =======      =======


Supplemental Cash Flow Information
                                                                                   2005         2004
                                                                                -------      -------
Interest paid                                                                   $    27      $    19
Taxes paid                                                                      $     1      $     1

   The accompanying notes are an integral part of these financial statements.

                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2005

Note 1 - Basis of Presentation

The accompanying unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2005. The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2006.

Revenue Recognition

Revenue is recognized on a monthly basis, based upon the dollar amount specified in the related lease. The Company requires that all tenants be covered by a lease. Lease incentives and construction allowances provided by the Company to certain of its tenants are amortized as an offset to revenue on a straight-line basis over the term of the respective lease. The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee's sales or any other financial performance levels. Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues.

Note 2 - Investment

Background. The Company holds an investment in MetroPCS Communications, Inc. ("MetroPCS"), a privately held telecommunications company. As of September 30, 2005, the Company had a $3 million minority investment in the Series D Preferred Stock of MetroPCS. The Company owns less than one percent of the total outstanding shares of Series D Preferred Stock and less than one percent of the total outstanding capital stock of MetroPCS on an as-converted basis. The Company accounts for its investment in MetroPCS under the cost method.

The Board of Directors of SonomaWest Holdings continues to actively monitor this investment in order to maximize shareholder value. The Company has no relationships with MetroPCS Communications other than its investment. Craig Stapleton, the Company's largest stockholder and the father of Walker R. Stapleton, the President, Chief Executive Officer and Chief Financial Officer of the Company, is a shareholder of MetroPCS. A director of the Company has a small indirect beneficial ownership interest in MetroPCS Communications stock.

On September 26, 2005, the Company tendered approximately 20% of the shares of MetroPCS Series D Preferred Stock that it holds in response to a tender offer by certain third parties to purchase shares of MetroPCS Series D Preferred Stock and common stock. The price per share offered in the tender offer is approximately three times the original investment amount per share paid by the Company for its MetroPCS shares, including the cumulative unpaid dividends of $563 as of June 30, 2005. All shares tendered by the Company were accepted. The gross proceeds to the Company from the tender offer of $1.8 million were received November 1, 2005. The Company's net operating loss carryforwards will offset most of the gain recognized for federal and state tax purposes from the sale of the MetroPCS shares.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $3,001,000 as of September 30, 2005. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on information that we request from MetroPCS. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is no longer subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. Based on the price per share offered in the tender offer, the MetroPCS shares held by the Company would have a value, as of September 30, 2005, of approximately $9 million. There can be no assurance, however, that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price.

Note 3 - Long-term debt

As of September 30, 2005, long term debt consists of the following (Amounts in Thousands):

Credit Agreement, bank, secured by a first deed of trust on the
 Company's property located at 2064 Gravenstein Highway North,
 Sebastopol, California, payable in monthly installments of
 $7 including interest at the bank's prime rate plus .25% per
 annum, final maturity October 1, 2010                              $1,606
                                                                    ------
                                                                     1,606
Less current portion                                                    80
                                                                    ------
                                                                    $1,525
                                                                    ======

Subsequent to the end of the quarter, in October 2005, the Company refinanced its existing long-term debt agreement, consequently the debt balance as of September 30, 2005 is presented as long-term debt in the accompanying balance sheet.

The credit agreement replaces the Company's previous credit agreement with the bank and, in part, refinances approximately $1.6 million of indebtedness under the previous agreement. The term note bears interest at the bank's prime rate plus .25% (or, at the Company's election, the LIBOR rate, as defined, plus
3.25%), with monthly principal payments of approximately $7,000 beginning November 1, 2005. Unpaid principal and interest is due on the maturity date of October 1, 2010. The note is secured by a first deed of trust on the Company's property (the "North Property") located at 2064 Gravenstein Highway North, Sebastopol, California. Under this credit agreement the company is required to meet certain financial covenants. As of September 30, 2005 the company was in compliance with such covenants.

In addition, the Company entered into a line of credit agreement with its bank which is available through September 1, 2010 and provides for advances not to exceed at any time an aggregate principal amount of $500,000. Advances under the line of credit may be used to provide funds for tenant improvements. As of September 30, 2005 no amounts were outstanding under the line of credit.

Principal payments for the years succeeding June 30, 2005, are as follows (Amounts in Thousands):

      Year Ending June 30,

           Balance of 2006            $            60
                      2007                         80
                      2008                         80
                      2009                         80
                      2010                         80
                Thereafter                      1,226
                                      ---------------
                                      $         1,606
                                      ===============

Cash paid for interest expense during the three months ended September 30, 2005 was $27,000. For the three months ended September 30, 2004 cash paid for interest expense was $19,000.

Note 4 - Stock-Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have an impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our net income for the three months ended September 30, 2005 includes no compensation costs or income tax benefits related to our stock-based compensation arrangements. Our net income for the three months ended September 30, 2004 included $10,000 of compensation related to our stock-based compensation arrangements and $(4,000) of income tax benefit related to our stock-based compensation arrangements.

On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation to encourage officers, directors, consultants and other key employees of the Company and its affiliates to attain high performance and encourage stock ownership in the Company. The maximum number of shares of common stock issuable over the term of the 2002 Stock Option Plan is 150,000 shares. No participant in the 2002 Plan may be granted stock options, direct stock issuances and share right awards for more than 1,500 shares of common stock in total in any calendar year. The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the Common Stock on the date of grant. The exercise price of non-statutory stock options must at least be equal to 85% of the fair market value of the Common Stock on the date of grant. The contractual life of the options is ten years. To date, all options issued under this plan have been issued fully vested.

Prior to adoption of the 2002 Stock Incentive Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

A summary of the status of the Company's stock option plans at September 30, 2005 with changes during the three months ended September 30, 2005 are presented in the table below:

                                                                                    Weighted          Aggregate
                                                                                     Average          Intrinsic
                                                              Weighted             Remaining              Value
                                           Options (in        Average            Contractual     (in thousands)
                                            thousands)     Exercise Price       Term (years)
Balance, June 30, 2005                        93              $  6.41
     Granted                                   -                 -
     Cancelled                                (2)             $  7.42
     Exercised                               (10)             $  6.24
Balance, September 30, 2005                   81              $  6.43               7.0               $522
Exercisable, September 30, 2005               81              $  6.43               7.0               $522

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the fiscal 2005 grants: weighted average risk-free interest rate of 3.67 percent; expected dividend yield of 0 percent; expected life of five years for the Plan options; and expected volatility of 53 percent. All outstanding options were fully vested as of September 30, 2005; and thus, there was no unrecognized compensation cost related to stock options.

Cash received from stock option exercises during the three months ended September 30, 2005 was $62,000. We issue new shares to satisfy stock option exercises.

Subsequent to September 30, 2005, the outstanding options held by former directors of the Company and by the Company's former chief financial officer, which in the aggregate are exercisable to purchase a total of 36.5 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company.. The Company expects to record non-cash compensation expense of approximately $14.5 for the quarter ended December 31, 2005, relating to these amendments.

Note 5 - Related Parties

On July 1, 2005, Bugatto Investment Company (of which David J. Bugatto, a director of the Company, is the president) entered into a consulting agreement pursuant to which Bugatto Investment Company provides real estate consulting services to the Company for an hourly fee of $225. The agreement replaces a similar agreement entered into on July 1, 2004. Under the agreement, if either of the Company's Sonoma County properties is sold during the term of the agreement, Bugatto Investment Company is entitled to receive a fee equal to 1.5% of the sales prices regardless of whether or not a broker is involved, and Bugatto Investment Company is entitled to receive a fee equal to the greater of 1.5% of the gross value of the real estate or $150,000 upon any transaction that would result in the Company becoming a private company. The term of the agreement is through July 30, 2006, but the agreement can be terminated earlier upon the occurrence of certain events, including notice of termination by either party. During the three months ended September 30, 2005, the Company incurred $6,000 for real estate consulting services from Bugatto Investment Company. These expenses are included in Operating Costs - Related Party. As of September 30, 2005, the Company had a payable to Bugatto Investment Company of $1,000.

Effective August 1, 2005, the Company entered into a consulting agreement with Thomas Eakin, the Company's former Chief Financial Officer. Under the agreement, Mr. Eakin provided financial management and accounting services to the Company at an hourly billing rate of $115.00 per hour, plus expenses. The term of the agreement was initially through July 31, 2006; however, in September 2005, Mr. Eakin delivered a notice of termination of the consulting agreement, effective October 12, 2005. During the three months ended September 30, 2005, the Company incurred $15,000 for services from Thomas R. Eakin. As of September 30, 2005, the Company did not have a payable to Mr. Eakin. These expenses are included in Operating Costs - Related Party.

Gary L. Hess, director and former President and Chief Executive Officer, entered into an agreement with the Company to sell its remaining PermaPak inventory and equipment. During the fiscal year ended June 30, 2005 the Company received the final payment on the sale of the PermaPak inventory and equipment. Pursuant to the terms of the agreement with Mr. Hess, the Company paid $8,000 in commissions to Mr. Hess as a result of this payment. These expenses were included under Operating Costs - Related Party. As of September 30, 2005, the Company did not owe Mr. Hess any commissions under this agreement.

Roger S. Mertz, former Chairman of the Board, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm served as the Company's general counsel during fiscal 2005. During the three months ended September 30, 2005, the Company incurred $9,000 for legal services provided by Allen Matkins. As of September 30, 2005, the Company had no payable to Allen Matkins.

Walker Stapleton, a director and the son of the Company's largest shareholder, was elected President and Chief Executive Officer on June 16, 2005.

Note 6 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the three months ended September 30, 2005 and September 30, 2004 of $476,000 and $432,000, respectively. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of September 30, 2005, assuming that all current month-to-month leases continue unchanged throughout the periods presented in the table, and that there are no changes to the other leases other than expiration of the leases at the end of their stated terms and no additional space is leased, the following will be the future minimum lease income (in thousands):


         Year Ending
           June 30
-------------------------------
Balance of 2006                            865
2007                                       632
2008                                       368
2009                                       196
2010                                       160
Thereafter                                 454
                                ------------------
         Total                          $2,675
                                ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in
Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" as set forth in our Annual Report for the fiscal year ended June 30, 2005 and other cautionary statements set forth therein and in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations." There can be no assurance that management's expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements included herein are presented for the three months ending September 30, 2005 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

The most critical accounting policies were determined to be those related to valuation of the Company's investment in MetroPCS Communications and the valuation allowance on deferred tax assets.

Valuation of investment in MetroPCS Communications, Inc.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $3,001,200 as of September 30, 2005. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on information that we request from MetroPCS. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is no longer subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. However, the price per share offered in the tender offer recently received by the Company relating to its MetroPCS shares is approximately three times the original $3 million investment amount paid by the Company for its MetroPCS shares, including the cumulative unpaid dividends of $562,529 as of June 30, 2005. See Note 2 above for further information.


The Company owns less than one percent of the total outstanding shares of MetroPCS' Series D Preferred Stock and less than one percent of its total outstanding capital stock on an as-converted basis. If as a result of its review of information available to the Company regarding MetroPCS, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to "loss on investments" in the statements of operations.

Valuation Allowance on Deferred Taxes

The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company's previous losses have generated federal tax net operating losses ("NOLs") which have been carried back to offset prior years' taxable income to the extent allowable. As of June 30, 2002 the Company carried back all of its remaining allowable NOLs. After the carryback of the June 30, 2002 federal NOL, the Company cannot carry back any more losses to prior years and as a result any losses incurred subsequent to June 30, 2002 have been carried over to offset future taxable income. California state income tax law does not allow corporations to carry back their NOLs, and corporations can only carry forward a portion of the NOLs to future years to offset net operating profits. Furthermore, state net operating losses will begin to expire in fiscal 2012. At September 30, 2005, the Company had recorded, net deferred tax assets of $447,000, which compares to $457,000 of net deferred tax assets as of June 30, 2005.

As of September 30, 2005, the Company had net operating loss carryforwards of approximately $1.6 million for federal and state tax purposes, these NOLs have been reclassified as current assets due to the expected utilization in fiscal 2006 as a result of the gain generated by the tender offer.

                                    OVERVIEW

The Company's business consists of its real estate management and rental operations. The Company also owns a minority investment in the Series D Preferred Stock of a private telecommunications company, MetroPCS Communications, Inc. In 2000 and 2001, the Company liquidated its fruit processing operations, but continued to hold its real estate and other assets. Thereafter, an opportunity was made available to the Company to invest in MetroPCS Communications, Inc., which has operations, in part, in Northern California. The Company believed and continues to believe that acquiring the Series D Preferred Stock was a good investment, which provided a diversification of its assets.

The Company's rental operations include industrial/agricultural property, some of which was formerly used in its discontinued businesses. This commercial property is now being rented to third parties. The Company's primary business revenue is generated from the leasing of its two properties, located in Sebastopol, California.

The properties are leased to multiple tenants with leases varying in length from month-to-month to ten years. Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease. Lease incentives and construction allowances provided by the Company to certain of its tenants are amortized as an offset to revenue on a straight-line basis over the term of the respective lease. The Company requires that all tenants be covered by a lease. The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee's sales or any other financial performance levels. The Company has no tenant related reimbursements that are not part of tenant lease agreements.

                        RESULTS OF CONTINUING OPERATIONS

Results of Operations

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leaseable area under roof of 391,000 square feet. As of September 30, 2005 and 2004 the Company had a total of 31 and 28 tenants respectively. The tenants have varying original lease terms ranging from month-to-month to ten years with options to extend the leases. As of September 30, 2005, the tenants occupied approximately 304,000 square feet under roof, or 78% of the leasable area under roof. This compares to 266,000 square feet under roof, or 68% of the leasable area under roof as of September 30, 2004. In addition to the area under roof, the Company had 57,000 square feet of outside area under lease as of September 30, 2005 and 72,000 as of September 30, 2004.

Rental Revenue. For the three months ended September 30, 2005 rental revenue increased $44,000 or 10% as compared to the corresponding period in the prior year. The increase in rental revenue was attributable to the increase in leased square footage.

Tenant Reimbursements. For the three months ended September 30, 2005 tenant reimbursements decreased $11,000 or 7% as compared to the three months ended September 30, 2004. Such reimbursements typically fluctuate based on utility costs and tenant occupied space. During the three months ended September 30, 2005, the decrease was primarly a result of the 2004 reimbursements received from a tenant for roof repairs of $7,000 and reduced utility consumption.

Operating Costs. For the three months ended September 30, 2005 total operating costs decreased $35,000 or 6% compared to the three months ended September 30, 2004. Of this decrease, operating costs--related party decreased $104,000 and operating costs increased $69,000. The decrease in related party expenses was the result of reduced legal expenses related to the firm of which a director of the Company is a partner of $97,000, due primarily to the use of another firm for services, along with a combined reduction of $7,000 in accounting and real estate consulting fees.

The increase of $69,000 in operating costs was a result of increased 2005 non-related party legal expenses of $45,000 due to the engagement of a new legal firm, salary and compensation arrangements relating to the appointment on June 16, 2005 of Walker R. Stapleton as the President and Chief Executive Officer of the Company of $36,000, audit and accounting fees of approximately $11,000, marketing expense of $8,000, facility water system expense of $8,000 and other of $12,000. These increases were offset by decreases in repairs and maintenance of $41,000 and non-cash stock compensation of $10,000. The Company continues to closely scrutinize all discretionary spending. Efforts to reduce and/or maintain expenses continue to be an important focus of the Company. Total operating expenses are expected to remain relatively consistent over the remainder of fiscal 2006.

Interest Income. For the three months ended September 30, 2005, the Company generated $16,000 of interest income on its cash balances as compared to $6,000 in the three months ended September 30, 2004. The increase in rental deposits and decrease in expenses have increased the invested cash accounts.

Interest Expense. Historically, interest expense has consisted primarily of interest expense on mortgage debt and the changes in the value of the Company's interest rate swap contract. However, as of December 1, 2003, the Company's swap contract with its bank terminated. As a result, interest expense of $27,000 for the three months ended September 30, 2005, consists solely of interest on the Company's outstanding debt. This compares to $20,000 of interest expense for the corresponding period in the prior year.

Other Income and Expense. For the three months ended September 30, 2005, the Company incurred a net increase in other income of $6,000 from the sale of a dust collection system and other discontinued equipment. This compares to $1,000 of other income for the period ending September 30, 2004.

Income Taxes. The effective tax rate for the three months ended September 30, 2005 increased to a provision of 40% from a benefit of 37% for the three months ended September 30, 2004. As of September 30, 2005, the Company had net operating loss carryforwards of approximately $980,000 and $586,000 for federal and state tax purposes, respectively. Such carryforwards begin to expire in 2022 and 2012, respectively for federal and state purposes. Though the Company had reported taxable losses until 2005, as of the end of fiscal 2004 management believed that the pending initial public offering of MetroPCS was expected to result in significant realized investment gains as the Company planned to sell a portion of its investment upon completion of the aforementioned initial public offering. Consequently, management believed that it was more likely than not that the Company would generate sufficient taxable income in the foreseeable future, allowing for the expected utilization of 100% of its deferred tax assets. As a result, the valuation allowance was reversed in the fourth quarter of fiscal 2004. Although the initial public offering was later withdrawn, the Company completed a tender offer with Metro PCS in October 2005 that is expected to allow for utilization of substantially all of the Company's net operating loss carryforwards during fiscal 2006

Liquidity and Capital Resources

The Company had cash of $2 million at September 30, 2005, and current maturities of long-term debt of $80,000. The positive cash flow of $210,000 was primarily a result of the receipt of $62,000 for exercise of stock options coupled with positive cash flow from operating activities of $169,000. This increase was partially offset by a decrease of $14,000 for principal payments on long-term debt and $7,000 of capital expenditures.

In October 2005, the Company, entered into a credit agreement with Wells Fargo Bank, National Association. The credit agreement replaces the Company's previous credit agreement with the bank and, in part, refinances approximately $1.6 million of indebtedness under the previous agreement. The credit agreement provides for a line of credit, which is available through September 1, 2010. The line of credit provides for advances not to exceed at any time an aggregate principal amount of $500,000, and advances under the line of credit may be used to provide funds for tenant improvements. The term note bears interest at the bank's prime rate plus .25% (or, at the Company's election, the LIBOR rate, as defined, plus 3.25%), with monthly principal payments of approximately $6,700 beginning November 1, 2005. Unpaid principal and interest is due on the maturity date of October 1, 2010. The note is secured by a first deed of trust on the Company's property (the "North Property") located at 2064 Gravenstein Highway North, Sebastopol, California. Under this credit agreement the company is required to meet certain financial covenants, as of September 30, 2005 the company was in compliance with such covenants.

On November 1, 2005, the Company received $1.8 million from sale of the shares of MetroPCS pursuant to a tender offer. See Note 2 above for further information.

The Company anticipates that material fiscal 2006 cash commitments will include $60,000 of principal debt reduction and approximately $200,000 of capital expenditures. The Company anticipates funding these payments out its new line of credit. Cash flows from operating activities are expected to remain relatively consistent given current tenant occupancy and rental agreements in place.

The Company believes that its existing resources, together with anticipated cash from operating activities, will be sufficient to satisfy its current and projected cash requirements for the foreseeable future. The Company holds certain cash and cash equivalents for non-trading purposes that are sensitive to changes in the interest rate market. The Company does not believe that changes in the interest rate market affecting these financial instruments will have a material impact, either favorable or unfavorable, on its financial position or results of operations.

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently has no derivative financial instruments that expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable and in changes in the fair value of its investment in MetroPCS Communications, Inc. As of September 30, 2005, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value. The Company believes the note payable approximates fair market value as the term to maturity is short (October 1, 2010) and as a result of this short term maturity, the Company believes its exposure to market risk for significant changes in the variable interest rate (prime + .25%) will be immaterial. Based on the price per share offered in the October 2005 tender offer, the Company believes that the investment in MetroPCS Communications exceeds its carrying amount. The Company accounts for its investment in MetroPCS Communications under the cost method, which was $3,001,200 as of September 30, 2005. The Company owned approximately 0.857% of the total outstanding shares of MetroPCS Communications' Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis as of September 30, 2005.

Item 4. Controls and Procedures

As of  September  30, 2005,  the Company  carried out an  evaluation,  under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information

      None

Item 6. Exhibits


      3.1   Restated Certificate of Incorporation (1)

      3.2   Bylaws (1)

      10.1  Consulting   Agreement  dated  August  1,  2005  between  SonomaWest
            Holdings, Inc. and Thomas R. Eakin, d.b.a. Eakin Consulting. (2)

      10.2 Consulting Agreement effective as of July 1, 2005 between SonomaWest Holdings, Inc. and Bugatto Investment Company. (2)

      31.1  Chief Executive Officer and Chief Financial Officer Certification of
            Periodic   Financial   Report   Pursuant   to  Section  302  of  the
            Sarbanes-Oxley Act of 2002*

      32.1 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

--------------

(1) Incorporated by reference to the registrant's Quarterly Report on Form 10-Q (File No. 000-01912) for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(2) Incorporated by reference to the registrant's Annual Report on Form 10-K (File No. 000-01912) for the year ended June 30, 2005, filed on September 28, 2005.

*     Filed herewith.

+     Furnished herewith.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 10, 2005


/s/ Walker R. Stapleton
-----------------------
Walker R. Stapleton, Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit No.          Document Description

      31.1  Chief Executive Officer and Chief Financial Officer Certification of
            Periodic   Financial   Report   Pursuant   to  Section  302  of  the
            Sarbanes-Oxley Act of 2002*

      32.1 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

      *     Filed herewith

      +     Furnished herewith