Form 10-Q
period 2005-12-31
SONOMAWEST HOLDINGS INC
filed 2006-02-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

      For the quarterly period ended December 31, 2005 or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES:     |X|                  NO:     |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

         YES:     |_|                  NO:     |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         YES:     |_|                  NO:     |X|

As of February 13, 2006, there were 1,124,257 shares of common stock, no par value, outstanding.

                           SONOMA.WEST HOLDINGS, INC.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                             Page

    Item 1.   Financial Statements

              Balance Sheets at December 31, 2005 and
              June 30, 2005 (unaudited)........................................3

              Statements of Operations - Three and six months
              ended December 31, 2005 and 2004 (unaudited).....................4

              Statement of Changes in Shareholders' Equity -
              Six months ended December 31, 2005 (unaudited)...................5

              Statements of Cash Flows - Six months ended
              December 31, 2005 and 2004(unaudited)............................6

              Notes to Financial Statements (unaudited)........................7

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................12

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk......16

    Item 4.   Controls and Procedures.........................................16

PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings...............................................17

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....17

    Item 3.   Defaults Upon Senior Securities ................................17

    Item 4.   Submission of Matters to a Vote of Security Holders.............17

    Item 5.   Other Information...............................................17

    Item 6.   Exhibits........................................................17

    Signature.................................................................18

EXHIBIT INDEX.................................................................20

EXHIBITS......................................................................20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                    SONOMAWEST HOLDINGS, INC.
                                          BALANCE SHEETS
                                      (AMOUNTS IN THOUSANDS)
                                           (UNAUDITED)


ASSETS                                                                           12/31/05  6/30/05
                                                                                  ------   ------
CURRENT ASSETS:
   Cash                                                                           $3,840   $1,879
   Accounts receivable                                                               172      123
   Other receivables                                                                  14       13
   Prepaid expenses and other assets                                                  63      129
   Current deferred income taxes, net                                                 --      298
                                                                                  ------   ------
                Total current assets                                               4,089    2,442
                                                                                  ------   ------
RENTAL PROPERTY, net                                                               1,479    1,553
                                                                                  ------   ------
INVESTMENT, at cost                                                                2,401    3,001
                                                                                  ------   ------
DEFERRED INCOME TAXES                                                                175      159
                                                                                  ------   ------
PREPAID COMMISSIONS AND OTHER ASSETS                                                 176      117
                                                                                  ------   ------
                Total assets                                                      $8,320   $7,272
                                                                                  ======   ======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                           $   80   $1,620
   Accounts payable                                                                  107      121
   Accrued payroll and related liabilities                                            15       31
   Accrued expenses and other current liabilities                                    146       76
   Income taxes payable                                                              190       --
   Unearned rents and deposits                                                       419      364
   Current deferred tax liability                                                      8       --
                                                                                  ------   ------
                Total current liabilities                                            965    2,212
                                                                                  ------   ------
LONG-TERM DEBT, net of current maturities                                          1,513       --
                                                                                  ------   ------
OTHER LONG-TERM LIABILITIES                                                           --      131
                                                                                  ------   ------
                Total liabilities                                                  2,478    2,343
                                                                                  ------   ------
SHAREHOLDERS' EQUITY:
   Preferred stock:  2,500 shares authorized; no shares outstanding                   --       --
   Common stock:  5,000 shares authorized, no par value; 1,124 and 1,114 shares
     outstanding on December 31, 2005 and June 30, 2005, respectively              2,913    2,770
   Retained earnings                                                               2,929    2,159
                                                                                  ------   ------
                Total shareholders' equity                                         5,842    4,929
                                                                                  ------   ------
                Total liabilities and shareholders' equity                        $8,320   $7,272
                                                                                  ======   ======


                 The accompanying notes are an integral part of these statements.

                                 SONOMAWEST HOLDINGS, INC.
                                 STATEMENTS OF OPERATIONS
               FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                        (UNAUDITED)
                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Six Months          Three Months
                                                   Ended December 31     Ended December 31
                                                  ------------------    ------------------
                                                    2005       2004       2005      2004
                                                  -------    -------    -------    -------
RENTAL REVENUE -NET                               $   996    $   908    $   520    $   476
TENANT REIMBURSEMENTS                                 274        254        137        106
                                                  -------    -------    -------    -------
TOTAL REVENUE                                     $ 1,270    $ 1,162    $   657    $   582
                                                  -------    -------    -------    -------

OPERATING COSTS                                     1,188      1,013        635        529
OPERATING COSTS -- RELATED PARTY EXPENSES              39        230          9         96
                                                  -------    -------    -------    -------
TOTAL OPERATING COSTS                               1,227      1,243        644        625
                                                  -------    -------    -------    -------
OPERATING INCOME (LOSS)                                43        (81)        13        (43)
INTEREST EXPENSE                                      (57)       (41)       (30)       (21)
INTEREST INCOME                                        47         14         31          8
DIVIDEND INCOME                                       122         --        122         --
GAIN ON SALE OF INVESTMENTS                         1,090         --      1,090         --
OTHER INCOME                                            6         19         --         18
                                                  -------    -------    -------    -------
INCOME (LOSS) BEFORE INCOME TAXES                   1,251        (89)     1,226        (38)
INCOME TAX (PROVISION) BENEFIT                       (481)        33       (471)        14
                                                  -------    -------    -------    -------
NET INCOME (LOSS )                                $   770    $   (56)   $   755    $   (24)
                                                  =======    =======    =======    =======

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
   Basic                                            1,122      1,114      1,124      1,114
    Diluted                                         1,150      1,114      1,155      1,114

INCOME (LOSS) PER COMMON SHARE:
   Basic                                          $  0.69    $ (0.05)   $  0.67    $ (0.02)
   Diluted                                        $  0.67    $ (0.05)   $  0.65    $ (0.02)


        The accompanying notes are an integral part of these financial statements.

                                   SONOMAWEST HOLDINGS, INC.
                          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                          (UNAUDITED)
                           FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
                                     (AMOUNTS IN THOUSANDS)

                                                 Common Stock
                                          --------------------------                  Total
                                             Number                    Retained   Shareholders'
                                           of Shares       Amount      Earnings      Equity
                                          -------------  -----------  ----------  -------------

BALANCE, JUNE 30, 2005                            1,114  $     2,770  $    2,159  $       4,929

   Net income                                                                770            770

   Non-cash stock compensation charge                             81                         81

   Exercise of stock options                         10           62                         62
                                          -------------  -----------  ----------  -------------
BALANCE, DECEMBER 31, 2005                        1,124  $     2,913  $    2,929  $       5,842
                                          =============  ===========  ==========  =============


           The accompanying notes are an integral part of these financial statements.

                                      SONOMAWEST HOLDINGS, INC.
                                       STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                         FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                        (AMOUNTS IN THOUSANDS)

                                                                                     2005      2004
                                                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $   770    $   (56)
                                                                                   -------    -------
   Adjustments  to reconcile net income (loss) to net cash provided by operating activities:
      Gain on sale of investments                                                   (1,090)        --
      Dividends received from investments                                             (122)        --
      Non-cash stock compensation charge                                                81         10
      Depreciation and amortization expense                                            108        107

      Changes in assets and liabilities:
        Accounts receivable, net                                                       (49)         8
        Other receivables                                                               (1)        26
        Related party interest receivable                                               --          3
        Prepaid expenses and other assets                                               66         72
        Deferred income tax provision (benefit)                                        290        (33)

        Prepaid commissions and other assets                                           (59)        23
        Accounts payable                                                               (14)      (130)
        Accrued Expenses and other current liabilities                                  70         --
        Income taxes payable                                                           190         --
        Accrued payroll and related liabilities                                        (16)       (20)
        Unearned rents and deposits                                                     55         55
        Other long-term liabilities                                                   (131)        --
                                                                                   -------    -------
                                                                                      (622)       121
                                                                                   -------    -------
              Net cash provided by operating activities                                148         65
                                                                                   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (34)       (59)
   Proceeds from sale of investments                                                 1,690         --
   Dividends received from investments                                                 122         --
                                                                                   -------    -------
              Net cash provided by, (used in) investing activities                   1,778        (59)
                                                                                   -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt refinancing                                                    1,606
   Principal payments of long term debt                                             (1,633)       (28)
   Exercise of stock options                                                            62        400
                                                                                   -------    -------
              Net cash provided by financing activities                                 35        372
                                                                                   -------    -------
NET INCREASE  IN CASH                                                                1,961        378

CASH AT BEGINNING OF PERIOD                                                          1,879      1,348
                                                                                   -------    -------
CASH AT END OF PERIOD                                                              $ 3,840    $ 1,726
                                                                                   =======    =======

                       Supplemental Cash Flow Information
                                                                                     2005      2004
                                                                                   -------    -------
Interest paid                                                                      $    55    $    40
Taxes paid                                                                         $     1    $     1


              The accompanying notes are an integral part of these financial statements.


                    SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2005. The results of operations for the six-month period ended December 31, 2005 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2006.

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

NOTE 2 - INVESTMENT

Background. The Company holds an investment in MetroPCS Communications, Inc. ("METROPCS"), a privately held telecommunications company. As of December 31, 2005, the Company had a $2.4 million minority investment in the Series D Preferred Stock of MetroPCS. The Company owns less than one percent of the total outstanding shares of Series D Preferred Stock and less than one percent of the total outstanding capital stock of MetroPCS on an as-converted basis. The Company accounts for its investment in MetroPCS under the cost method.

The Board of Directors of SonomaWest Holdings continues to actively monitor this investment in order to maximize shareholder value. The Company has no relationships with MetroPCS other than its investment. However, Craig Stapleton, the Company's largest stockholder and the father of Walker R. Stapleton, the President, Chief Executive Officer and Chief Financial Officer of the Company, is a shareholder of MetroPCS. Additionally, a director of the Company has a small indirect beneficial ownership interest in MetroPCS Communications stock.

On September 26, 2005, the Company tendered approximately 20% of the shares of MetroPCS Series D Preferred Stock that it held in response to a tender offer by certain third parties to purchase shares of MetroPCS Series D Preferred Stock and common stock. The price per share offered in the tender offer was approximately three times the original investment amount per share paid by the Company for its MetroPCS shares, including the cumulative unpaid dividends as of December 31, 2005. All shares tendered by the Company were accepted. The gross proceeds to the Company from the tender offer of $1.8 million were received November 1, 2005, resulting in a net gain of $1,090,000 on sale of investments, and dividend income of $122,000. The Company's existing net operating loss carryforwards will offset much of the gain recognized for federal and state tax purposes from the sale of the MetroPCS shares.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of December 31, 2005. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on such information that we may request and that MetroPCS may provide to us. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is no longer subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. Based on the price per share offered in the tender offer, the MetroPCS shares held by the Company would have a value, as of December 31, 2005, of approximately $7.2 million. There can be no assurance, however, that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price.

NOTE 3 - LONG-TERM DEBT

As of December 31, 2005, long-term debt consists of the following:

                                                                      Amounts in
                                                                      Thousands

Credit  Agreement,  bank,  secured by a first deed of trust on the
 Company's  property  located at 2064  Gravenstein  Highway North,
 Sebastopol, California, payable in monthly installments of $7,000 plus interest at the bank's prime rate plus .25% per annum, final maturity October 1, 2010
                                                                      $   1,593
                                                                      ---------
                                                                          1,593
              Less current portion                                           80
                                                                      ---------
                                                                      $   1,513
                                                                      =========

The credit agreement replaces the Company's previous credit agreement with the bank and, in part, refinances approximately $1.6 million of indebtedness under the previous agreement. The term note bears interest at the bank's prime rate plus .25% (or, at the Company's election, the LIBOR rate, as defined, plus
3.25%), with monthly principal payments of approximately $7,000 beginning November 1, 2005. Unpaid principal and interest is due on the maturity date of October 1, 2010. The note is secured by a first deed of trust on the Company's property (the "North Property") located at 2064 Gravenstein Highway North, Sebastopol, California. Under this credit agreement the Company is required to meet certain financial covenants. As of December 31, 2005 the Company was in compliance with such covenants.

In addition, the Company entered into a line of credit agreement with its bank which is available through September 1, 2010 and provides for advances not to exceed at any time an aggregate principal amount of $500,000. Advances under the line of credit may be used to provide funds for tenant improvements. As of December 31, 2005 no amounts were outstanding under the line of credit.

Principal payments for the years succeeding December 31, 2005, are as follows:

                                                   Amounts in
              Year Ending June 30,                 Thousands
              --------------------                ------------
                   Balance of 2006                $         40
                              2007                          80
                              2008                          80
                              2009                          80
                              2010                          80
                        Thereafter                       1,233
                                                  ------------
                                                  $      1,593
                                                  ============

Note 4 - Stock-Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under our equity plans, and because all of the Company's stock options were fully vested as of July 1, 2005, the adoption of SFAS No. 123(R) did not have an impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our net income for the six months ended December 31, 2005 includes $81,000 in costs, $48,000 of this cost is due to non-qualified stock options with $(19,000) of income tax benefits related to our stock-based compensation arrangements. The remaining $33,000 in costs reflect incentive stock options with no tax benefit. Our net income for the six months ended December 31, 2004 included $10,000 of compensation related to our stock-based compensation arrangements and $(4,000) of income tax benefit related to our stock-based compensation arrangements.

On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation to encourage officers, directors, consultants and other key employees of the Company and its affiliates to attain high performance and encourage stock ownership in the Company. The maximum number of shares of common stock issuable over the term of the 2002 Stock Option Plan is 150,000 shares. No participant in the 2002 Plan may be granted stock options, direct stock issuances and share right awards for more than 15,000 shares of common stock in total in any calendar year. The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the Common Stock on the date of grant. The exercise price of non-statutory stock options must at least be equal to 85% of the fair market value of the Common Stock on the date of grant. The contractual life of the options is ten years. To date, all options issued under this plan have been issued fully vested.

Prior to adoption of the 2002 Stock Incentive Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

A summary of the status of the Company's stock option plans at December 31, 2005 with changes during the six months ended December 31, 2005 are presented in the table below:

                                                        Simple
                                           Weighted     Average     Aggregate
                                           Average     Remaining    Intrinsic
                              Options     Exercise    Contractual     Value
                           (in thousands)   Price    Term (years) (in thousands)
                            -----------  -----------  -----------  -----------

Balance, June 30, 2005               93  $      6.41
     Granted                         15  $     10.95
     Cancelled                       (2) $      7.42
     Exercised                      (10) $      6.24
                            -----------  -----------
Balance, December 31, 2005           96  $      7.12         6.26  $       686
                            -----------  -----------
Exercisable,
 December 31, 2005                   96  $      7.12         6.26  $       686

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following simple-average assumptions used for the fiscal 2006 grants: weighted average risk-free interest rate of 4.37 percent; expected dividend yield of 0 percent; expected life of two years for the Plan options; and expected volatility of 49 percent. All outstanding options were fully vested as of December 31, 2005; and thus, there was no unrecognized compensation cost related to stock options.

Cash received from stock option exercises during the six months ended December 31, 2005 was $62,000. We issue new shares to satisfy stock option exercises.

During the six months ended December 31, 2005, outstanding options held by former directors of the Company and by the Company's former chief financial officer, which in the aggregate are exercisable to purchase a total of 36,500 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company. The Company recorded non-cash compensation expense of $32,000 for the quarter ended December 31, 2005, relating to these amendments.

NOTE 5 - RELATED PARTIES

On July 1, 2005, Bugatto Investment Company (of which David J. Bugatto, a director of the Company, is the president) entered into a consulting agreement pursuant to which Bugatto Investment Company provides real estate consulting services to the Company for an hourly fee of $225. The agreement replaces a similar agreement entered into on July 1, 2004. Under the agreement, if either of the Company's Sonoma County properties are sold during the term of the agreement, Bugatto Investment Company is entitled to receive a fee equal to 1.5% of the sales prices regardless of whether or not a broker is involved, and Bugatto Investment Company is entitled to receive a fee equal to the greater of 1.5% of the gross value of the real estate or $150,000 upon any transaction that would result in the Company becoming a private company. The term of the agreement is through July 30, 2006, but the agreement can be terminated earlier upon the occurrence of certain events, including notice of termination by either party. During the six months ended December 31, 2005, the Company incurred $13,000 for real estate consulting services from Bugatto Investment Company. These expenses are included in Operating Costs - Related Party. As of December 31, 2005, the Company had a payable to Bugatto Investment Company of $2,700.

Effective August 1, 2005, the Company entered into a consulting agreement with Thomas Eakin, the Company's former Chief Financial Officer. Under the agreement, Mr. Eakin provided financial management and accounting services to the Company at an hourly billing rate of $115 per hour, plus expenses. The term of the agreement was initially through July 31, 2006; however, in September 2005, Mr. Eakin delivered a notice of termination of the consulting agreement, effective October 12, 2005. During the six months ended December 31, 2005, the Company incurred $18,000 for services from Thomas R. Eakin. As of December 31, 2005, the Company did not have a payable to Mr. Eakin. These expenses are included in Operating Costs - Related Party.

Gary L. Hess, former director and former President and Chief Executive Officer, entered into an agreement with the Company to sell its remaining PermaPak inventory and equipment. During the fiscal year ended June 30, 2005 the Company received the final payment on the sale of the PermaPak inventory and equipment. Pursuant to the terms of the agreement with Mr. Hess, the Company paid $8,000 in commissions to Mr. Hess as a result of this payment. These expenses were included under Operating Costs - Related Party. As of December 31, 2005, the Company did not owe Mr. Hess any commissions under this agreement. As of the 2005 annual meeting of stockholders, Mr. Hess is no longer a board member.

Roger S. Mertz, former Chairman of the Board and former director, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm served as the Company's general counsel during fiscal 2005. During the six months ended December 31, 2005, the Company incurred $9,000 for legal services provided by Allen Matkins. As of December 31, 2005, the Company had no payable to Allen Matkins. As of the 2005 annual meeting of stockholders, Mr. Mertz is no longer a board member.

Walker Stapleton, a director was elected President and Chief Executive Officer on June 16, 2005.

On December 23, 2005, the Compensation Committee of the Board of Directors ("Board") the Company approved compensation arrangements for directors of the Company for the 2006 fiscal year (the year ending June 30, 2006). Outside directors will receive the following compensation: $3,000 per quarter, plus reimbursement for reasonable out-of-pocket expenses incurred in connection with attendance at meetings; $1,500 for each Board and shareholder meeting attended; for service on the Audit Committee or the Compensation Committee, $1,000 per quarter for each such committee; and for service on special or other committees authorized by the Board, $1,000 per meeting of such committee. The committee also awarded options to purchase 2,500 shares of the Company's common stock to each director who is not also an employee of the Company, and awarded options to purchase 10,000 shares of the Company's common stock to Walker R. Stapleton, the Company's Chief Executive Officer. The exercise price of all options is equal to the fair market value of the common stock on the date of grant.

Note 6 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the six months ended December 31, 2005 and December 31, 2004 of $996,000 and $908,000, respectively. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of December 31, 2005, assuming that all current month-to-month leases continue unchanged throughout the periods presented in the table, and that there are no changes to the other leases other than expiration of the leases at the end of their stated terms and no additional space is leased, the following will be the future minimum lease income (in thousands):

         Year Ending               Amounts in
           June 30                  Thousands
------------------------------- ------------------
Balance of 2006                            701
2007                                       856
2008                                       521
2009                                       356
2010                                       321
Thereafter                                 632
                                ------------------
         Total                          $3,387
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

The financial statements included herein are presented as of, and for the three and six months ending December 31, 2005 and 2004 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

Recent Developments

      On February 8, 2006, the Company issued a press release announcing that it had received from Walker R. Stapleton, the Company's President and Chief Executive Officer, a letter expressing an interest in initiating a management-led buyout transaction of the Company by an investment group including Mr. Stapleton and members of his family, including Craig Stapleton, who is the company's largest stockholder. Based on the most recent Schedule 13D filed by Craig Stapleton and certain other persons, Craig Stapleton beneficially owns approximately 48% of the outstanding shares of the Company's common stock. The letter indicates an interest in acquiring all of the company's outstanding shares not held by the investment group at a price of $11.03 per share. The letter does not propose a form of transaction. The letter indicates that the investment group is very confident in its ability to secure appropriate financing for the transaction.

      The board of directors has appointed a special committee composed of David Bugatto and Fredric Selinger, both independent directors of the Company, to consider the expression of interest and, if the committee deems appropriate, enter into negotiations with the investment group or take other actions regarding the expression of interest. The committee has the authority to retain independent financial advisors and independent legal counsel.

      There can be no assurance that any definitive offer will be made, that any agreement will be executed or that any transaction will be initiated or consummated.

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

Valuation of investment in MetroPCS Communications, Inc.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of December 31, 2005. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on such information that we may request and that MetroPCS may provide to us. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is no longer subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. Based on the price per share offered in the tender offer, the MetroPCS shares held by the Company would have a value, as of December 31, 2005, of approximately $7.2 million. There can be no assurance, however, that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price. See Note 2 above for further information.

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

Valuation Allowance on Deferred Taxes

The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company's previous losses have generated federal tax net operating losses ("NOLs") some of which have been previously carried back to offset prior years' taxable income. During fiscal 2006, the Company expects to utilize all of its remaining NOLs as a result of a significant tax gain generated by the Company's partial tender offer of its MetroPCS investment.

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

                              RESULTS OF OPERATIONS

Results of Operations

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leaseable area under roof of 391,000 square feet. As of December 31, 2005 and 2004 the Company had a total of 32 and 28 tenants respectively. The tenants have varying original lease terms ranging from month-to-month to ten years with options to extend the leases. As of December 31, 2005, the tenants occupied approximately 307,000 square feet under roof, or 79% of the leasable area under roof. This compares to 295,000 square feet under roof, or 75% of the leasable area under roof as of December 31, 2004. In addition to the area under roof, the Company had 64,000 square feet of outside area under lease as of December 10, 2005 and 76,000 as of December 31, 2004.

Rental Revenue. For the six months ended December 31, 2005 rental revenue increased $88,000 or 10% as compared to the corresponding period in the prior year. The increase in rental revenue was attributable to the increase in leased square footage. This increase is primarily a result of expansion by the existing tenants under short-term leases for $60,000 and one new larger tenant for $100,000, these were offset by vacating tenants and CPI increases for a credit of $72,000. This increase in demand was not anticipated and was primarily a result of an increase in a tenant's business volume.

For the three months ended December 31, 2005 rental revenue increased $44,000 or 9% as compared to the three months ended December 31, 2004. The increase in rental revenue is attributable to an increase in leased square footage. This increase is primarily a result of expansion by existing tenants referred to above.

Tenant Reimbursements. For the six months ended December 31, 2005 tenant reimbursements increased $20,000 or 8% as compared to the six months ended December 31, 2004. Such reimbursements typically fluctuate based upon the increase or decrease in utilities rates and the amount of space occupied by tenants. Of the $20,000 increase, a reduction of $6,000 resulted from non-utility related reimbursements and the balance resulted from increased utility rates and usage by the tenants.

For the three months ended December 31, 2005 tenant reimbursements increased $31,000 or 29% as compared to the three months ended December 31, 2004. The increase in utilities during the quarter is primarily a result of increased activity by three manufacturing tenants.

Operating Costs. For the six months ended December 31, 2005 total operating costs decreased $16,000 or 1% compared to the six months ended December 31, 2004. Of this decrease, operating costs--related party decreased $191,000 and operating costs increased $175,000. The decrease in related party expenses was the result of reduced legal expenses related to the firm of which a former director of the Company is a partner of $172,000, due primarily to the use of another firm for services, along with a combined reduction of $14,000 in accounting and real estate consulting fees and $5,000 reduction in related party commission.

The increase of $175,000 in operating costs was a result of non-related party legal expenses of $81,000 due to the engagement of a new legal firm, increased non-cash stock compensation of $71,000 for stock option extensions and new options, salary and compensation arrangements of $59,000 for the quarter for Walker R. Stapleton who became the President and Chief Executive Officer of the Company in June 2005, utility cost increases of $22,000 due primarily to the increase in utility rates, audit and accounting fees of approximately $8,000, property insurance deductible of $11,000, facility water system of $10,000, marketing expense of $7,000, non-related accounting of $6,000 due to the hiring of a consultant firm, and other of $31,000. These increases were offset by decreases in repairs and maintenance of $104,000 due to the significant painting, roof repairs and storm damage maintenance in 2004 and development costs of $27,000. The Company continues to closely scrutinize all discretionary spending. Efforts to reduce and/or maintain expenses continue to be an important focus of the Company. Total operating expenses are expected to remain relatively consistent over the remainder of fiscal 2006.

For the three months ended  December 31, 2005 total  operating  costs  increased
$19,000 or 3%. Of this increase, operating costs--related party decreased $87,000 and operating costs increased $106,000 which was primarily a result of increases in non-cash stock compensation of $81,000 and repairs and maintenance.

Interest Income. For the six months ended December 31, 2005, the Company generated $47,000 of interest income on its cash balances as compared to $14,000 in the six months ended December 31, 2004. The sale of a portion of the Company's MetroPCS stock in October 2005 in response to a tender offer has increased the invested cash accounts.

For the three months ended December 31, 2005, the Company generated $31,000 of interest income on its cash balances as compared to $8,000 in the three months ended December 31, 2004. Again, the increase was primarily due to increased cash generated by the sale of Metro PCS shares in October 2005.

Interest Expense. Interest expense consists solely of interest expense on mortgage debt. Interest expense increased to $57,000 for the six months ended December 31, 2005, compared to $41,000 for the corresponding period in the prior year due primarily to increased interest rates on the Company's outstanding debt.

For the three months ended December 31, 2005, the Company had $30,000 of interest expense as compared to $21,000 in the three months ended December 31, 2004 primarly due to interest rate increases on the outstanding debt.

Gain on Sale of Investment and Dividends. For the six months ended December 31, 2005, the Company received $1,813,000 for the tender of 20% of its shares in MetroPCS, resulting in a gain on sale of investments of $1,090,000 and dividend income of $122,000.

Other Income and Expense. For the six months ended December 31, 2005, the Company incurred a net increase in other income of $6,000 which includes $5,000 from the sale of a dust collection system and other discontinued equipment.

Income Taxes. The effective tax rate for the six months ended December 31, 2005 increased to a provision of 38.45% from a benefit of 37% for the six months ended December 31, 2004. As of December 31, 2005, the Company had no operating loss carryforwards. Though the Company had reported taxable losses until 2005, as of the end of fiscal 2005 management believed that the pending initial public offering of MetroPCS was expected to result in significant realized investment gains as the Company planned to sell a portion of its investment upon completion of the aforementioned initial public offering. Consequently, management believed that it was more likely than not that the Company would generate sufficient taxable income in the foreseeable future, allowing for the expected utilization of 100% of its deferred tax assets. As a result, the valuation allowance was reversed in the fourth quarter of fiscal 2005. Although the initial public offering was later withdrawn, the Company completed a tender offer with Metro PCS in October 2005 that will allow for utilization of all of the Company's remaining net operating loss carryforwards during fiscal 2006.

Liquidity and Capital Resources

The Company had cash of $3.8 million at December 31, 2005, and current maturities of long-term debt of $80,000. The increase in cash and cash equivalents of $1,961,000 since June 30, 2005 was primarily a result of the cash proceeds from the sale of 20% of the Company's MetroPCS holdings, of $1,813,000 cash received from the exercise of stock options of $62,000 and cash provided by operating activities of $147,000, which were partially offset by principal payment on long-term debt of $27,000 and capital expenditures of $34,000.

In October 2005, the Company, entered into a credit agreement with Wells Fargo Bank, National Association. The credit agreement replaces the Company's previous credit agreement with the bank and, in part, refinances approximately $1.6 million of indebtedness under the previous agreement. The credit agreement provides for a line of credit, which is available through September 1, 2010. The line of credit provides for advances not to exceed at any time an aggregate principal amount of $500,000, and advances under the line of credit may be used to provide funds for tenant improvements. The term note bears interest at the bank's prime rate plus .25% (or, at the Company's election, the LIBOR rate, as defined, plus 3.25%), with monthly principal payments of approximately $7,000 beginning November 1, 2005. Unpaid principal and interest is due on the maturity date of October 1, 2010. The note is secured by a first deed of trust on the Company's property (the "North Property") located at 2064 Gravenstein Highway North, Sebastopol, California. Under this credit agreement the company is required to meet certain financial covenants; as of December 31, 2005 the company was in compliance with such covenants.

The Company anticipates that material cash commitments during the third and fourth quarters of fiscal 2006 will include $40,000 of principal debt reduction and approximately $160,000 of capital expenditures. Cash flows from operating activities are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently has no derivative financial instruments that expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable and in changes in the fair value of its investment in MetroPCS Communications, Inc. As of December 31, 2005, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value. The Company believes the note payable approximates fair market value as the term to maturity is short (October 1, 2010) and as a result of this short term maturity, the Company believes its exposure to market risk for significant changes in the variable interest rate (prime + .25%) will be immaterial. Based on the price per share offered in the October 2005 tender offer, the Company believes that the investment in MetroPCS Communications exceeds its carrying amount. The Company accounts for its investment in MetroPCS Communications under the cost method, which was $2,401,000 as of December 31, 2005. The Company owned approximately 0.857% of the total outstanding shares of MetroPCS Communications' Series D Preferred Stock and approximately 0.33% of its total outstanding capital stock on an as-converted basis as of December 31, 2005.

Item 4.  Controls and Procedures

As of December  31,  2005,  the Company  carried  out an  evaluation,  under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chief Executive and Chief Financial Officer, do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

      Results of the registrant's annual meeting of stockholders held on November 17, 2005, were previously reported on a Form 8-K filed with the Securities and Exchange Commission on November 23, 2005.

Item 5. Other Information

        None

Item 6. Exhibits

      10.9 Credit Agreement dated October 1, 2005 between SonomaWest Holdings and Wells Fargo Bank.*

      31.1  Chief Executive Officer and Chief Financial Officer Certification of
            Periodic   Financial   Report   Pursuant   to  Section  302  of  the
            Sarbanes-Oxley Act of 2002*

      32.1 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

      -----------
      *  Filed herewith.
      +  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    February 13, 2006


/s/ Walker R. Stapleton
--------------------------------------------
Walker R. Stapleton, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Document Description
----------    ------------------------------------------------------------------
10.9          Credit Agreement dated October 1, 2005 between SonomaWest Holdings and Wells Fargo Bank.*

31.1 Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

----------
*     Filed herewith
+     Furnished herewith