Form 10-Q
period 2006-03-31
SONOMAWEST HOLDINGS INC
filed 2006-05-15
CIK 102588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2006 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________.

Commission File Number 01912

SONOMAWEST HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1069729
(State of incorporation)	(IRS Employer Identification #)

2064 Highway 116 North, Sebastopol, CA	95472-2662
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:     707-824-2534

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

YES: ☒  NO: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES: ☐  NO: ☒

As of May 12, 2006, there were 1,124,257 shares of common stock, no par value, outstanding.

SONOMAWEST HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(unaudited)

ASSETS	March 31, 2006	June 30, 2005
CURRENT ASSETS:
Cash	$3,730	$1,879
Accounts receivable	169	123
Other receivables	4	13
Prepaid income taxes	70	—
Prepaid expenses and other assets	19	129
Current deferred income taxes, net	—	298
Total current assets	3,992	2,442
RENTAL PROPERTY, net	1,466	1,553
INVESTMENT, at cost	2,401	3,001
DEFERRED INCOME TAXES	182	159
PREPAID COMMISSIONS AND OTHER ASSETS	178	117
Total assets	8,219	$7,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$80	$1,620
Accounts payable	90	121
Accrued payroll and related liabilities	17	31
Accrued expenses and other current liabilities	186	76
Unearned rents and deposits	459	364
Current deferred tax liability	8	—
Total current liabilities	840	2,212
LONG-TERM DEBT, net of current maturities	1,493	—
OTHER LONG-TERM LIABILITIES	—	131
Total liabilities	2,333	2,343
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares outstanding	—	—
Common stock: 5,000 shares authorized, no par value; 1,124 and 1,114 shares outstanding on March 31, 2006 and June 30, 2005, respectively	2,913	2,770
Retained earnings	2,973	2,159
Total shareholders’ equity	5,886	4,929
Total liabilities and shareholders’ equity	$8,219	$7,272

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended March 31		Three Months Ended March 31
	2006	2005	2006	2005
RENTAL REVENUE -NET	$1,540	$1,371	$544	$463
TENANT REIMBURSEMENTS	386	333	112	79
TOTAL REVENUE	1,926	1,704	656	542

OPERATING COSTS	1,771	1,436	583	423
OPERATING COSTS -- RELATED PARTY EXPENSES	52	298	13	68
TOTAL OPERATING COSTS	1,823	1,734	596	491
OPERATING INCOME (LOSS)	103	(30)	60	51

INTEREST EXPENSE	(87)	(65)	(30)	(24)
INTEREST INCOME	89	24	42	10
DIVIDEND INCOME	122	—	—	—
GAIN ON SALE OF INVESTMENTS	1,090	—	—	—
OTHER INCOME	7	21	1	2
INCOME (LOSS) BEFORE INCOME TAXES	1,324	(50)	73	39
INCOME TAX PROVISION (BENEFIT)	510	(15)	29	18
NET INCOME (LOSS )	$814	$(35)	$44	$21

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,123	1,114	1,124	1,114
Diluted	1,155	1,114	1,164	1,156

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.73	$(0.03)	$0.04	$0.02
Diluted	$0.70	$(0.03)	$0.04	$0.02

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2006
(AMOUNTS IN THOUSANDS)

	Common Stock			Total
	Number		Retained	Shareholders’
	of Shares	Amount	Earnings	Equity

BALANCE, JUNE 30, 2005	1,114	$2,770	$2,159	$4,929
Net income			814	814
Non-cash stock compensation charge		81		81
Exercise of stock options	10	62		62
BALANCE, MARCH 31, 2006	1,124	$2,913	$2,973	$5,886

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(AMOUNTS IN THOUSANDS)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$814	$(35)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of investments	(1,090)	—
Dividends received from investments	(122)	—
Non-cash stock compensation charge	81	10
Depreciation and amortization expense	162	161
Changes in assets and liabilities:
Accounts receivable	(46)	8
Other receivables	9	25
Related party interest receivable	—	3
Prepaid income taxes	(70)	—
Prepaid expenses and other assets	110	97
Deferred income tax provision (benefit)	283	(16)
Prepaid commissions and other assets	(61)	35
Accounts payable	(31)	(142)
Accrued expenses and other current liabilities	110	—
Accrued payroll and related liabilities	(14)	(18)
Unearned rents and deposits	95	78
Other long-term liabilities	(131)	—
	(715)	241
Net cash provided by operating activities	99	206
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(76)	(69)
Proceeds from sale of investments	1,691	—
Dividends received from investments	122	—
Net cash provided by (used in) investing activities	1,737	(69)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	1,606	—
Principal payments of long term debt	(1,653)	(42)
Exercise of stock options	62	400
Net cash provided by financing activities	15	358
NET INCREASE IN CASH	1,851	495

CASH AT BEGINNING OF PERIOD	1,879	1,348
CASH AT END OF PERIOD	$3,730	$1,843

Supplemental Cash Flow Information
	2006	2005
Interest paid	$85	$65
Taxes paid	$1	$1

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2006

Note 1 - Basis of Presentation

The accompanying unaudited interim statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements and notes thereto for each of the three years in the period ended June 30, 2005. The results of operations for the nine-month period ended March 31, 2006 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2006.

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

Note 2 - Investment

Background. The Company holds an investment in MetroPCS Communications, Inc. (“MetroPCS”), a privately held telecommunications company. As of March 31, 2006, the Company had a $2.4 million minority investment in the Series D Preferred Stock of MetroPCS. The Company owns less than one percent of the total outstanding shares of Series D Preferred Stock and less than one percent of the total outstanding capital stock of MetroPCS on an as-converted basis. The Company accounts for its investment in MetroPCS under the cost method.

The Board of Directors of SonomaWest Holdings continues to monitor this investment. The Company has no relationships with MetroPCS other than its investment. However, Craig Stapleton, the Company’s largest stockholder and the father of Walker R. Stapleton, the President, Chief Executive Officer and Chief Financial Officer of the Company, is a shareholder of MetroPCS. Additionally, a director of the Company has a small indirect beneficial ownership interest in MetroPCS stock.

On September 26, 2005, the Company tendered approximately 20% of the shares of MetroPCS Series D Preferred Stock that it held in response to a tender offer by certain third parties to purchase shares of MetroPCS Series D Preferred Stock and common stock. The price per share offered in the tender offer was approximately three times the original investment amount per share paid by the Company for its MetroPCS shares, including the cumulative unpaid dividends as of December 31, 2005. All shares tendered by the Company were accepted. The gross proceeds to the Company from the tender offer of $1.8 million were received November 1, 2005, resulting in a net gain of $1,090,000 on sale of investments, and dividend income of $122,000. The Company’s existing net operating loss carryforwards will offset much of the gain recognized for federal and state tax purposes from the sale of the MetroPCS shares.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of March 31, 2006. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, for purposes of reflecting the investment on the Company’s financial statements. This process is based primarily on such information as we may request and that MetroPCS may provide to us. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is no longer subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. If the Company had, in September 2005, tendered the remaining MetroPCS shares that it currently holds, the Company would have received gross proceeds of approximately $7.2 million from the tender of such shares (in addition to the proceeds from the shares actually tendered). There can be no assurance that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price.

Note 3 - Long-term debt

As of March 31, 2006, long-term debt consists of the following:

Amounts in Thousands
Credit Agreement, bank, secured by a first deed of trust on the Company’s property located at 2064 Gravenstein Highway North, Sebastopol, California, payable in monthly installments of $7,000 plus interest at the bank’s prime rate plus .25% per annum (7.75% at March 31, 2006), final maturity October 1, 2010	$1,573
1,573
Less current portion	80
$1,493

The credit agreement replaces the Company’s previous credit agreement with the bank and, in part, refinances approximately $1.6 million of indebtedness under the previous agreement. Under this credit agreement the Company is required to meet certain financial covenants. As of March 31, 2006 the Company was in compliance with such covenants.

In addition, the Company entered into a line of credit agreement with its bank which is available through September 1, 2010 and provides for advances not to exceed at any time an aggregate principal amount of $500,000. Advances under the line of credit may be used to provide funds for tenant improvements. As of March 31, 2006 no amounts were outstanding under the line of credit.

Principal payments for the years succeeding March 31, 2006, are as follows:

Year Ending June 30,	Amounts in Thousands
Balance of 2006	$20
2007	80
2008	80
2009	80
2010	80
Thereafter	1,233
$1,573

Note 4 - Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three and nine months ended March 31, 2005 was 42,000 and zero, respectively. The calculation of diluted earnings per share for the three and nine months ended March 31, 2006 excluded stock options to purchase zero and 15,000 shares, respectively because the effect would have been anti-dilutive. The calculation of diluted earnings per share for the three and nine months ended March 31, 2005 excluded stock options to purchase of zero and 38,000 shares, respectively, because the effect would have been anti-dilutive. The calculation of diluted earning per share for the three and nine months ended March 31, 2005 excluded stock options to purchase of zero and 38,000 shares, respectively, because the effect would have been anti-dilutive.

Note 5 - Stock-Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under our equity plans, and because all of the Company’s stock options were fully vested as of July 1, 2005, the adoption of SFAS No. 123(R) did not have an impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our net income for the nine months ended March 31, 2006 includes $81,000 of stock based compensation expense, and $19,000 of income tax benefits related to our stock-based compensation arrangements. Our net income for the nine months ended March 31, 2005 included $10,000 of stock-based compensation expense and $4,000 of income tax benefit related to our stock-based compensation arrangements. During the nine months ended March 31, 2006, outstanding options held by former directors of the Company and by the Company’s former chief financial officer, which in the aggregate are exercisable to purchase a total of 36,500 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company. Of the $81,000 of stock based compensation expense recorded during the nine months ended March 31, 2005, $34,000 related to these amendments.

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

Prior to adoption of the 2002 Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

A summary of the status of the Company’s stock option plans at March 31, 2006 with changes during the nine months ended March 31, 2006 are presented in the table below:

	Options (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2005	93	$6.41
Granted	15	$10.95
Cancelled	(2)	$7.42
Exercised	(10)	$6.24
Balance, March 31, 2006	96	$7.12	6.01	$686
Exercisable, March 31, 2006	96	$7.12	6.01	$686

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for the fiscal 2006 grants: risk-free interest rate of 4.37 percent; expected dividend yield of 0 percent; expected life of two years for the plan options; and expected volatility of 49 percent. All outstanding options were fully vested as of March 31, 2006; and thus, there was no unrecognized compensation cost related to stock options.

Cash received from stock option exercises during the nine months ended March 31, 2006 was $62,000. We issue new shares to satisfy stock option exercises. The aggregate exercise price exceeded the market price at date of exercise and thus, had no intrinsic value.

During the nine months ended March 31, 2006, outstanding options held by former directors of the Company and by the Company’s former chief financial officer, which in the aggregate are exercisable to purchase a total of 36,500 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company. The Company recorded non-cash compensation expense of $34,000 for the quarter ended March 31, 2006, relating to these amendments.

Note 6 - Related Parties

On July 1, 2005, Bugatto Investment Company (of which David J. Bugatto, a director of the Company, is the president) entered into a consulting agreement pursuant to which Bugatto Investment Company provides real estate consulting services to the Company for an hourly fee of $225. The agreement replaces a similar agreement entered into on July 1, 2004. Under the agreement, if either of the Company’s Sonoma County properties are sold during the term of the agreement, Bugatto Investment Company is entitled to receive a fee equal to 1.5% of the sales prices regardless of whether or not a broker is involved, and Bugatto Investment Company is entitled to receive a fee equal to the greater of 1.5% of the gross value of the real estate or $150,000 upon any transaction that would result in the Company becoming a private company.  The term of the agreement is through June 30, 2006, but the agreement can be terminated earlier upon the occurrence of certain events, including notice of termination by either party. During the nine months ended March 31, 2006, the Company incurred $25,000 for real estate consulting services from Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party.  As of March 31, 2006, the Company had a payable to Bugatto Investment Company of $4,353.

Effective August 1, 2005, the Company entered into a consulting agreement with Thomas Eakin, the Company’s former Chief Financial Officer. Under the agreement, Mr. Eakin provided financial management and accounting services to the Company at an hourly billing rate of $115 per hour, plus expenses. The term of the agreement was initially through July 31, 2006; however, in September 2005, Mr. Eakin delivered a notice of termination of the consulting agreement, effective October 12, 2005. During the nine months ended March 31, 2006, the Company incurred $18,000 for services from Thomas R. Eakin. As of March 31, 2006, the Company did not have a payable to Mr. Eakin.  These expenses are included in Operating Costs - Related Party.

Gary L. Hess, a former director and former President and Chief Executive Officer, entered into an agreement with the Company to sell its remaining PermaPak inventory and equipment. During the fiscal year ended June 30, 2005 the Company received the final payment on the sale of the PermaPak inventory and equipment. Pursuant to the terms of the agreement with Mr. Hess, the Company paid $8,000 in commissions to Mr. Hess as a result of this payment. These expenses were included under Operating Costs - Related Party. As of March 31, 2006, the Company did not owe Mr. Hess any commissions under this agreement.

Roger S. Mertz, former Chairman of the Board and a former director of the Company, is a partner of a law firm that served as the Company’s general counsel during fiscal 2005. During the nine months ended March 31, 2006, the Company incurred $9,000 for legal services provided by that firm. As of March 31, 2006, the Company had no payable to that firm.

Walker R. Stapleton, a director was elected President and Chief Executive Officer on June 16, 2005.

On December 23, 2005, the Compensation Committee of the Board of Directors (“Board”) of the Company approved compensation arrangements for directors of the Company for the 2006 fiscal year (the year ending June 30, 2006). Outside directors will receive the following compensation: $3,000 per quarter, plus reimbursement for reasonable out-of-pocket expenses incurred in connection with attendance at meetings; $1,500 for each Board and shareholder meeting attended; for service on the Audit Committee or the Compensation Committee, $1,000 per quarter for each such committee; and for service on special or other committees authorized by the Board, $1,000 per meeting of such committee. The committee also awarded options to purchase 2,500 shares of the Company’s common stock to each director who is not also an employee of the Company, and awarded options to purchase 10,000 shares of the Company’s common stock to Mr. Stapleton, the Company’s Chief Executive Officer and a director. The exercise price of all options is equal to the fair market value of the common stock on the date of grant.

On March 22, 2006, the Board of Directors approved compensation arrangements for directors of the Company for service after that date as members of the Special Committee of the Board that the Board established following the previously announced receipt by the Company of a letter from Mr. Stapleton, disclosing the desire to initiate a management-led buyout of the Company by an investment group that would include members of his family. Members will receive an initial payment of $20,000 and, if the Special Committee is still in existence and undertaking activities as of May 3, 2006, then each member will receive an additional $15,000. Under the Company’s previously adopted policies concerning compensation to directors, directors are generally entitled to receive $1,000 for each meeting attended of a committee or subcommittee of the Board. In connection with the above arrangements, the Board determined that no further meeting fees would be payable in connection with meetings of the Special Committee.

Note 7 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the nine months ended March 31, 2006 and March 31, 2005 of $1,540,000 and $1,371,000, respectively. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of March 31, 2006, assuming that all current month-to-month leases continue unchanged throughout the periods presented in the table, and that there are no changes to the other leases other than expiration of the leases at the end of their stated terms and no additional space is leased, the following will be the future minimum lease income (in thousands):

Year Ending June 30	Amounts in Thousands
Balance of 2006	413
2007	1,363
2008	947
2009	428
2010	333
Thereafter	653
Total	$4,137

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and other cautionary statements set forth therein and in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements included herein are presented as of, and for the three and nine months ending March 31, 2006 and 2005 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

Recent Developments

On March 28, 2006, Sonoma County approved modifications to the existing land use entitlements on the North Property, located at 2064 Gravenstein Highway North, Sebastopol, California, subject to the satisfaction of certain conditions. These land use entitlement changes, among other things, approved a rezoning of the property from diverse agricultural to industrial park use and the approval of a master use permit. These land use approvals permit the Company to lease the property to a broader range of tenants and for a broader range of uses on the property. Additionally the approvals permit new buildings to be constructed to replace older buildings without having to reapply to the county for additional zoning approvals or waivers. In order for the Company to maintain the benefits of the land use approvals obtained, the Company is required to satisfy a number of conditions involving the property. The Company has began making the expenditures and taking the actions required to satisfy these conditions. Full satisfaction of the conditions is anticipated in advance of their respective deadlines (generally, six to 24 months).

On February 8, 2006, the Company issued a press release announcing that it had received from Walker R. Stapleton, the Company’s President and Chief Executive Officer, a letter expressing an interest in initiating a management-led buyout transaction of the Company by an investment group including Mr. Stapleton and members of his family, including Craig Stapleton, who is the Company’s largest stockholder. Based on the most recent Schedule 13D filed by Craig Stapleton and certain other persons, Craig Stapleton beneficially owns approximately 48% of the outstanding shares of the Company’s common stock. The letter indicated an interest in acquiring all of the Company’s outstanding shares not held by the investment group at a price of $11.03 per share. The letter did not propose a form of transaction. The letter indicated that the investment group was very confident in its ability to secure appropriate financing for the transaction.

The board of directors has appointed a special committee composed of Joe Milam and Fredric Selinger, both independent directors of the Company, to consider the expression of interest and, if the committee deems appropriate, enter into negotiations with the investment group or take other actions regarding the expression of interest or alternate transactions. The committee has the authority to retain independent financial advisors and independent legal counsel.

The Special Committee has received two additional letters from Mr. Stapleton on behalf of the investment group, dated March 23, 2006 and April 11, 2006. The letters expressed continued interest in the kind of transaction described in the February 8, 2006 letter and indicated that the exact structure of a transaction would depend on the ability of the investment group to reach an agreement with the Company as well as tax and securities law considerations. The letters stated that the investment group, which beneficially owns approximately 48% of the outstanding common stock, did not have any interest in selling its shares in the Company and therefore would not support an alternative transaction. The letters reserved the right of the investment group to withdraw its expression of interest at any time.

There can be no assurance that any definitive offer will be made, that any agreement will be executed or that any transaction with this investment group or any other person or entity will be initiated or consummated.

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

Valuation of investment in MetroPCS Communications, Inc.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of March 31, 2006. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, for purposes of reflecting the investment on the Company’s financial statements. This process is based primarily on such information as we may request and that MetroPCS may provide to us. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is no longer subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. If the Company had, in September 2005, tendered the remaining MetroPCS shares that it currently holds, the Company would have received gross proceeds of approximately $7.2 million from the tender of such shares (in addition to the proceeds from the shares actually tendered). There can be no assurance, however, that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price. See Note 2 above for further information.

The Company owns less than one percent of the total outstanding shares of MetroPCS’ Series D Preferred Stock and less than one percent of its total outstanding capital stock on an as-converted basis. If as a result of its review of information available to the Company regarding MetroPCS, the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to “loss on investments” in the statements of operations.

Valuation Allowance on Deferred Taxes

The Company records deferred tax assets and/or liabilities based upon its estimate of the taxes payable in future years, taking into consideration any change in tax rates and other statutory provisions. The Company’s previous losses have generated federal tax net operating losses ("NOLs") some of which have been previously carried back to offset prior years’ taxable income. During fiscal 2006, the Company expects to utilize all of its remaining NOLs as a result of a realized gain generated by the Company’s partial tender offer of its MetroPCS investment.

OVERVIEW

The Company’s business consists of its real estate management and rental operations. The Company also owns a minority investment in the Series D Preferred Stock of a private telecommunications company, MetroPCS. In 2000 and 2001, the Company liquidated its fruit processing operations, but continued to hold its real estate and other assets. Thereafter, an opportunity was made available to the Company to invest in MetroPCS, which has operations, in part, in Northern California.

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

RESULTS OF OPERATIONS

Results of Operations

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leaseable area under roof of 375,000 square feet. Recently the Company has revised the method by which it calculates total leasable area under roof to reflect, among other things, the removal of square footage attributable to common areas, such as hallways and bathrooms, that are not leasable to specific tenants. As of March 31, 2006 and 2005 the Company had a total of 32 and 30 tenants, respectively. The tenants have varying original lease terms ranging from month-to-month to ten years with options to extend the leases. As of March 31, 2006, the tenants occupied approximately 336,000 square feet under roof, or 90% of the leasable area under roof. This compares to 272,000 square feet under roof, or 70% of the leasable area under roof, as of March 31, 2005. In addition to the area under roof, the Company had 63,000 and 57,000 square feet of outside area under lease as of March 31, 2006 and March 31, 2005, respectively.

Rental Revenue. For the nine months ended March 31, 2006 rental revenue increased $169,000 or 12% as compared to the corresponding period in the prior year. The increase in rental revenue was attributable to the increase in leased square footage. This increase was primarily a result of increased revenues from expansion by three existing tenants under short-term leases $79,000 and five new tenants $109,000. This increase in tenant demand was not anticipated and was primarily a result of an increase in a tenant’s business volume. These increases were offset by vacating tenants and Excessive Operating Expenses adjustments for 2005 resulting in a revenue reduction of $19,000 compared to the prior year.

For the three months ended March 31, 2006 rental revenue increased $81,000 or 17% as compared to the three months ended March 31, 2005. The increase in rental revenue was attributable to an increase in leased square footage.

Tenant Reimbursements. For the nine months ended March 31, 2006 tenant reimbursements increased $53,000 or 16% as compared to the nine months ended March 31, 2005. Such reimbursements typically fluctuate based upon the increase or decrease in utilities rates and the amount of space occupied by tenants. The increase was primarily a result of increased utility rates and usage by tenants.

For the three months ended March 31, 2006 tenant reimbursements increased $33,000 or 42% as compared to the three months ended March 31, 2005. The increase in utilities during the quarter was primarily a result of increased activity by three manufacturing tenants.

Operating Costs. For the nine months ended March 31, 2006 total operating costs increased $89,000 or 5% compared to the nine months ended March 31, 2005. Of this increase, operating costs—related party decreased $246,000 and operating costs increased $335,000. The decrease in related party expenses was the result of reduced legal expenses related to the firm of which a former director of the Company is a partner of $222,000, due primarily to the use of another firm for services, along with a combined reduction of $19,000 in accounting and real estate consulting fees and $5,000 reduction in related party commission. The increase of $335,000 in operating costs was a result of non-related party legal expenses of $107,000, increased non-cash stock compensation of $72,000 related to stock option issuances and extensions, salary and compensation arrangements of $87,000 for Mr. Stapleton who became the President and Chief Executive Officer of the Company in June 2005, an increase in Board of Director fees of $63,000 ($50,000 of which was directly related to the payments to board members for their services on the Special Committee), utility cost increases of $57,000 due primarily to the increase in utility rates, and increases of $87,000 compared to 2005 in several other items. These increases were offset by decreases in repairs and maintenance of $118,000 due to the significant painting, roof repairs and storm damage maintenance in Fiscal 2005, development costs of $20,000 and insurance $7,000. The Company continues to closely scrutinize all discretionary spending. Efforts to reduce and/or maintain expenses continue to be an important focus of the Company. Total operating expenses are expected to remain relatively consistent over the remainder of fiscal 2006, although the level of operating expenses may be affected by expenses relating to the proposed buyout transaction described above under the heading “Recent Developments”. For the three months ended March 31, 2006 total operating costs increased $105,000 or 21% compared to the comparable quarter of 2005. Of this increase, operating costs—related party decreased $55,000 and operating costs increased $160,000 which was primarily a result of increases, with the amount of the increase shown in parenthesis, in Board of Director fees ($63,000), utilities ($35,000), salary and compensation arrangements for Mr. Stapleton ($28,000) and legal expense ($21,000).

Interest Income. For the nine months ended March 31, 2006, the Company generated $89,000 of interest income on its cash balances as compared to $24,000 in the nine months ended March 31, 2005. The sale of a portion of the Company’s MetroPCS stock in October 2005 has increased the invested cash accounts.

For the three months ended March 31, 2006, the Company generated $42,000 of interest income on its cash balances, compared to $10,000 in the three months ended March 31, 2005. Again, the increase was primarily due to increased cash generated by the sale of Metro PCS shares in October 2005.

Interest Expense. Interest expense consists solely of interest expense on mortgage debt. Interest expense increased to $87,000 for the nine months ended March 31, 2006, compared to $65,000 for the corresponding period in the prior year due primarily to increased interest rates on the Company’s outstanding debt.

For the three months ended March 31, 2006, the Company had $30,000 of interest expense, compared to $24,000 in the three months ended March 31, 2005, primarly due to interest rate increases on the outstanding debt.

Gain on Sale of Investment and Dividends. For the nine months ended March 31, 2006, the Company received $1,813,000 for the tender of 20% of its shares in MetroPCS, resulting in a gain on sale of investments of $1,090,000 and dividend income of $122,000.

Other Income and Expense. For the nine months ended March 31, 2006, the Company incurred a net increase in other income of $7,000 which includes $5,000 from the sale of a dust collection system and other equipment.

Income Taxes. The effective tax rate for the nine months ended March 31, 2006 increased to a provision of 38.5% from a benefit of 30% for the nine months ended March 31, 2005. As of March 31, 2006, the Company had no operating loss carryforwards. Though the Company had reported taxable losses until 2005, as of the end of fiscal 2005 management believed that the pending initial public offering of MetroPCS was expected to result in significant realized investment gains as the Company planned to sell a portion of its investment upon completion of the aforementioned initial public offering. Consequently, management believed that it was more likely than not that the Company would generate sufficient taxable income in the foreseeable future, allowing for the expected utilization of 100% of its deferred tax assets. As a result, the valuation allowance was reversed in the fourth quarter of fiscal 2005. Although the initial public offering was later withdrawn, the Company completed a tender offer with MetroPCS in October 2005 that will allow for utilization of all of the Company’s remaining net operating loss carryforwards during fiscal 2006.

Liquidity and Capital Resources

The Company had cash of $3.7 million at March 31, 2006, and current maturities of long-term debt of $80,000. The increase in cash and cash equivalents of $1,851,000 since June 30, 2005 was primarily a result of the cash proceeds of $1,813,000 from the sale of 20% of the Company’s MetroPCS holdings, cash received from the exercise of stock options of $62,000 and cash provided by operating activities of $99,000, which were partially offset by principal payment on long-term debt of $47,000 and capital expenditures of $76,000.

In October 2005, the Company, entered into a credit agreement with Wells Fargo Bank, National Association. The credit agreement replaces the Company’s previous credit agreement with the bank and, in part, refinances approximately $1.6 million of indebtedness under the previous agreement. The credit agreement provides for a line of credit, which is available through September 1, 2010. The line of credit provides for advances not to exceed at any time an aggregate principal amount of $500,000, and advances under the line of credit may be used to provide funds for tenant improvements. The term note bears interest at the bank’s prime rate plus .25% (or, at the Company’s election, the LIBOR rate, as defined, plus 3.25%), with monthly principal payments of approximately $7,000 beginning November 1, 2005. Unpaid principal and interest is due on the maturity date of October 1, 2010. The note is secured by a first deed of trust on the Company’s property located at 2064 Gravenstein Highway North, Sebastopol, California. Under this credit agreement the Company is required to meet certain financial covenants; as of March 31, 2006 the Company was in compliance with such covenants.

Cash flows from operating activities are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place.

The Company believes that its existing resources, together with anticipated cash from operating activities, will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months. The Company holds certain cash and cash equivalents for non-trading purposes that are sensitive to changes in the interest rate market. The Company does not believe that changes in the interest rate market affecting these financial instruments will have a material impact, either favorable or unfavorable, on its financial position or results of operations.

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently has no derivative financial instruments that expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its notes payable and in changes in the fair value of its investment in MetroPCS Communications, Inc. As of March 31, 2006, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value. The Company believes the note payable approximates fair market value as the term to maturity is short (October 1, 2010), and as a result of this short term maturity, the Company believes its exposure to market risk for significant changes in the variable interest rate (prime + .25%) will be immaterial. Based on the price per share offered in the October 2005 tender offer, the Company believes that the investment in MetroPCS Communications exceeds its carrying amount.

Item 4. Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 4.Submission of Matters to a Vote of Security Holders.

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

Date: May 15, 2006

/s/ Walker R. Stapleton

Walker R. Stapleton, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. +

*	Filed herewith.
+	Furnished herewith.