Form 10-K
period 2006-06-30
SONOMAWEST HOLDINGS INC
filed 2006-09-27
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended June 30, 2006

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______ to _______.

Commission file number 0-1912

SONOMAWEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation of organization)	94-1069729 (I.R.S. Employer Identification Number)

2064 Highway 116 North, Sebastopol, California 95472
(Address of principal executive offices)

(707) 824-2534
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.0001 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act . (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Aggregate market value of common stock held by non-affiliates based on the closing price of the registrant’s common stock as reported in the “pink sheets” published by The Pink Sheets LLC on December 31, 2005: $6,475,120. For the purposes of the foregoing calculations, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

As of September 15, 2006, there were 1,124,257 shares of common stock, par value $0.0001 per share, outstanding which is the only class of shares publicly traded.

Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended June 30, 2006.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement in this Annual Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipated," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the disclosures contained under the "Risk Factors" Heading in this Report and other cautionary statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein. There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward looking statements.

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

SonomaWest Industrial Park South. This property consists of 15.2 acres of land immediately south of Sebastopol at 1365 Gravenstein Highway South. It is in the City of Sebastopol’s sphere of influence. Improvements on the property consist of five connected buildings on a parcel approximately five acres in size with an aggregate of 85,882 square feet of leasable space under roof. The available space is suited for commercial rental. All buildings have fire sprinkler protection. Other features include ample parking, security and a location close to major north-south and east-west traffic arteries. In addition, there is 1,220 square feet of paved parking area. The property is zoned for "limited industrial" use, which means that permitted uses include agricultural/food processing, light industry, related office to support industrial tenant activities, warehousing or storage. Adjacent to these five acres are two additional undeveloped Company owned parcels approximately two acres and eight acres in size zoned "limited industrial" and "low density residential," respectively.

As of June 30, 2006, 100% of the leasable space under roof had been leased to nine tenants on a month-to-month or longer-term basis. An additional 1,220 square feet of outside space has also been leased. Lease terms range from month-to-month to ten years with options to extend the lease term.

The following table sets forth information as of June 30, 2006, concerning future lease expirations and other data related to the South property. The table for the South property, and the similar table for the North property appearing below, assume that all current month-to-month leases continue unchanged throughout the periods presented in the table, and that there are no changes to the other leases other than expiration of the leases at the end of their stated terms.

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases	Annual Rent Represented by Remaining Long-term Leases	Percent of Annual Total Long-term and Monthly Gross Rent Represented by Remaining Long-term Leases South Property Only[1]
2007	4	83,646	$453,323	97%
2008	3	74,752	$368,199	96%
2009	0	8,602	$46,095	76%
2010	1	8,602	$30,730	68%
2011	-	-	-	-
2012	-	-	-	-
(1) The percentage represented here is the percentage of leases of the total remaining rent.

As of June 30, 2006 the federal tax basis of the property was $291,667, the accumulated book depreciation was $1,033,206 and the book net carrying value was $248,230. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes. The real estate taxes for this property for the fiscal year ended June 30, 2006 were $15,799,000. The Company has no debt associated with this property.

SonomaWest Industrial Park North. This property consists of 66.4 acres of land approximately two miles north of Sebastopol at 2064 Gravenstein Highway North. Improvements on the property consist of 12 buildings located on approximately 27 acres with an aggregate of 289,336 square feet of leasable space under roof. In addition, there is 56,333 square feet of outside area that is currently leased. The balance of the property is dedicated to wastewater treatment and a large pond for fire protection.

On March 28, 2006, Sonoma County approved modifications to the existing land use entitlements on the Company’s north property, subject to the satisfaction of certain conditions. These land use entitlement changes, among other things, approved a rezoning of the property from “Diverse Agricultural” to “MP-Industrial Park” use and the approval of a master use permit. The rezoning permits industrial activities consistent with the agricultural/food processing and relating warehousing that occurs on the property. These land use approvals permit the Company to lease the property to a broader range of tenants and for a broader range of uses on the property. The approvals also permit new buildings to be constructed to replace older buildings without having to reapply to the city for additional zoning approvals or waivers. In order for the Company to maintain the benefits of the land use approvals obtained, the Company is required to take a number of actions and satisfy a number of Sonoma County conditions of approval involving the property. The Company has begun making the expenditures and taking the actions required to satisfy these conditions, and several of the conditions have already been satisfied. Full satisfaction of the conditions is anticipated in advance of their respective deadlines (generally, six to 12 months). The Company believes that these approvals are a positive development for the Company and its stockholders and potentially increase the value of the north property.

As of June 30, 2006, 96% of the leasable space under roof had been leased to twenty-four tenants on a month-to-month or longer-term basis. An additional 56,333 square feet of outside space has also been leased. Leases range from month-to-month to ten years.

The following table sets forth information as of June 30, 2006, concerning future lease expirations and other data related to the North property:

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases	Annual Rent Represented by Remaining Long-term Leases	Percent of Annual Total Long-term and Monthly Gross Rent Represented by Remaining Long-term Leases North Property Only[1]
2007	9	280,375	$1,443,890	93%
2008	3	170,365	$1,009,030	90%
2009	3	88,473	$446,406	80%
2010	1	60,446	$356,843	76%
2011	1	55,506	$332,542	75%
2012	1	52,863	$213,485	66%
(1) ) The percentage represented here is the percentage of leases of the total remaining rent.

As of June 30, 2006 the federal tax basis of the property was $1,606,494, the accumulated book depreciation was $4,616,953 and the book net carrying value was $1,086,017. Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes. The real estate taxes for this property for the fiscal year ended June 30, 2006 were $57,095. The Company has a $1,600,000 term loan and a $500,000 line of credit from a bank that is secured by this property. On July 21, 2006 the Company paid off its term loan with Wells Fargo in the amount of $1,546,000 thus terminating both the term loan and line of credit.

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

On September 26, 2005, the Company tendered approximately 20% of the shares of MetroPCS Series D Preferred Stock that it held in response to a tender offer by certain third parties to purchase shares of MetroPCS Series D Preferred Stock and common stock. The price per share offered in the tender offer was approximately three times the original investment amount per share paid by the Company for its MetroPCS shares, including the cumulative unpaid dividends as of December 31, 2005. All shares tendered by the Company were accepted. The gross proceeds to the Company from the tender offer of $1,800,000 were received November 1, 2005, resulting in a net gain of $1,090,000 on sale of investments, and dividend income of $122,000. The Company’s existing net operating loss carryforwards will offset much of the gain recognized for federal and state tax purposes from the sale of the MetroPCS shares.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of June 30, 2006. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, for purposes of reflecting the investment on the Company’s financial statements. This process is based primarily on such information as the Company may request and that MetroPCS may provide to the Company. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is, as of the date of this Report, not subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. If the Company had, in September 2005, tendered the remaining MetroPCS shares that it currently holds, the Company would have received gross proceeds of approximately $7,200,000 from the tender of such shares (in addition to the proceeds from the shares actually tendered). There can be no assurance that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price.

Rights of the Series D Preferred Stock. The Series D Preferred Stock is entitled to receive cumulative annual dividends, prior to all other securities except the Series C Preferred Stock, equal to 6% per annum of the liquidation value of the shares (initially equal to $100 per share and subject to adjustment). No dividends have been declared to date, but as of June 30, 2006, $594,000 of unpaid dividends has accrued with respect to the shares of Series D Preferred Stock owned by the Company.

The Series D Preferred Stock is convertible at the option of the holders thereof or automatically upon (i) an initial public offering which results in gross proceeds of at least $50,000,000 and yields an adjusted equity valuation of two times the liquidation value of the Series D Preferred Stock; (ii) the trading on a national securities exchange for a 30-day consecutive period at a price which implies a valuation of the Series D Preferred Stock in excess of twice the aggregate initial purchase price; or (iii) a date specified by holders of 66-2/3% of the then outstanding Series D Preferred Stock. There is a weighted average adjustment to the conversion price in the event of certain additional issuances of Common Stock (of any class) or securities convertible into Common Stock (of any class).

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

Other Information

For the year ended June 30, 2006, the Company operated in one reportable segment, real estate management and rental operations. The Company’s business is not seasonal and does not require significant working capital. The Company does not engage in or make any expenditures with respect to research and development activities. Revenue from tenants resulting from the Company’s leasing activities is generally payable either on the 1st or 15th day of the month. For the year ended June 30, 2006, Benziger Family Winery, Vinovation and Manzana Products Company, Inc. accounted for 14%, 10% and 10% of the Company’s revenue, respectively.

On February 8, 2006, the Company issued a press release announcing that it had received from Walker R. Stapleton, the Company’s President and Chief Executive Officer, a letter expressing an interest in initiating a management-led buyout transaction of the Company by an investment group including Mr. Stapleton and members of his family, including Craig Stapleton, who is the Company’s largest stockholder. The letter indicated an interest in acquiring all of the Company’s outstanding shares not held by the investment group at a price of $11.03 per share. The letter did not propose a form of transaction. The board of directors subsequently appointed a Special Committee, composed of Fredric Selinger and Joe Milam, both independent directors of the Company, to consider the expression of interest and, if the committee deemed appropriate, enter into negotiations with the investment group or take other actions regarding the expression of interest.

In June 2006, the Company received from Walker R. Stapleton, the Company's President and Chief Executive Officer, a letter withdrawing his expression of interest. The letter indicated that the range between the amount the investment group was willing to propose in connection with its management led buyout offer and the amount the Special Committee was willing to accept was too broad for negotiations to continue in a positive direction; that the investment group would not be proceeding with an offer to acquire the outstanding shares of common stock; and that the investment group intended that the Company's business be returned to ordinary course operations with the goal of developing the Company while creating value for all shareholders.

The management of the Company is pleased with the favorable leasing activity that has taken place at the Company’s properties during the past year. The Company’s management made the decision to pay off the Company’s existing loan with Wells Fargo and plans to review alternate options for debt financing in the future based on the strength of the Company’s existing and future leases. Management intends to actively pursue growing the Company through acquisitions of additional real estate properties either individually or through acquisition of a portfolio of properties.  The successful leasing of the Company’s existing properties by the Company over the last twelve months, underscores the Company’s capabilities to further expand the business into real estate investments.

Competition

The Company competes with numerous commercial property landlords who offer warehouse, manufacturing and food processing properties in the greater Petaluma/Santa Rosa area, located in central to southern Sonoma County of California. Obtaining new tenants for our properties generally requires a tenant to relocate from an existing rental property of a competitor. The Company believes that its northern property enjoys a competitive advantage over other similarly situated properties with respect to certain kinds of potential tenants because of the wastewater treatment facility located on the property, which is well suited for tenants involved in the food processing industry and more particularly the wine processing industry. The Company believes that its rental rates for both of its northern and southern properties are competitively priced relative to comparable property on the market. Some of the Company's competitors enjoy the advantage that their properties are newer than the Company's properties. The Company generally competes on the basis of location, price, service and tenant improvements, including the northern property's wastewater treatment facility.

Environmental Matters

The Company believes it has complied in all material respects with all material governmental regulations regarding protection of the environment. In connection with the renewal of its wastewater permit (issued by the State of California), the Company was required to modify its wastewater system to separate domestic waste from its processed wastewater. As a result, the Company has made changes to comply with these regulations and has incurred related capital expenditures of $173,000 on the total project. In addition to the wastewater permit, the Company anticipates spending approximately $6,000 to comply with the requirements of regulatory agencies for the remediation of the remaining contaminates at the location of a former underground storage tank. All of these costs are reimbursable through the State of California. In addition to these capital expenditures, the Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances, if any, that might be located on or in its properties in the future. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. Other federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

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

Employees

The Company currently employs six employees in a management or staff capacity, none of whom is covered under a collective bargaining agreement.

Item 1A: Risk Factors

In evaluating the Company and its business, the following factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K.

Factors Related to Real Estate Industry Segment.

Our properties depend upon the Northern California and particularly the Sonoma County economy.

All of our rental revenues come from two properties located in Northern California and more particularly Sonoma County. Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties. These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics and property damage resulting from seismic activity. The geographical concentration of our properties may expose us to greater economic risks than if we owned properties in several geographic regions. Any adverse economic or real estate developments in the Sonoma County region could adversely impact our financial condition, results from operations, cash flows, quoted per share trading price of our common stock and ability to satisfy any debt service obligations. The economic environment in Sonoma County continues to improve over last year. As part of this improvement, we anticipate the commercial, industrial and office markets in Sonoma County will also experience positive effects from this recovery. There is no assurance, however, that the market will significantly improve in the near future.

Increasing utility costs and power outages in California may have an adverse effect on our operating results and occupancy levels.

The State of California continues to address issues related to the supply of electricity and natural gas. Since June 2000, shortages of electricity have resulted in increased costs for consumers and certain interruptions in service. Increased consumer costs and consumer perception that the State is not able to effectively manage its energy needs may reduce demand for leased space in California office and industrial properties. A significant reduction in demand for industrial space would adversely affect our future financial position, results of operations, cash flow, quoted per share trading price of our common stock and ability to satisfy any debt service obligations.

Potential losses may not be covered by insurance.

We carry commercial general liability, property, extended coverage and rental loss insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry earthquake coverage. We do not carry insurance for generally uninsurable losses such as pollution, contamination, asbestos and seepage. Some of our policies are subject to limitations involving large deductibles or co-payments and policy limits. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to any recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

Downturns in tenants’ businesses may reduce our cash flow.

For the year ended June 30, 2006, we derived 100% of our revenue from rental income and tenant reimbursements with additional investment income from the sale of MetroPCS stock. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease. Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Even so, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our tenants could adversely impact our financial condition, results from operations, cash flow, the quoted per share trading price of our common stock and the ability to satisfy any debt service obligations. Although we have not experienced material losses from tenant bankruptcies, tenants could file for bankruptcy protection in the future.

We may be unable to renew leases or re-let space as leases expire.

As of June 30, 2006, not taking into account month-to-month leases, leases representing approximately 33% and 41% of the square footage of our properties will expire in 2007 and 2008, respectively. If leases expire with above market rental rates we may be forced to renew or re-lease such expiring leases at rates below the existing rental rates. We cannot give any assurance that leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current rental rates. If the rental rates for our properties decrease, existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space, our financial position, results of operations, cash flow, quoted per share trading price of our common stock and ability to satisfy any debt service obligations would be adversely affected.

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

We rely on three major tenants for a significant portion of our rental revenues.

Benziger Family Winery accounted for 14%, 16% and 18% of the Company’s rental revenues for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. In addition, Benziger Family Winery accounted for 23% and 28% of the accounts receivable balance as of the fiscal years ended June 30, 2006 and 2005, respectively.  The lease for this tenant expires in fiscal year 2008. The loss of Benziger Family Winery as a tenant would have a material adverse effect on our operating results. At June 30, 2006 and 2005, all rental amounts owing by Benziger Family Winery were payable within the normal billing cycle and were not past due.

Manzana Products Company, Inc. accounted for 10% and 11% of the Company’s rental revenues for the fiscal year ended June 30, 2006 and 2005 and less than 10% for the fiscal year ended June 30, 2004. In addition, Manzana Products Company, Inc., accounted for less than 1% of the accounts receivable balance as of the fiscal years ended June 30, 2006 and 2005. The loss of Manzana Products Company, Inc. as a tenant would have a material adverse effect on our operating results. At June 30, 2006 and 2005, all rental amounts owing by Manzana Products Company, Inc. were payable within the normal billing cycle and were not past due.

Vinovation, Inc. accounted for 10% of the Company’s rental revenues for the fiscal year ended June 30, 2006 and less than 10% for the fiscal years ended June 30, 2005 and 2004. In addition, Vinovation, Inc, accounted for 22% and 9% of the accounts receivable balance as of the fiscal years ended June 30, 2006 and 2005, respectively. The loss of Vinovation, Inc. as a tenant would have a material adverse effect on our operating results. At June 30, 2006 and 2005, all rental amounts owing by Vinovation, Inc. were payable within the normal billing cycle and were not past due.

Greg & Greg accounted for 13% and 12% of the accounts receivable balance as of the fiscal years ended June 30, 2006 and 2005, respectively. Redwood Hill Farms accounted for 17% of the accounts receivable balance as of the fiscal year ended June 30, 2005.

Compliance with new regulations governing public company corporate governance and reporting will result in additional costs.

We are a small company with a small number of employees. As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002, some of which have either only recently been adopted or are currently proposals subject to change. While we maintain a corporate compliance program, we cannot assure you that we are now or will be in compliance with all such applicable laws and regulations. If we fail to comply with any of these regulations, we could be subject to significant penalties, including fines or other sanctions or litigation. Failure to comply with potentially applicable laws and regulations could also lead to the imposition of fines or cause the value of our common stock to decline.

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs. We, like other public companies, are preparing for new accounting disclosures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002. In particular, we will be preparing to provide, if required, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2008, an annual report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act. Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs. Also, there can be no assurance that we will be able to fully comply with these new laws and regulations. Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

Factors Related to Investments

Our investment in MetroPCS Communications, Inc., is subject to several risks, including lack of liquidity.

The Company also holds an investment in MetroPCS Communications, Inc., a privately held telecommunications company. The wireless industry is unsettled, highly competitive and is marked by rapidly developing and expanding technologies, which present some risks. Even though management believes that the investment in MetroPCS Communications represents an attractive opportunity for the Company and will ultimately provide a positive return to the Company, there is no assurance that this will occur. Similarly, there is no certainty that MetroPCS will ever become a public company or that a market will develop in the future for MetroPCS securities, and the Company may not be able to achieve liquidity for its investment as it holds a very small minority shareholder interest in MetroPCS. See “Business - Other Assets” and Note 1 Investments to the financial statements appearing elsewhere herein for information concerning our investment in MetroPCS Communications.

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

Factors Relating to Our Stock

Our stock price is volatile and our stock is thinly traded, sometimes resulting in a lack of liquidity.

 Our stock price has from time to time experienced significant price and volume fluctuations. For example, during fiscal 2006, the high and low sales prices for our common stock were $17.00 and $5.00, respectively. Since becoming a public company, our stock price has fluctuated in conjunction with the stock markets generally and sometimes on matters more specific to the Company. Our stock price may continue to experience significant price and volume fluctuations in response to factors specific to the Company or in response to general market conditions.

During part of fiscal 2006, our common stock was listed on the Nasdaq SmallCap Market. The common stock stopped trading on the Nasdaq SmallCap Market in August 2005, and is currently trading in the over-the-counter “pink sheets,” which generally is a less liquid market. Continued trading on the pink sheets could reduce the liquidity of our common stock, cause certain investors not to trade in our common stock and result in a lower stock price.

The daily trading volume in the common stock is typically very low. As a result, sales of a significant number of shares into the public markets, particularly in light of our relatively small trading volume, may negatively affect our stock price, and there can be no assurance than an investor will be able to purchase or sell shares of our common stock at the times they desire or at all.

Item 1B. Unresolved Staff Comments

None.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock was traded on the Nasdaq SmallCap Market (symbol: SWHI) until August 10, 2005, when the common stock was delisted from the Nasdaq SmallCap Market and began trading on the over-the-counter “pink sheets” under the symbol “SWHI.PK.”

The quarterly high and low sales prices for the last two fiscal years were as follows:

Quarter Ending	Low	High
9/30/04	8.34	11.68
12/31/04	9.50	11.73
3/31/05	10.51	12.98
6/30/05	7.52	15.00
9/30/05	5.00	10.00
12/31/05	10.25	12.00
3/31/06	10.05	15.00
6/30/06	13.00	17.00

The above quotations were obtained from the OCT Bulletin Board Online website.

On September 15, 2006, there were approximately 404 registered holders of common stock. On that date, the average of the high and low sales price per share of the Company’s stock was $13.00.

The Company has not paid dividends on its common stock within the last 17 years. Even if its future operations result in increased profitability, as to which there can be no assurance, there is no present anticipation that dividends will be paid. The Company expects that any future earnings will be applied toward the further development of the Company's business, although the Company may in the future consider distribution of future earnings or gains from sale of assets in whole or in part to the shareholders.

The Company's equity plan information required by this Item is incorporated by reference from the information under the heading "Equity Compensation Plan Information" in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2006.

Item 6. Selected Financial Data.

The following is a table of selected financial data of the Company for the last five years:

YEAR ENDED JUNE 30 (in thousands, except per share amounts)

	2006	2005	2004	2003	2002
Total revenues (1)	$2,667	$2,289	$2,050	$1,841	$1,664
Net earnings (loss) from continuing operations	846	4	62	(202)	(511)
Net earnings from discontinued operations	-	-	-	127	16
Net earnings (loss)	846	4	62	(75)	(495)
Earnings (loss) per share from continuing operations
Basic	0.75	0.00	0.06	(0.18)	(0.49)
Diluted	0.73	0.00	0.05	(0.18)	(0.49)
Earnings per share from discontinued operations
Basic	-	-	-	0.11	0.02
Diluted	-	-	-	0.11	0.02
Earnings (loss) per share
Basic	0.75	0.00	0.06	(0.07)	(0.47)
Diluted	0.73	0.00	0.05	(0.07)	(0.47)
Total Assets	8,473	7,272	7,006	7,126	7,470
Long Term Debt	1,553	1,546	1,620	--	1,856

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW

The Company’s business consists of its real estate management and rental operations. The Company also owns a minority investment in the Series D Preferred Stock of a private telecommunications company, MetroPCS Communications, Inc.

The management of the Company is pleased with the favorable leasing activity that has taken place at the Company’s properties during the past year. The Company’s management made the decision to pay off the Company’s existing loan with Wells Fargo and plans to review alternate options for debt financing in the future based on the strength of the Company’s existing and future leases. Management intends to actively pursue growing the Company through acquisitions of additional real estate properties either individually or through acquisition of a portfolio of properties.  The successful leasing of the Company’s existing properties by the Company over the last twelve months, underscores the Company’s capabilities to further expand the business into real estate investments.

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

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the financial statements). The Company believes that of its significant accounting policies (see Note 1 to the financial statements), the most critical accounting policy was determined to be related to the valuation of the Company’s investment in MetroPCS Communications as it may involve a higher degree of judgment and complexity.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of June 30, 2006 and $3,001,000 as of June 30, 2005. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, to evaluate the fair value of this investment. This process is based primarily on information that we request from MetroPCS. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is not, as of the date of this report, subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. It is impracticable for the Company to determine the fair value of the Company’s investment in MetroPCS without incurring excessive costs. The fair value is not estimated unless an impairment indicator is present.

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

FISCAL 2006 COMPARED TO FISCAL 2005

Rental Revenue. The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties have a combined leasable area of approximately 432,771 square feet (375,216 under roof and 57,553 outside) on 82 acres of land. As of the end of fiscal year 2006, there were 33 tenants with leases covering 420,153 square feet of leasable space (362,600 under roof and 57,553 outside) or 97% of the total leasable area. As of the end of fiscal 2005, there were 31 tenants with leases that comprised 338,114 square feet of leasable space (281,498 under roof and 56,716 outside) or 78% of the total leasable area of 447,610 square feet (390,894 under roof and 56,716 outside). During fiscal 2006 the Company revised the method by which it calculates total leasable area under roof to reflect, among other things, the removal of square footage attributable to common areas, such as hallways and bathrooms, that are not leasable to specific tenants. Comparable adjustments have been made to figures for prior years.

Fiscal 2006 rental revenue increased $306,000 or 17% from $1,830,000 in fiscal 2005 to $2,136,000 in fiscal 2006. Overall the rental rates for space under roof remained relatively unchanged. The additional occupancy accounted for the increase in the revenue between fiscal years. While the Company continues to market the properties to prospective tenants to occupy leases that expire during the next year, there can be no assurance that tenants will be found in a timely manner which would then negatively impact the Company’s revenue.

Tenant Reimbursements. Reimbursements received from tenants of certain costs are recognized as tenant reimbursement revenues. For the fiscal year 2006, tenant reimbursements increased $72,000 or 16% as compared to fiscal year 2005. Such reimbursements related primarily to utility costs. The Company’s costs for such items are passed along to the tenants at the Company’s cost. The majority of the increase was a result of additional energy consumption by tenants. The combined impact of electric and gas rate changes was 21%.

Operating Costs. Total operating costs consist of direct costs related to operations and all general corporate costs. Fiscal 2006 total operating costs of $2,577,000, increased $354,000 or 16% from $2,223,000 in fiscal 2005. Of this increase, operating costs increased $559,000 and operating costs-related party decreased $205,000. The increase of $559,000 in operating costs was a result of increases (with the amount of the increase in fiscal 2006 compared to fiscal 2005 shown in parenthesis) in salaries and related costs from the compensation arrangements relating to the appointment on June 16, 2005 of Walker R. Stapleton as the President and Chief Executive Officer of the Company ($175,000), Special Committee costs ($122,000) relating to the management-led buyout proposal received from Mr. Stapleton, non-related party legal fees ($119,000), utilities ($89,000), non-cash stock compensation ($67,000) and other salaries and related costs ($27,000) and miscellaneous ($9,000). These increases were offset by a decrease in repair and maintenance costs of approximately $49,000, primarily as a result of a reduction of painting costs. The increase in board of director fees was due to an increase in the fees paid to board members in fiscal 2006. During fiscal 2007 we anticipate an increase in the expenses of approximately $24,000 for the development of the property which included the completion of the Conditions of Approval by the County of Sonoma as part of the new land use entitlement change approvals. The overall operating costs for fiscal 2007 are expected to be slightly lower for fiscal 2007 compared to fiscal 2006.

During the second quarter of fiscal 2006 the Company incurred a charge against continuing operations of $50,000 related to the issuance of 12,500 fully vested stock options to officers of the Company. During the first quarter of fiscal 2005 the Company incurred a charge against continuing operations of $9,600 related to the issuance of 1,700 fully vested stock options to the directors, officers and specific employees of the Company.

The decrease of $205,000 in operating costs—related party, was primarily a result of decreases in related party legal costs incurred in legal and strategic planning which was offset by an increase of $96,000 in real estate consulting relating to the June 28, 2006 agreement with Bugatto Investment Company. The Company continues to closely scrutinize all discretionary spending. Efforts to reduce and/or maintain expenses continue to be an important focus of the Company.

Interest Income. In fiscal 2006 the Company generated $134,000 of interest income on its cash balances, compared to $41,000 in fiscal 2005. The increase in interest income in fiscal 2006 was a result of an increase in the available invested cash and higher interest rates.

Interest Expense. Interest expense consists primarily of interest expense on mortgage debt. For fiscal 2006, the Company incurred $119,000 of interest expense. This compares to $90,000 in fiscal 2005. The increase in interest expense in fiscal 2006 was a result of higher interest rates.

Other Income and Expense. In fiscal 2006 the Company generated $8,000 from other income and expense. This was comprised of the sale of discontinued assets of $5,000 and other income from the sale of bins and boxes. In fiscal 2005 the Company generated $24,000 from other income and expense from the sale of a metal bridge of $12,000 and other income from the sale of bins and boxes.

        Income Taxes.  The effective tax rate changed from a provision of 90% in fiscal 2005 to a provision of approximately 36.3% in fiscal 2006. In fiscal 2006, the Company received dividend income of $122,000 from its investment in MetroPCS Series D Preferred Stock. The 2006 tax provision was lower than the federal and state tax rate of 40% primarily because the Company receives a tax benefit for federal tax purposes from the aforementioned dividend from MetroPCS. In fiscal 2006, the Company was subject to alternative minimum tax for California income tax purposes. The primary reason for this was the California net operating loss carryforwards from prior years was $1,042,000 for regular tax purposes and $552,000 for alternative minimum tax purposes. The 2005 provision was larger than the combined federal and state tax rate of 40% as a result of the impact of permanent book tax differences on a small amount of pre-tax income.  Though the Company had reported taxable losses until 2004, as of the end of fiscal 2005 management believed that the pending initial public offering of MetroPCS was expected to result in significant realized investment gains as the Company planned to sell a portion of its investment upon completion of the aforementioned initial public offering. Consequently, management believed that it was more likely than not that the Company would generate sufficient taxable income in the foreseeable future, allowing the utilization of 100% of its deferred tax assets.  As a result, the valuation allowance was reversed in the fourth quarter of fiscal 2004.  Although the initial public offering was later withdrawn, the Company completed a tender offer with MetroPCS in October 2005 that allowed for the utilization of all of the Company’s remaining net operating loss carryforwards during fiscal 2006.

FISCAL 2005 COMPARED TO FISCAL 2004

Rental Revenue. The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties have a combined leasable area of approximately 431,934 square feet (375,218 under roof and 56,716 outside) on 82 acres of land. As of the end of fiscal year 2005, there were 31 tenants with leases covering 338,114 square feet of leasable space (281,498 under roof and 56,716 outside) or 78% of the total leasable area. As of the end of fiscal 2004, there were 27 tenants with leases that comprised 326,014 square feet of leasable space (254,017 under roof and 71,997 outside) or 73% of the total leasable area of 447,215 square feet (375,218 under roof and 71,997 outside). During fiscal 2006 the Company revised the method by which it calculates total leasable area under roof to reflect, among other things, the removal of square footage attributable to common areas, such as hallways and bathrooms, that are not leasable to specific tenants. Comparable adjustments have been made to figures for prior years.

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

Operating Costs. Total operating costs consist of direct costs related to continuing operations and all general corporate costs. Fiscal 2005 total operating costs of $2,223,000, increased $163,000 or 8% from $2,060,000 in fiscal 2004. Of this increase, operating costs increased $203,000 and operating costs-related party decreased $40,000. The increase of $203,000 in operating costs was a result of higher expenses in 2005 (with the amount of the increase in fiscal 2005 compared to fiscal 2004 shown in parenthesis) for repairs and maintenance ($115,000), utilities ($41,000), board of director fees ($26,000), development of property ($28,000) and salaries and related costs ($21,000). These increases were offset by decreases (with the amount of decrease in fiscal 2005 compared to fiscal 3005 shown in parenthesis) in non-cash stock compensation ($20,000) and repairs of maintenance ($51,000) as a result of payment by a tenant of expenses accrued in a prior period. The large increase in repairs and maintenance was a result of additional painting ($60,000) and roofing ($24,000). The increase in utilities was primarily a result of an increase in usage. The increase in board of director fees was due to an increase in the fees paid to board members per meeting in 2005 and the number of meetings held during the 2005 fiscal year. The increase in the expenses for the development of the property was a result of the filing of our application with the County of Sonoma to broaden the permitted industrial/agricultural uses of the property.

Effective July 1, 2002, the Company elected to account for all prospective stock options in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” During the first quarter of fiscal 2005 the Company incurred a charge of $9,600 related to the issuance of 1,700 fully vested stock options to officers and specific employees of the Company. During the first quarter of fiscal 2004 the Company incurred a charge of $34,000 related to the issuance of 24,200 fully vested stock options to the directors, officers and specific employees of the Company.

The decrease of $40,000 in operating costs—related party, was primarily a result of decreases in related party legal costs incurred in legal and strategic planning.

Interest Income. In fiscal 2005 the Company generated $41,000 of interest income on its cash balances, compared to $25,000 in fiscal 2004. The increase in interest income in fiscal 2005 was a result of an increase in the available invested cash and higher interest rates.

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

Other Income and Expense. In fiscal 2005 the Company generated net other income of of $24,000. This was comprised of a gain related to the final payment on the sale of discontinued inventory and assets of $12,000 and other income from the sale of bins, boxes and a metal bridge of $12,000. In fiscal 2004 the Company generated net other expense of $4,000 from other income and expense. This was comprised of a loss on the sale of fixed assets of $24,000, which was partially offset by other income of $20,000.

Income Taxes. The effective tax rate changed from a benefit of 227% in fiscal 2004 to a provision of 90% in fiscal 2005. The large benefit percentage in fiscal 2004 was a result of the elimination of the valuation allowance on state net operating losses. Though the Company has reported taxable losses until 2004, as of the end of fiscal 2004 management believed that the pending initial public offering of MetroPCS was expected to result in significant realized investment gains as the Company planned to sell a portion of its investment upon completion of the aforementioned initial public offering. Consequently, management believed that it was more likely than not that the Company would generate sufficient taxable income in the foreseeable future, allowing the utilization of 100% of its deferred tax assets. As a result, the valuation allowance was reversed in fiscal 2004.  Although the initial public offering was later withdrawn, the Company completed a tender offer with MetroPCS in October 2005 that allowed for the utilization of all of the Company’s remaining net operating loss carryforwards during fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $3,851,000 at June 30, 2006, and current maturities of long-term debt of $80,000. The Company refinanced its long-term debt of $1,600,000, in addition to securing a $500,000 line of credit from a bank in October 2005. The increase in the cash balance of $1,972,000, from $1,879,000 at June 30, 2005 to $3,851,000 at June 30, 2006, was a result of cash proceeds from MetroPCS of $1,813,000 ($1,701,000 of which was for the sale of stock) and from the exercise of stock options of $63,000 and an increase in cash from operations of $244,000, which were partially offset by capital expenditures of $78,000, a tax credit of $2,000 and decrease in principal debt of $68,000.

In October 2005, the Company, entered into a credit agreement with Wells Fargo Bank, National Association. The credit agreement replaces the Company’s previous credit agreement with the bank and, in part, refinances approximately $1,600,000 of indebtedness under the previous agreement. The credit agreement provides for a line of credit, which is available through September 1, 2010. The line of credit provides for advances not to exceed at any time an aggregate principal amount of $500,000, and advances under the line of credit may be used to provide funds for tenant improvements. The credit agreement bears interest at the bank’s prime rate plus .25% (or, at the Company’s election, the LIBOR rate, as defined, plus 3.25%), with monthly principal payments of approximately $7,000 beginning November 1, 2005. Unpaid principal and interest is due on the maturity date of October 1, 2010. The note is secured by a first deed of trust on the Company’s property located at 2064 Gravenstein Highway North, Sebastopol, California. Under this credit agreement the Company is required to meet certain financial covenants; as of June 30, 2006 the Company was in compliance with such covenants. On July 21, 2006 the Company paid off its term loan with Wells Fargo in the amount of $1,546,000 thus terminating both the term loan and line of credit.

In addition to the payment of the Wells Fargo loan, as described above, the Company anticipates that material fiscal 2007 cash commitments will include approximately $188,000 of capital expenditures. The Company anticipates funding these payments out of operating activities and its existing cash balance. The Company believes that its existing resources, together with anticipated cash from operating activities, will be sufficient to satisfy its current and projected cash requirements for at least the next 12 months. The Company holds certain cash and cash equivalents for non-trading purposes that are sensitive to changes in the interest rate market. The Company does not believe that changes in the interest rate market affecting these financial instruments will have a material impact, either favorable or unfavorable, on its financial position or results of operations. Except as described in Note 1 to the financial statements included in this Report, under the heading “Derivatives,” the Company has not in the past engaged in transactions requiring the use of derivative financial instruments either for hedging or speculative purposes, and has no plans to do so in the future.

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2006, we were subject to certain future contractual payment obligations summarized in the table below, which include obligations to tenants: Other obligations not reflected in the table are comprised primarily of ordinary course of business obligations to employees or directors under compensation arrangements.

		Payments due by period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations[1]	$1,553	$80	$240	$1,233	$-
Tenant obligations [2]	94	94	-	-	-
Total	$1,647	$174	$240	$1,233	$-

(1)	On July 21, 2006 the Company paid off its term loan with Wells Fargo in the amount of $1,546 thus terminating both the term loan and line of credit.
(2)	Committed tenant-related obligations based on executed leases as of June 30, 2006 (tenant improvements).

 MINIMUM LEASE INCOME

The Company has been leasing warehouse space, generating revenues of $2,138,000 in 2006, $1,830,000 in 2005 and $1,637,000 in 2004. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of June 30, 2006, assuming none of the existing leases are renewed or no additional space is leased, the following will be the future minimum lease income:

Year Ending June 30
2007	$1,897,000
2008	1,377,000
2009	493,000
2010	388,000
2011	333,000
Thereafter	333,000
Total	$4,878,000

Item 8. Financial Statements and Supplementary Data.

See Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SonomaWest Holdings, Inc.:

We have audited the accompanying balance sheets of SonomaWest Holdings, Inc. (a Delaware corporation) as of June 30, 2006, 2005 and 2004, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule III for each of the three years in the period ended June 30, 2006.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

GRANT THORNTON LLP

San Francisco, California,
July 21, 2006

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2006 AND 2005
(AMOUNTS IN THOUSANDS)

ASSETS	2006	2005
CURRENT ASSETS:
Cash	$3,851	$1,879
Accounts receivable	160	123
Other receivables	16	13
Prepaid income taxes	73	-
Prepaid expenses and other assets	134	129
Deferred income taxes	55	298
Total current assets	4,289	2,442
RENTAL PROPERTY, net	1,412	1,553
INVESTMENT, at cost	2,401	3,001
DEFERRED INCOME TAXES	190	159
PREPAID COMMISSIONS AND OTHER ASSETS	181	117
Total assets	$8,473	$7,272
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$80	$1,620
Accounts payable	248	121
Accrued payroll and related liabilities	77	31
Accrued expenses	176	76
Unearned rents	193	139
Tenant deposits	310	225
Total current liabilities	1,084	2,212
LONG-TERM DEBT, net of current maturities	1,472	-
OTHER LONG-TERM LIABILITIES	-	131
Total liabilities	2,556	2,343
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001 per share; 1,124 and 1,114 shares outstanding at June 30 2006 and 2005, respectively	2,912	2,770
Retained earnings	3,005	2,159
Total shareholders’ equity	5,917	4,929
Total liabilities and shareholders’ equity	$8,473	$7,272

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006, 2005, AND 2004
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2006	2005	2004
RENTAL REVENUE	$2,136	$1,830	$1,637
TENANT REIMBURSEMENTS	531	459	413
TOTAL REVENUE	$2,667	$2,289	$2,050

OPERATING COSTS	2,421	1,862	1,659
OPERATING COSTS - RELATED PARTY	156	361	401
TOTAL OPERATING COSTS	2,577	2,223	2,060
OPERATING INCOME (LOSS)	90	66	(10)
INTEREST INCOME	134	41	25
INTEREST EXPENSE	(119)	(90)	(60)
DIVIDEND INCOME	122	-	-
GAINS ON SALE OF INVESTMENTS	1,090	-	-
OTHER INCOME AND EXPENSE	8	24	(4)
INCOME (LOSS) BEFORE INCOME TAXES	1,325	41	(49)
INCOME TAX PROVISION (BENEFIT)	479	37	(111)
NET INCOME	$846	$4	$62

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,123	1,114	1,109
Diluted	1,159	1,151	1,128
EARNINGS PER COMMON SHARE:
Net income:
Basic	$0.75	$0.00	$0.06
Diluted	$0.73	$0.00	$0.05

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2006, 2005, AND 2004
(AMOUNTS IN THOUSANDS)

	Common Stock
			Stock		Total
	Number		Subscriptions	Retained	Shareholders’
	of Shares	Amount	Receivable	Earnings	Equity
BALANCE, JUNE 30, 2003	1,105	$2,675	$(400)	$2,093	$4,368

Net income	-	-	-	62	62
Non-cash stock compensation	-	34	-	-	34
Exercise of stock options	9	47	-	-	47
BALANCE, JUNE 30, 2004	1,114	$2,756	$(400)	$2,155	$4,511
Net income	-	-	-	4	4
Repayment of stock subscription receivable	-	-	400	-	400
Non-cash stock compensation	-	14	-	-	14
BALANCE, JUNE 30, 2005	1,114	$2,770	-	$2,159	$4,929
Net income	-	-	-	846	846
Exercise of stock options	10	63			63
Tax benefit on exercised options	-	(2)	-	-	(2)
Non-cash stock compensation	-	81	-	-	81
BALANCE, JUNE 30, 2006	1,124	$2,912	-	$3,005	$5917

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006, 2005, AND 2004
(AMOUNTS IN THOUSANDS)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$846	$4	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on the disposition of fixed assets		-	24
Gain on sale of investment	(1,090)	-	-
Dividends received from investments	(122)	-	-
Non-cash stock compensation charge	81	14	34
Depreciation and amortization expense	219	216	198
Changes in assets and liabilities:
Accounts receivable, net	(37)	8	5
Other receivables	(3)	20	(21)
Interest receivable - Related party	-	3	-
Prepaid income taxes	(73)	-	-
Prepaid expenses and other assets	(5)	6	10
Deferred income tax provision (benefit)	212	37	(111)
Prepaid commissions and other assets	(64)	46	(82)
Accounts payable	127	(5)	19
Accrued expenses and other current liabilities	100	(166)	(30)
Accrued payroll and related liabilities	46	(2)	(71)
Unearned rents	54	15	16
Tenant deposits	85	62	(16)
Other long-term liabilities	(131)	-	-
	(601)	254	(25)
Net cash provided by operating activities	245	258	37
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	-	7
Capital expenditures	(78)	(71)	(196)
Proceeds from sale of investments	1,690	-	-
Dividends received from investments	122	-	-
Investment in MetroPCS	-	-	(305)
Net cash provided by (used in) investing activities	1,734	(71)	(494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(68)	(56)	(181)
Proceeds from repayment of stock subscription receivable - Related Party	-	400	-
Exercise of common stock options	63	-	47
Tax benefit from exercise of common stock options	(2)	-	-
Net cash provided by (used in) financing activities	(7)	344	(134)
NET INCREASE (DECREASE) IN CASH	1,972	531	(591)
CASH AT BEGINNING OF YEAR	1,879	1,348	1,939
CASH AT END OF YEAR	$3,851	$1,879	$1,348
Supplemental Cash Flow Information
Cash paid for:	2006	2005	2004
Interest	$117	$88	$102
Income taxes	$341	$1	$1

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006, 2005 and 2004

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SonomaWest Holdings, Inc., formerly Vacu-dry Company (“SonomaWest” or the “Company”) was incorporated in 1946 and currently operates as a real estate management and rental company with an investment in MetroPCS Communications, Inc., a privately held telecommunications company. The Company's rental operations include industrial/agricultural property. This commercial property is now being rented to third parties.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

Buildings and improvements	5 to 45 years
Machinery and office equipment	3 to 15 years

Rental property consists of the following as of June 30:

	2006	2005
Land	$ 231,000	$ 231,000
Buildings, machinery and improvements	7,087,000	7,009,000
Office equipment, manuals and autos	89,000	89,000
Construction in progress	3,000	3,000
Total rental property	7,410,000	7,332,000
Accumulated depreciation	(5,998,000)	(5,779,000)
Net rental property	$1,412,000	$1,553,000

Improvements that extend the life of the asset are capitalized; other maintenance and repairs are expensed. The cost of maintenance and repairs was $15,000 in 2006, $94,000 in 2005, and $30,000 in 2004. During fiscal year 2002, $131,000 was debited to maintenance and repairs for the reimbursement by a tenant for expenses that were incurred in fiscal year 2006. The tenant’s reimbursement was credited to maintenance and repairs over fiscal years 2005 and 2006.

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

Investment

The Company holds an investment in MetroPCS Communications, Inc. (“MetroPCS”), a privately held telecommunications company. As of June 30, 2006, the Company had a $2,400,000 minority investment in the Series D Preferred Stock of MetroPCS. The Company owns less than one percent of the total outstanding shares of Series D Preferred Stock and less than one percent of the total outstanding capital stock of MetroPCS on an as-converted basis. The Company accounts for its investment in MetroPCS under the cost method.

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

On September 26, 2005, the Company tendered approximately 20% of the shares of MetroPCS Series D Preferred Stock that it held in response to a tender offer by certain third parties to purchase shares of MetroPCS Series D Preferred Stock and common stock. The price per share offered in the tender offer was approximately three times the original investment amount per share paid by the Company for its MetroPCS shares, including the cumulative unpaid dividends as of December 31, 2005. All shares tendered by the Company were accepted. The gross proceeds to the Company from the tender offer of $1,800,000 were received November 1, 2005, resulting in a net gain of $1,090,000 on sale of investments, and dividend income of $122,000. The Company’s existing net operating loss carryforwards will offset much of the gain recognized for federal and state tax purposes from the sale of the MetroPCS shares.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of June 30, 2006 and $3,001,000 as of June 30, 2005. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS Communications, for purposes of reflecting the investment on the Company’s financial statements. This process is based primarily on such information as we may request and that MetroPCS may provide to us. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is, as of the date of this Report, no longer subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. If the Company had, in September 2005, tendered the remaining MetroPCS shares that it currently holds, the Company would have received gross proceeds of approximately $7,200,000 from the tender of such shares (in addition to the proceeds from the shares actually tendered). There can be no assurance that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price.
.
Prepaid Commissions

The Company capitalizes rental commissions paid to real estate brokers and amortizes these commissions over the term of the lease.

Accrued payroll and related liabilities

Accrued payroll and payroll liabilities consisted of the following as of June 30.
	2006	2005	2004
Accrued payroll and related liabilities
Vacation accruals	$18,000	$13,000	$15,000
Bonus accruals	59,000	18,000	18,000
	$77,000	$31,000	$33,000

Earnings Per Share Calculation

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the twelve months ended June 30, 2006, 2005 and 2004 were 36,000, 37,000 and 20,000 respectively. The calculation of diluted earnings per share for the twelve months ended June 30, 2006, 2005 and 2004 did not exclude any stock options.

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

Minimum Lease Income

The Company leases warehouse space that generated revenues of $2,136,000 in 2006, $1,830,000 in 2005 and $1,637,000 in 2004. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of June 30, 2006, assuming none of the existing leases is renewed or no additional space is leased, the following is the future minimum lease income:

Year Ending June 30
2007	$1,897,000
2008	1,377,000
2009	493,000
2010	388,000
2011	333,000
Thereafter	390,000
Total	$4,878,000

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. As of June 30, 2006, no allowances for outstanding receivables were considered necessary. The Company performs a credit review process on all prospective tenants. The extent of the credit review is dependant on the dollar value of the lease.

Concentration of Credit Risk

Benziger Family Winery accounted for 14%, 16% and 18% of rental revenues for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. In addition, Benziger Family Winery accounted for 23% and 28% of the accounts receivable balance as of the fiscal years ended June 30, 2006 and 2005. The loss of Benziger Family Winery as a tenant would have a material adverse effect on the Company’s operating results.

Manzana Products Company, Inc. accounted for 10% and 11% of the Company’s rental revenues for the fiscal years ended June 30, 2006 and 2005 and less than 10% for the fiscal year ended June 30, 2004. In addition, Manzana Products Company, Inc., accounted for less than 1% of the accounts receivable balance as of the fiscal years ended June 30, 2006 and 2005. The loss of Manzana Products Company, Inc. as a tenant would have a material adverse effect on the operating results of the real estate operations. At June 30, 2006 and 2005, all rental amounts owing by Manzana Products Company, Inc. were payable within the normal billing cycle and were not past due.

Vinovation, Inc. accounted for 10% of the Company’s rental revenues for the fiscal years ended June 30, 2006 and less than 10 % for the fiscal years ended June 30, 2005 and 2004. In addition, Vinovation, Inc., accounted for less than 22% and 9 % of the accounts receivable balance as of the fiscal years ended June 30, 2006 and 2005, respectively. The loss of Vinovation, Inc. as a tenant would have a material adverse effect on the operating results of the real estate operations. At June 30, 2006 and 2005, rental amounts owing by Vinovation, Inc. were payable within the normal billing cycle and were not past due.

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

Stock-Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under our equity plans, and because all of the Company’s stock options were fully vested as of July 1, 2005, the adoption of SFAS No. 123(R) did not have an impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our net income for the period ended June 30, 2006 includes $81,000 of stock based compensation expense, and $19,000 of income tax benefits related to our stock-based compensation arrangements. Our net income for the period ended June 30, 2005 included $10,000 of stock-based compensation expense and $4,000 of income tax benefit related to our stock-based compensation arrangements. During the period ended June 30, 2006, outstanding options held by former directors of the Company and by the Company’s former chief financial officer, which in the aggregate are exercisable to purchase a total of 36,000 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company. Of the $81,000 of stock based compensation expense recorded during the period ended June 30, 2005, $34,000 related to these amendments.

A summary of the status of the Company’s stock option plans at March 31, 2006 with changes during the nine months ended March 31, 2006 are presented in the table below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, June 30, 2005	93,000	$6.41
Granted	15,000	$10.95
Cancelled	(2,000)	$7.42
Exercised	(10,000)	$6.24
Balance, June 30, 2006	96,000	$7.12	5.77	$686,000
Exercisable, June 30, 2006	96,000	$7.12	5.77	$686,000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for the fiscal 2006 grants: risk-free interest rate of 4.37 percent; expected dividend yield of 0 percent; expected life of two years for the plan options; and expected volatility of 49 percent. All outstanding options were fully vested as of June 30, 2006; and thus, there was no unrecognized compensation cost related to stock options.

Cash received from stock option exercises during the period ended June 30, 2006 was $62,000. We issued new shares to satisfy stock option exercises. The aggregate exercise price exceeded the market price at date of exercise and thus, had no intrinsic value.

During the period ended June 30, 2006, outstanding options held by former directors of the Company and by the Company’s former chief financial officer, which in the aggregate are exercisable to purchase a total of 36,500 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company. The Company recorded non-cash compensation expense of $34,000 for the period ended June 30, 2006, relating to these amendments.

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

Derivatives

The Company had a variable rate borrowing tied to the LIBOR rate. To reduce its exposure to changes in the LIBOR rate, the Company entered into an interest rate swap contract. The swap contract terminated on December 1, 2003. Under the terms of the swap contract, the Company exchanged monthly, the difference between fixed and floating interest amounts calculated on an initial agreed-upon notional amount of $2,100,000. The notional amount was amortized monthly based on the Company’s principal payments. The interest rate contract had a five-year term that coincided with the term of the borrowing, both of which began on December 1, 1998 and ended on December 1, 2003. In accordance with Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") the Company reports all changes in fair value of its swap contract in earnings. The Company did not designate this swap as a formal hedge. As of the termination of this swap contract on December 1, 2003, the Company wrote-off the remaining value of this swap contract of $37,000. This amount was included as a reduction of interest expense during fiscal 2004.

2.    NEW ACCOUNTING PRONOUONCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an Interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. The interpretation clearly scopes out income tax positions related to SFAS No. 5, “Accounting for Contingencies”. We will adopt the provisions of this statement beginning in the first quarter of 2007. We are currently evaluating the effect the adoption of this statement will have on our financial position and results of operations.

3.    LONG-TERM DEBT:

Long-term debt consists of the following:

	2006	2005
Credit Agreement, bank, secured by a first deed of trust on the Company’s property located at 2064 Gravenstein Highway North, Sebastopol, California, payable in monthly installments of $7,000 plus interest at the bank’s prime rate plus .25% per annum (7.75% at March 31, 2006), final maturity October 1, 2010	1,552,000	1,620,000
Less: Current maturities	(80,000)	(1,620,000)
Long-term debt	$1,472,000	$-

The Credit Agreement replaces the Company’s previous credit agreement with the bank and, in part, refinances approximately $1,600,000 of indebtedness under the previous agreement. Under this Credit Agreement the Company is required to meet certain financial covenants. As of June 30, 2006 the Company was in compliance with such covenants.

In addition, the Company entered into a line of credit agreement with its bank which is available through September 1, 2010 and provides for advances not to exceed at any time an aggregate principal amount of $500,000. Advances under the line of credit may be used to provide funds for tenant improvements. As of June 30, 2006 no amounts were outstanding under the line of credit.

Principal payments for the years succeeding June 30, 2006, are as follows:

Year Ending June 30,	Amounts
2007	$80,000
2008	80,000
2009	80,000
2010	1,312,000
$1,552,000

Cash paid for interest was $114,000, $88,000 and $102,000 for the years ended June 30, 2006, 2005 and 2004 respectively.

On July 21, 2006 the Company paid off its Credit Agreement with Wells Fargo in the amount of $1,546,000 thus terminating both the term loan and line of credit.

4.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES:

For the years ended June 30, 2006, 2005, and 2004, the provision or benefit from income taxes consisted of the following:

	2006	2005	2004
Current:
Federal	$224,000	$-	$-
State	44,000	1,000	-
Deferred:
Federal	$195,000	$34,000	$5,000
State	18,000	2,000	(116,000)
Provision (Benefit)	$481,000	$37,000	$(111,000)

At June 30, 2004 the Company reversed the 100% valuation allowance that had been maintained against its deferred tax assets since the fiscal year ended June 30, 2001. As a result, the Company recorded a reversal of valuation allowance in the amount of $115,000, resulting in a total income tax benefit of $111,000 for year ended June 30, 2004.

A reconciliation of the federal statutory rate to the tax provision for the years ended June 30 follows:

	2006%	2005%	2004%
Federal statutory rate	34%	34%	34%
State taxes, less federal tax benefit	5.8%	2%	2%
Valuation allowance on deferred state tax	--%	--%	(236)%
Tax credits and other	(3.5)%	54%	(27)%
Total Provision (Benefit)	36.3%	90%	(227)%

Deferred tax assets and liabilities consisted of the following:

	2006	2005
Deferred tax assets:
Employee benefit accruals	$8,000	$5,000
Stock compensation expense	19,000	-
State taxes deductible next year	15,000	-
State carryforward credits	47,000	-
Depreciation	190,000	159,000
Net operating losses	-	274,000
Other	-	53,000
Total deferred tax assets	279,000	491,000
Deferred tax liabilities:
Property taxes	(34,000)	(34,000)
Total deferred tax liabilities	(34,000)	(34,000)
	$245,000	$457,000

As of June 30, 2006 the Company had utilized its federal and state net operating loss carryforwards. In fiscal 2006, the Company was subject to alternative minimum tax for California income tax purposes. The primary reason for this was the California net operating loss carryforwards from prior years was $1,042,000 for regular tax purposes and $552,000 for alternative minimum tax purposes.

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

Cash paid for income taxes was $341,000, $1,000, and $1,000 for the years ended June 30, 2006, 2005 and 2004 respectively.

5.	EMPLOYEE STOCK OPTION PLAN:

Prior to adoption of the 2002 Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

Our net income for the period ended June 30, 2006 includes $81,000 of stock based compensation expense, and $19,000 of income tax benefits related to our stock-based compensation arrangements. Our net income for the period ended June 30, 2005 included $10,000 of stock-based compensation expense and $4,000 of income tax benefit related to our stock-based compensation arrangements. During the period ended June 30, 2006, outstanding options held by former directors of the Company and by the Company’s former chief financial officer, which in the aggregate are exercisable to purchase a total of 36 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company. Of the $81,000 of stock based compensation expense recorded during the period ended June 30, 2005, $34,000 related to these amendments.

Prior to adoption of the 2002 Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

A summary of the status of the Company’s stock option plans at June 30, 2006 with changes during the year ended June 30, 2006 are presented in the table below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, June 30, 2005	93,000	$6.41
Granted	15,000	$10.95
Cancelled	(2,000)	$7.42
Exercised	(10,000)	$6.24
Balance, June 30, 2006	96,000	$7.12	5.77	$686,000
Exercisable, June 30, 2006	96,000	$7.12	5.77	$686,000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for the fiscal 2006 grants: risk-free interest rate of 4.37 percent; expected dividend yield of 0 percent; expected life of two years for the plan options; and expected volatility of 49 percent. All outstanding options were fully vested as of June 30, 2006; and thus, there was no unrecognized compensation cost related to stock options.

Cash received from stock option exercises during the period ended June 30, 2006 was $62,000. We issue new shares to satisfy stock option exercises. The aggregate exercise price exceeded the market price at date of exercise and thus, had no intrinsic value.

During the period ended June 30, 2006, outstanding options held by former directors of the Company and by the Company’s former chief financial officer, which in the aggregate are exercisable to purchase a total of 36,500 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company. The Company recorded non-cash compensation expense of $34,000 for the period ended June 30, 2006, relating to these amendments.

Options outstanding, exercisable, and vested by price range at June 30, 2006, are as follows:
Exercise Price	Options Outstanding at June 30, 2006	Options Vested and Exercisable at June 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Fair Value of Options Granted, at Grant Date
$ 5.00-7.00	35,000	35,000	14.6	$1.82
$ 7.00-10.00	47,000	47,000	22.0	3.19
$ over 10.00	15,000	15,000	9.5	3.32
	97,000	97,000		$2.69

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2006, 2005 and 2004 grants, respectively: weighted average risk-free interest rates of 4.37, 3.67, and 3.08 percent; expected dividend yield of 0 percent; expected life of two to five years for the Plan options; and expected volatility of 49, 53, and 24 percent.

For options granted during the fiscal years ended June 30, 2006, 2005 and 2004, the weighted average fair value as of the grant date was $3.32, $4.44, and $1.39 respectively.

Pursuant to his separation agreement (see Note 10), the Company’s former President and Chief Executive Officer, Gary L. Hess, was given until January 29, 2002 to decide whether to extend the period in which he was eligible to exercise the stock options previously granted to him. On January 28, 2002, Mr. Hess elected to exercise his option to purchase 80 shares of his total outstanding options of 89,000 shares. Mr. Hess elected to extend the termination date on his option to purchase the remaining 9,000 shares, through the last date of the severance period (January 31, 2004). As part of the separation agreement the Company agreed to loan Mr. Hess up to $447,000 to allow him to exercise the aforementioned options. Mr. Hess elected to borrow $400,000 to exercise 80,000 stock options at $5.00 per share. The note dated January 28, 2002 in the amount of $400,000 bears interest at the Applicable Federal Rate (AFR) for loans of three years or less on the date of the note (the AFR at January 28, 2002 was 2.73%), payable quarterly. The Note was paid in full on August 3, 2004.

6.    COMMITMENT AND CONTINGENCIES:

The Company leased office space under an operating lease that expired in December 2003. The space had been sublet through the term of the lease at approximately the Company's lease rate. For the year ended June 30, 2005 there was no related lease expense or sublease income. Rental expense under operating leases was $68,000 in 2004. Related sub-lease income was $71,000 in 2004.

7.    LITIGATION

From time to time, the Company is a party to lawsuits and claims arising out of the normal course of business. As of June 30, 2006, the Company was not a party to any legal proceedings.

8.    RELATED-PARTY TRANSACTIONS:

On July 1, 2005, Bugatto Investment Company (of which David J. Bugatto, a director of the Company, is the president) entered into a consulting agreement pursuant to which Bugatto Investment Company provides real estate consulting services to the Company for an hourly fee of $225 per hour. The agreement replaces a similar agreement entered into on July 1, 2004. Under the agreement, if either of the Company’s Sonoma County properties is sold during the term of the agreement, Bugatto Investment Company is entitled to receive a fee equal to 1.5% of the sales prices regardless of whether or not a broker is involved, and Bugatto Investment Company is entitled to receive a fee equal to the greater of 1.5% of the gross value of the real estate or $150,000 upon any transaction that would result in the Company becoming a private company.  The term of the agreement is through July 30, 2006, but the agreement can be terminated earlier upon the occurrence of certain events, including notice of termination by either party. During fiscal 2006 and 2005, the Company paid Bugatto Investment Company $32,000 and $33,000 for real estate consulting services. As of June 30, 2006, the Company owed Bugatto Investment Company $1,000.  These expenses are included in Operating Costs - Related Party.

On June 29, 2006, following approval by the Board of Directors of the Company, with David J. Bugatto not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company (the “New Agreement”). The New Agreement will become effective July 1, 2006, immediately after expiration of the term of the existing 2005 Agreement. Under the New Agreement, Bugatto Investment Company has agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the same hourly rate of $225 per hour as is contained in the 2005 Agreement. The New Agreement modifies the 2005 Agreement to provide that Bugatto Investment Company will not receive any additional payments or compensation upon the occurrence of a sale of either of the Company’s Sonoma County properties.

In consideration for Bugatto Investment Company’s willingness to enter into the New Agreement and in light of Mr. Bugatto’s contributions over the past years to increasing the tenant occupancy rate of the Company’s properties and achieving certain land use entitlement modification approvals, the Company paid Bugatto Investment Company the sum of $100,000 upon execution of the New Agreement. In addition, the Company will pay Bugatto Investment Company an additional $50,000 upon the satisfaction, during the term of the agreement (or within one year thereafter) of certain conditions and actions specified by Sonoma County in connection with approval of certain land use entitlement changes. If the Company’s business is sold in a merger, consolidation, tender offer or similar transaction, or if the Company’s north property is sold, and the acquiring person or entity does not agree to assume the New Agreement, then the $50,000 payment becomes payable in connection with the transaction. As of June 30, 2006, the Company owed Bugatto Investment Company $100,000.  These expenses are included in Operating Costs - Related Party.

Effective August 1, 2005, the Company entered into a consulting agreement with Thomas Eakin, the Company’s former Chief Financial Officer. Under the agreement, Mr. Eakin provided financial management and accounting services to the Company at an hourly billing rate of $115 per hour, plus expenses. In September 2005, Mr. Eakin delivered a notice of termination of the consulting agreement, effective October 12, 2005. During fiscal 2006 and 2005, the Company paid Thomas R. Eakin $19,000 and $51,000 for services. As of June 30, 2006, the Company did not owe Thomas R. Eakin and money under his contract.  These expenses are included in Operating Costs - Related Party.

Gary L. Hess, a former director and former President and Chief Executive Officer, entered into an agreement with the Company to sell its remaining PermaPak inventory and equipment. During the fiscal year ended June 30, 2005 the Company received the final payment on the sale of the PermaPak inventory and equipment. Pursuant to the terms of the agreement, Mr. Hess was paid commissions of $8,000. These commissions were included under Operating Costs - Related Party. As of June 30, 2006, the Company did not owe Mr. Hess any commissions under this agreement.

Roger S. Mertz, former Chairman of the Board and a former director of the Company, is a partner of the law firm Allen Matkins Leck Gamble & Mallory LLP, which firm served as the Company’s general counsel during fiscal 2005. During fiscal 2006, 2005, and 2004, the Company incurred $23,000, $273,000, and $323,000 respectively, for legal services provided by Allen Matkins Leck Gamble & Mallory LLP. As of June 30, 2006, the Company did not have a payable to the firm of Allen Matkins Leck Gamble & Mallory LLP.

Walker Stapleton, a director and the son of the Company’s largest shareholder, was elected President and Chief Executive Officer on June 16, 2005.

Upon the recommendation of the Compensation Committee, the Board approved the payment of a bonus to Mr. Stapleton with respect to the 2006 fiscal year of $35,000.

On December 23, 2005, the Compensation Committee of the Board approved compensation arrangements for directors of the Company for the 2006 fiscal year (the year ending June 30, 2006). Outside directors will receive the following compensation: $3,000 per quarter, plus reimbursement for reasonable out-of-pocket expenses incurred in connection with attendance at meetings; $1,500 for each Board and shareholder meeting attended; for service on the Audit Committee or the Compensation Committee, $1,000 per quarter for each such committee; and for service on special or other committees authorized by the Board, $1,000 per meeting of such committee. The committee also awarded options to purchase 2,500 shares of the Company’s common stock to each director who is not also an employee of the Company, and awarded options to purchase 10,000 shares of the Company’s common stock to Mr. Stapleton, the Company’s Chief Executive Officer and a director. The exercise price of all options is equal to the fair market value of the common stock on the date of grant.

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

9.    SUBSEQUENT EVENTS:

On July 11, 2006, the Board of Directors of the Company, upon the recommendation of the Board’s Compensation Committee (the “Compensation Committee”), approved compensation arrangements for Walker R. Stapleton, the Company’s Chief Executive Officer and a director.

The Board approved a base salary for Mr. Stapleton’s service as Chief Executive Officer of the Company of $8,558 per month effective at the beginning of the Company’s 2007 fiscal year commencing July 1, 2006; for the fiscal year ended June 30, 2006, Mr. Stapleton’s base salary was $8,000 per month. The Company also agreed to pay $550 per month of health insurance for Mr. Stapleton, and to reimburse Mr. Stapleton for 50% of his cellular telephone expenses (which expenses relate to the Company), both of which are consistent with the Company’s arrangements with other employees of the Company. The Company has agreed to reimburse Mr. Stapleton for up to $32,400 annually for office and travel expenses he incurs in connection with the Company’s business. The approved arrangements do not include any provision for severance or similar compensation upon termination of his status as an officer of the Company.

10.    Selected Quarterly Financial Data (Unaudited )

(Amounts in thousands, except per share amounts)
Quarter Ended	9/30/04	12/31/04	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06

Total revenue	$580	$582	$542	$585	$613	$657	$656	$741

Operating profit (loss)	$(38)	$(43)	$51	$96	$30	$13	$60	$(13)

Net income (loss)	$(32)	$(24)	$21	$39	$15	$775	$44	$32-

Earnings (loss) per common share:

Basic	$(.03)	$(.02)	$.02	$.03	$.01	$.68	$.03	$.03

Diluted	$(.03)	$(.02)	$.02	$.03	$.01	$.66	$.03	$.03

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officers

The information required by Item 10 regarding directors and executive officers is incorporated by reference to the information appearing under the heading "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our definitive proxy statement to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2006 (the "2006 Proxy Statement").

The Company has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors. A copy of the code of ethics attached as an exhibit to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Item 11. Executive Compensation.

The information appearing under the headings "Compensation of Directors," "Compensation Committee Report," "Executive Compensation", “Compensation Committee Interlocks and Insider Participation”, and "Performance Graph" of our 2006 Proxy Statement is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

Item 12. Security Ownership of Directors, Officers and Certain Beneficial Owners.

The information appearing under the heading "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" of our 2006 Proxy Statement is incorporated into this item by reference. In addition, the information regarding equity compensation plans appearing under the heading "Equity Compensation Plan Information" of our 2006 Proxy Statement is incorporated into this item by reference.

Item 13. Certain Relationships and Related Transactions

The information appearing under the heading "Certain Relationships and Related Transactions" of our 2006 Proxy Statement is incorporated into this item by reference.

Item 14. Principal Accountant Fees and Services

The information appearing under the heading "Principal Accountant Fees and Services” of our 2006 Proxy Statement is incorporated into this item by reference.

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

Schedule III.* Real Estate and Accumulated Depreciation

*Schedule included after signature page.

(a)(3)	Exhibits

Exhibit No.	Document Description

3.1(1) 3.2(2) 10.1(3)	Certificate of Incorporation Bylaws 1996 Stock Option Plan, as amended
10.2(4)	SonomaWest Holdings, Inc. 2002 Stock Incentive Plan
10.3(5)	Form of Indemnification Agreement between the Company and its directors and officers.
10.4	Consulting Agreement effective as of July 1, 2006 between SonomaWest Holdings, Inc. and Bugatto Investment Company.
10.5(6)	Credit Agreement dated as of October 1, 2005.
10.6+	Summary of compensation arrangements for Walker R. Stapleton.
11.1+	Computation of Per Share Earnings
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

_____________________

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(3)	Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-84295) filed on August 2, 1999.

(4)	Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed on September 20, 2002.

(5)	Incorporated by reference to Exhibit 10.10 to the registrant’s Report on Form 8-K filed May 16, 2006.

(6)	Incorporated by reference to Exhibit 10.09 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, filed on February 14, 2006.

+ Filed herewith.
* Furnished herewith.

(b)	Reports on Form 8-K
The Company did not file any reports on Form 8-K during the quarter ended June 30, 2006, except as follows:

Report on Form 8-K filed on May 16, 2006, reporting the entering into of indemnification agreements between the Company and its directors and officers.

Report on Form 8-K filed on June 20, 2006, reporting the receipt by the Company of a letter from Walker Stapleton withdrawing his expression of interest in initiating a management-led buyout transaction of the Company by an investment group consisting of Mr. Stapleton and members of his family.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOMAWEST HOLDINGS, INC.

Date: September 27, 2006	By:	/s/ Walker R. Stapleton
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

SIGNATURES	TITLE	DATE

Principal Executive Officer and Principal Financial Officer: /s/ Walker R. Stapleton Walker R. Stapleton	President and Chief Executive Officer, Director	September 27, 2006
Directors:
/s/ Frederic Selinger Fredric Selinger	Director	September 27, 2006
/s/ David J. Bugatto David J. Bugatto	Director	September 27, 2006
/s/ Joe Milam Joe Milam	Director	September 27, 2006

SCHEDULE III
SonomaWest Holdings, Inc.
REAL ESTATE AND ACCUMULATED DEPRECIATION
June 30, 2006
(DOLLARS IN THOUSANDS)

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
				Costs
				Subsequently	Gross Amount at which Carried
		Initial Cost to Company		Capitalized	at Close of Year
			Buildings			Buildings
			and			And	Total	Accumulated	Year of	Year
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	(Note 1)	Depreciation	Construction	Acquired
1365 Gravenstein Hwy. So., Sebastopol, CA	1,625	72	308	924	72	1,234	1,306	1,055	N/A	1964
2064 Gravenstein Hwy. No., Sebastopol, CA	-	159	2,312	3,450	159	5836	5,995	4,856	N/A	1983
	1,625	231	2,620	4,374	231	7,070	7,301	5,911
Note 1. The changes in the total cost of land, buildings, and improvements for the three years ended June 30, are as follows:
	2006	2005	2004
Balance at beginning of period	7,223	7,140	6,882
Additions	78	83	258
Cost of disposed property	(0)	(0)	(0)
Balance at end of period	7,301	7,223	7,140
Note 2. The changes in accumulated depreciation for the three years ended June 30, are as follows:
	2006	2005	2004
Balance at beginning of period	5,700	5,490	5,298
Depreciation expense	211	210	192
Relief of accumulated balances related to disposed property	(0)	(0)	(0)
Balance at end of period	5,911	5,700	5,490

(a)(3) Exhibits

Exhibit No.	Document Description

3.1(1) 3.2(2) 10.1(3)	Certificate of Incorporation Bylaws 1996 Stock Option Plan, as amended
10.2(4)	SonomaWest Holdings, Inc. 2002 Stock Incentive Plan
10.3(5)	Form of Indemnification Agreement between the Company and its directors and officers.
10.4	Consulting Agreement effective as of July 1, 2006 between SonomaWest Holdings, Inc. and Bugatto Investment Company.
10.5(6)	Credit Agreement dated as of October 1, 2005.
10.6+	Summary of compensation arrangements for Walker R. Stapleton.
11.1+	Computation of Per Share Earnings
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

_____________________

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(3)	Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-84295) filed on August 2, 1999.

(4)	Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed on September 20, 2002.

(5)	Incorporated by reference to Exhibit 10.10 to the registrant’s Report on Form 8-K filed May 16, 2006.

(6)	Incorporated by reference to Exhibit 10.09 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, filed on February 14, 2006.
+ Filed herewith.
* Furnished herewith.