Form 10-Q
period 2006-09-30
SONOMAWEST HOLDINGS INC
filed 2006-11-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2006 or

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

 Large accelerated filer  ___         Accelerated filer  ___      Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES:            NO:     X

As of November 10, 2006, there were 1,155,257 shares of common stock, 0.0001 par value, outstanding.

SONOMAWEST HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(unaudited)

ASSETS	September 30, 2006	June 30, 2006
CURRENT ASSETS:
Cash	$2,417	$3,851
Accounts receivable	179	160
Other receivables	11	16
Prepaid income taxes	-	73
Prepaid expenses and other assets	128	134
Current deferred income taxes, net	46	55
Total current assets	2,781	4,289
RENTAL PROPERTY, net	1,360	1,412
INVESTMENT, at cost	2,401	2,401
DEFERRED INCOME TAXES	199	190
PREPAID COMMISSIONS AND OTHER ASSETS	148	181
Total assets	$6,889	$8,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$80
Accounts payable	115	248
Accrued payroll and related liabilities	14	77
Income taxes payable	41	-
Accrued expenses	125	176
Unearned rents	197	193
Tenant deposits	309	310
Total current liabilities	801	1,084
LONG-TERM DEBT, net of current maturities	-	1,472
Total liabilities	801	2,556
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares outstanding	-	-
Common stock: 5,000 shares authorized, 0.0001 par value; 1,124 and 1,124 shares outstanding on September 30, 2006 and June 30, 2006, respectively	2,912	2,912
Retained earnings	3,176	3,005
Total shareholders’ equity	6,088	5,917
Total liabilities and shareholders’ equity	$6,889	$8,473

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2006	2005
RENTAL REVENUE	$621	$476
TENANT REIMBURSEMENTS	207	137
TOTAL REVENUE	828	613

OPERATING COSTS	569	553
OPERATING COSTS - RELATED PARTY EXPENSES	4	30
TOTAL OPERATING COSTS	573	583
OPERATING INCOME	255	30

INTEREST INCOME	34	16
INTEREST EXPENSE	(7)	(27)
OTHER INCOME	2	6
INCOME BEFORE INCOME TAXES	284	25
INCOME TAX PROVISION	113	10
NET INCOME	$171	$15

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,124	1,120
Diluted	1,166	1,142

NET INCOME PER COMMON SHARE:
Basic	$0.15	$0.01
Diluted	$0.15	$0.01

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(AMOUNTS IN THOUSANDS)

	Common Stock			Total
	Number		Retained	Shareholders’
	of Shares	Amount	Earnings	Equity

BALANCE, JUNE 30, 2006	1,124	$2,912	3,005	5,917
Net income			171	171
BALANCE,SEPTEMBER 30, 2006	1,124	$2,912	$3,176	$6,088

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30 2006 AND 2005
(AMOUNTS IN THOUSANDS)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171	$15
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	54	54
Deferred income tax provision	-	10
Changes in assets and liabilities:
Accounts receivable	(19)	27
Other receivables	5	(2)
Income taxes	114	-
Prepaid expenses and other assets	6	33
Prepaid commissions and other assets	33	11
Accounts payable	(133)	(16)
Accrued expenses and other current liabilities	(51)	12
Accrued payroll and related liabilities	(63)	(18)
Unearned rents	4	20
Tenant deposits	(1)	23
	(51)	154
Net cash provided by operating activities	120	169
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2)	(7)
Net cash used in investing activities	(2)	(7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long term debt	(1,552)	(14)
Exercise of stock options	-	62
Net cash provided by (used in) financing activities	(1,552)	48
NET INCREASE (DECREASE) IN CASH	(1,434)	210

CASH AT BEGINNING OF PERIOD	3,851	1,879
CASH AT END OF PERIOD	$2,417	$2,089

Supplemental Cash Flow Information

	2006	2005
Interest paid	$18	$27
Taxes paid	$-	$1

The accompanying notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2006

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying financial statements and related notes, they should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2007.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 2 - New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an Interpretation of SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109.  The interpretation clearly scopes out income tax positions related to SFAS No. 5, “Accounting for Contingencies”.  The Company will adopt the provisions of this statement beginning in fiscal 2008. The Company is currently evaluating the effect the adoption of this statement will have on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”).  SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement.  SAB No. 108 is effective for fiscal years ending after November 15, 2006 and will apply to the Company’s financial statements for the fiscal year ended June 30, 2007.  The Company is currently assessing the impact of SAB No. 108, but does not expect that it will have a material effect on its financial condition, or results of operations.

Note 3 - Investment

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

On September 26, 2005, the Company tendered approximately 20% of the shares of MetroPCS Series D Preferred Stock that it held in response to a tender offer by certain third parties to purchase shares of MetroPCS Series D Preferred Stock and common stock. The price per share offered in the tender offer was approximately three times the original investment amount per share paid by the Company for its MetroPCS shares, including the cumulative unpaid dividends as of December 31, 2005. All shares tendered by the Company were accepted. The gross proceeds to the Company from the tender offer of $1,800,000 were received November 1, 2005, resulting in a net gain of $1,090,000 on sale of investments, and dividend income of $122,000. The Company’s existing net operating loss carryforwards offset much of the gain recognized for federal and state tax purposes from the sale of the MetroPCS shares.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of September 30, 2006. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS, for purposes of reflecting the investment on the Company’s financial statements. This process is based primarily on such information as the Company may request and that MetroPCS may provide to the Company. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is, as of the date of this Report, not subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. If the Company had, in September 2005, tendered the remaining MetroPCS shares that it currently holds, the Company would have received gross proceeds of approximately $7,200,000 from the tender of such shares (in addition to the proceeds from the shares actually tendered). There can be no assurance that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price.

Note 4 - Long-term debt

As of September 30, 2006, the Company had no long-term debt. On July 21, 2006 the Company paid all of the outstanding amounts owed under its Credit Agreement with Wells Fargo in the amount of $1,552,000, thus terminating both the term loan and a related line of credit.

Note 5 - Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended September 30, 2005 and September 30, 2006 was 22,000 and 42,000, respectively. The calculation of diluted earnings per share for the three months ended September 30, 2005 and September 30, 2006 excluded stock options to purchase 1,700 and zero shares, respectively because the effect would have been anti-dilutive.

Note 6 - Stock-Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation (which was previously followed by the Company), and SFAS No. 123(R) were materially consistent under our equity plans, and because all of the Company’s stock options were fully vested as of July 1, 2005, the adoption of SFAS No. 123(R) did not have an impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our net income for the three months ending September 30, 2005 and September 30, 2006 includes no compensation costs or income tax benefits related to our stock-based compensation arrangements.

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

A summary of the status of the Company’s stock option plans at September 30, 2006 with changes during the three months ended September 30, 2006 are presented in the table below:

	Options (in thousands)	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Balance, June 30, 2006	96	$7.12
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, September 30, 2006	96	$7.12	5.51	$686
Exercisable, September 30, 2006	96	$7.12	5.51	$686

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for the fiscal 2006 grants: risk-free interest rate of 4.37 percent; expected dividend yield of 0 percent; expected life of two years for the plan options; and expected volatility of 49 percent. All outstanding options were fully vested as of September 30, 2006; and thus, there was no unrecognized compensation cost related to stock options.

Note 7 - Related Parties

On June 29, 2006, following approval by the Board of Directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company (the “New Agreement”). The New Agreement became effective July 1, 2006, immediately after expiration of the term of the existing 2005 Agreement described below. Under the New Agreement, Bugatto Investment Company has agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the same hourly rate of $225 per hour as is contained in the 2005 Agreement. The New Agreement modifies the 2005 Agreement to provide that Bugatto Investment Company will not receive any additional payments or compensation upon the occurrence of a sale of either of the Company’s Sonoma County properties.

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

On July 1, 2005, Bugatto Investment Company (of which David J. Bugatto, a director of the Company, is the president) entered into a consulting agreement pursuant to which Bugatto Investment Company provides real estate consulting services to the Company for an hourly fee of $225. The agreement replaced a similar agreement entered into on July 1, 2004. Under the agreement, if either of the Company’s Sonoma County properties were sold during the term of the agreement, Bugatto Investment Company would have been entitled to receive a fee equal to 1.5% of the sales prices regardless of whether or not a broker is involved, and Bugatto Investment Company would have been entitled to receive a fee equal to the greater of 1.5% of the gross value of the real estate or $150,000 upon any transaction that would have resulted in the Company becoming a private company.  The agreement was through July 30, 2006, and was replaced by the June 29, 2006 agreement referred to above.

During the three months ended September 30, 2006 and September 30, 2005, the Company incurred $4,000 and $6,000 respectively, for real estate consulting services from Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party.  As of September 30, 2006, the Company had a payable to Bugatto Investment Company of $1,372.

In consideration for Bugatto Investment Company's willingness to enter into New Agreement and in light of Mr. Bugatto's contributions over the past years to increasing the tenant occupancy rate of the Company's properties and achieving the land use entitlement approvals discussed above, upon execution of the New Agreement the Company paid Bugatto Investment Company the sum of $100,000 on July 3, 2006. In addition, the Company will pay Bugatto Investment Company an additional $50,000 upon the satisfaction, during the term of the agreement (or within one year thereafter) of certain conditions and actions specified by Sonoma County in connection with approval of the land use entitlement changes.

Note 8 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the three months ended September 30, 2006 and September 30, 2005 of $621,000 and $476,000, respectively. The leases have varying terms, which range from month-to-month to expiration dates through 2013. As of September 30, 2006, assuming that all current month-to-month leases continue unchanged throughout the periods presented in the table, and that there are no changes to the other leases other than expiration of the leases at the end of their stated terms and no additional space is leased, the following will be the future minimum lease income (in thousands):

Year Ending June 30	Amounts in Thousands
Balance of 2007	1,329
2008	1,432
2009	511
2010	401
2011	344
Thereafter	405
Total	$4,422

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SonomaWest Holdings, Inc. (the "Company" or "Registrant") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and other cautionary statements set forth therein and in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements included herein are presented as of, and for the three months ending September 30, 2006 and 2005 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

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

Valuation of investment in MetroPCS Communications, Inc.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of September 30, 2006. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS, for purposes of reflecting the investment on the Company’s financial statements. This process is based primarily on such information as we may request and that MetroPCS may provide to us. The Company also tracks MetroPCS information available to the general public. Since MetroPCS is not, as of the date of this Report, subject to public disclosure requirements, the basis for our evaluation is subject to the timing, accuracy and disclosure of the data received. If the Company had, in September 2005, tendered the remaining MetroPCS shares that it currently holds, the Company would have received gross proceeds of approximately $7,200,000 from the tender of such shares (in addition to the proceeds from the shares actually tendered). There can be no assurance, however, that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price. See Note 2 above for further information.

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

RESULTS OF OPERATIONS

Results of Operations

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on 82 acres of land and have a combined leaseable area under roof of 437,000 square feet (375,000 under roof and 62,000 outside). The tenants have varying original lease terms ranging from month-to-month to ten years with options to extend the leases. As of September 30, 2006, there were 33 tenants with leases comprising 426,000 square feet of leasable space (364,000 under roof and 62,000 outside) or 97% of the total leasable area. As of the end of September 30, 2005 there were 31 tenants with leases that comprised 361,000 square feet of leasable space (304,000 under roof and 57,000 outside) or 83% of the total leasable area.

Rental Revenue. For the three months ended September 30, 2006 rental revenue increased $145,000 or 30% as compared to the corresponding period in the prior year. This increase was primarily a result of increased revenues from expansion by six existing tenants under term leases of $76,000 and the addition of seven new tenants of $77,000. This increase in tenant demand was not anticipated and was primarily a result of an increase in tenants’ business volume. The increase was partially offset by vacating tenants and decreases in rented space by certain tenants.

Tenant Reimbursements. For the three months ended September 30, 2006 tenant reimbursements increased $70,000 or 51% as compared to the three months ended September 30, 2005. Such reimbursements typically fluctuate based upon the increase or decrease in utilities rates and the amount of space occupied by tenants. The increase was primarily a result of increased utility rates and usage by existing and new tenants.

Operating Costs. For the three months ended September 30, 2006 total operating costs increased $10,000 or 3% compared to the three months ended September 30, 2005. Of this increase, operating costs—related party decreased $26,000 and operating costs increased $16,000. The decrease in related party expenses was primarily the result of reduced legal expenses ($9,000), along with a reduction in accounting ($15,000). The increase of $16,000 in non-related party operating costs was primarily a result of utility cost increases of $62,000 due to the increase in tenants. These increases were offset primarily by decreases in non-related party legal expenses ($30,000). The Company continues to closely scrutinize all discretionary spending. Efforts to reduce and/or maintain expenses continue to be an important focus of the Company. Total operating expenses are expected to remain relatively consistent over the remainder of fiscal 2007.

Interest Income. For the three months ended September 30, 2006, the Company generated $34,000 of interest income on its cash balances as compared to $16,000 in the three months ended September 30, 2005. The sale of a portion of the Company’s MetroPCS stock in November 2005 has increased the invested cash accounts which were then reduced in July 2006 by the payoff of the credit line with Wells Fargo.

Interest Expense. Interest expense consists solely of interest expense on mortgage debt. Interest expense decreased to $7,000 for the three months ended September 30, 2006, compared to $27,000 for the corresponding period in the prior year due primarily to the payoff of the credit line with Wells Fargo.

Other Income and Expense. For the three months ended September 30, 2006, the Company incurred a net increase in other income of $2,000, compared to the three months ended September 30, 2005 of $6,000, which included $5,000 from the sale of a dust collection system and other equipment.

Income Taxes. The effective tax rate for the three months ended September 30, 2006 increased to a provision of 39.8% from a provision of 37% for the three months ended September 30, 2005. The increase in the effective tax rate is primarily due to the impact of permanent differences on taxable income.

Liquidity and Capital Resources

The Company had cash of $2,417,000 and $3,851,000 at September 30, 2006, and June 30, 2006, respectively. The decrease in cash and cash equivalents of $1,434,000 since June 30, 2006 was primarily a result of the principal payment on long-term debt of $1,552,000 and capital expenditures of $2,000. This was offset by cash provided by operating activities of $152,000.

In October 2005, the Company, entered into a credit agreement with Wells Fargo Bank, National Association. The credit agreement replaced the Company’s previous credit agreement with the bank and, in part, refinanced approximately $1,600,000 of indebtedness under the previous agreement. The credit agreement provided for a line of credit, which was available through September 1, 2010. The line of credit provided for advances not to exceed at any time an aggregate principal amount of $500,000. The term note bore interest at the bank’s prime rate plus .25% (or, at the Company’s election, the LIBOR rate, as defined, plus 3.25%), with monthly principal payments of approximately $7,000 beginning November 1, 2005. Unpaid principal and interest is due on the maturity date of October 1, 2010. The note was secured by a first deed of trust on the Company’s property located at 2064 Gravenstein Highway North, Sebastopol, California. On July 21, 2006 the Company paid all of the outstanding amounts owed under its term loan with Wells Fargo in the amount of $1,552,000 thus terminating both the term loan and line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently has no derivative financial instruments that expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in the fair value of its investment in MetroPCS Communications, Inc. As of September 30, 2006, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value. Based on the price per share offered in the October 2005 tender offer, the Company believes that the investment in MetroPCS Communications exceeds its carrying amount.

Item 4. Controls and Procedures

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

_______________________________

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006

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