Form 10-Q
period 2006-12-31
SONOMAWEST HOLDINGS INC
filed 2007-02-20
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2006 or

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

 Large accelerated filer  ___             Accelerated filer  ____                Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES:              NO:     X

As of February 20, 2007, there were 1,179,967 shares of common stock, no par value, outstanding.

SONOMAWEST HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
DECEMBER 31, 2006 AND JUNE 30, 2006
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

ASSETS	12/31/06	6/30/06
CURRENT ASSETS:
Cash	$2,798	$3,851
Accounts receivable	180	160
Other receivables	1	16
Prepaid income taxes	48	73
Prepaid expenses and other assets	64	134
Deferred income taxes, net	36	55
Total current assets	3,127	4,289
RENTAL PROPERTY, net	1,306	1,412
INVESTMENT, at cost	2,401	2,401
DEFERRED INCOME TAXES, net	207	190
PREPAID COMMISSIONS AND OTHER ASSETS	153	181
Total assets	$7,194	$8,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$80
Accounts payable	131	248
Accrued payroll and related liabilities	17	77
Accrued expenses	22	176
Unearned rents	204	193
Tenant deposits	369	310
Total current liabilities	743	1,084
LONG-TERM DEBT, net of current maturities	-	1,472
Total liabilities	743	2,556
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, no par value; 1,157 and 1,124 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	3,256	2,912
Retained earnings	3,195	3,005
Total shareholders’ equity	6,451	5,917
Total liabilities and shareholders’ equity	$7,194	$8,473

The accompanying unaudited notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Six Months Ended December 31		Three Months Ended December 31
	2006	2005	2006	2005
RENTAL REVENUE -NET	$1,247	$996	$626	$520
TENANT REIMBURSEMENTS	361	274	154	137
TOTAL REVENUE	1,608	1,270	780	657

OPERATING COSTS	1,343	1,188	774	635
OPERATING COSTS - RELATED PARTY EXPENSES	8	39	4	9
TOTAL OPERATING COSTS	1,351	1,227	778	644
OPERATING INCOME	257	43	2	13

INTEREST EXPENSE	(7)	(57)	-	(30)
INTEREST INCOME	69	47	35	31
DIVIDEND INCOME	-	122	-	122
GAIN ON SALE OF INVESTMENTS	-	1,090	-	1,090
OTHER INCOME	3	6	1	-
INCOME BEFORE INCOME TAXES	322	1,251	38	1,226
INCOME TAX PROVISION	132	481	19	471
NET INCOME	$190	$770	$19	$755

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,137	1,122	1,150	1,124
Diluted	1,160	1,150	1,175	1,155
INCOME PER COMMON SHARE:
Basic	$0.17	$0.69	$0.02	$0.67
Diluted	$0.16	$0.67	$0.02	$0.65

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock			Total
	Number		Retained	Shareholders’
	Of Shares	Amount	Earnings	Equity
BALANCE, JUNE 30, 2006	1,124	$2,912	$3,005	$5,917
Net income			190	190
Issuance of common stock	33	185		185
Stock compensation expense		96		96
Tax benefit on exercise of options		63		63
BALANCE, DECEMBER 31, 2006	1,157	$3,256	$3,195	$6,451

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$190	$770
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments	-	(1,090)
Dividends received from investments	-	(122)
Stock compensation expense	96	81
Depreciation and amortization expense	108	108
Deferred income tax provision	2	290
Changes in assets and liabilities:
Accounts receivable	(20)	(49)
Other receivables	15	(1)
Prepaid income taxes	25	190
Prepaid expenses and other assets	70	66
Prepaid commissions and other assets	28	(59)
Accounts payable	(117)	(14)
Accrued expenses	(154)	70
Accrued payroll and related liabilities	(60)	(16)
Unearned rents	11	55
Tenant deposits	59	-
Other long-term liabilities	-	(131)
	63	(622)
Net cash provided by operating activities	253	148

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2)	(34)
Proceeds from sale of investments	-	1,690
Dividends received from investments	-	122
Net cash provided by (used in) investing activities	(2)	1,778

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	-	1,606
Principal payments on debt	(1,552)	(1,633)
Tax benefit from exercise of stock options	63	-
Exercise of stock options	185	62
Net cash provided by (used in) financing activities	(1,304)	35
NET INCREASE (DECREASE) IN CASH	(1,053)	1,961

CASH AT BEGINNING OF PERIOD	3,851	1,879
CASH AT END OF PERIOD	$2,798	$3,840
Supplemental Cash Flow Information
	2006	2005
Interest paid	$ 18	$ 55
Taxes paid	$ 43	$ 1
Cashless exercise of options	$ 36	$ -
The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying financial statements and related notes, they should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the six-month period ended December 31, 2006 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2007.

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

Revenue Recognition

Revenue is recognized on a monthly basis, based upon the dollar amount specified in the related lease. The Company requires that all tenants be covered by a lease. The tenants have original lease terms ranging from month-to-month to ten years, with options to extend the longer-term leases. Lease incentives and construction allowances provided by the Company to certain of its tenants are amortized as an offset to revenue on a straight-line basis over the term of the respective lease. The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels, or that otherwise vary the amount of minimum rent payable over the lease term. Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues.

Note 2 - New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an Interpretation of SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109.  The Company will adopt the provisions of this statement beginning in the first quarter of fiscal 2008.   The Company is currently evaluating the effect the adoption of this statement will have on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”).  SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement.  SAB No. 108 is effective for financial statements for periods ending on or after November 15, 2006.

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

On September 26, 2005, the Company tendered approximately 20% of the shares of MetroPCS Series D Preferred Stock that it held in response to a tender offer by certain third parties to purchase shares of MetroPCS Series D Preferred Stock and common stock. The price per share offered in the tender offer was approximately three times the original investment amount per share paid by the Company for its MetroPCS shares, including the cumulative unpaid dividends as of December 31, 2005. All shares tendered by the Company were accepted. The gross proceeds to the Company from the tender offer of $1,812,000 were received November 1, 2005, resulting in a net gain of $1,090,000 on sale of investments, and dividend income of $122,000. The Company’s existing net operating loss carryforwards offset much of the gain recognized for federal and state tax purposes from the sale of the MetroPCS shares.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of December 31, 2006. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS, for purposes of reflecting the investment on the Company’s financial statements. This process is based primarily on such information as the Company may request and that MetroPCS may provide to the Company. The Company also tracks MetroPCS information available to the general public. The Company is aware that on January 4, 2007, MetroPCS filed a Form S-1 Registration Statement under the Securities Act of 1933 and a Form 10 under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.  If the Company had, in September 2005, tendered the remaining MetroPCS shares that it currently holds, the Company would have received gross proceeds of approximately $7,200,000 from the tender of such shares (in addition to the proceeds from the shares actually tendered). There can be no assurance that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price.

Note 4 - Long-term debt

As of December 31, 2006, the Company had no long-term debt. On July 21, 2006 the Company paid all of the outstanding amounts owed under its Credit Agreement with Wells Fargo in the amount of $1,552,000, thus terminating both the term loan and a related line of credit.

Note 5 - Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the six months ended December 31, 2005 and December 31, 2006 was 28,000 and 23,000, respectively. The calculation of diluted earnings per share for the six months ended December 31, 2005 and December 31, 2006 excluded stock options to purchase 16,200 and 26,500 shares, respectively because the effect would have been anti-dilutive.

The effect of dilutive options on the weighted average number of shares for the three months ended December 31, 2005 and December 31, 2006 was 31,000 and 23,000, respectively. The calculation of diluted earnings per share for the three months ended December 31, 2005 and December 31, 2006 excluded stock options to purchase 15,000 and 26,500 shares, respectively, because the effect would have been anti-dilutive.

Note 6 - Stock-Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment”, using the modified prospective transition method. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation (which was previously followed by the Company), and SFAS No. 123(R) were materially consistent under our equity plans, and because all of the Company’s stock options were fully vested as of July 1, 2005, the adoption of SFAS No. 123(R) did not have an impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our net income for the six months ended December 31, 2006 includes $96,000 in stock compensation costs; $90,000 of this cost is related to non-qualified stock options and the balance of $6,000 in costs reflects incentive stock options with no tax benefit. The non-qualified stock options generated a tax credit of $36,000 related to our stock-based compensation arrangement. Our net income for the six months ended December 31, 2005 includes $81,000 in stock compensation costs, $48,000 of this cost is to non-qualified stock options and the balance of $33,000 in costs reflects incentive stock options with no tax benefit. The non-qualified stock options generated a tax credit of $19,000 related to our stock-based compensation arrangement.

On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation to encourage officers, directors, consultants and other key employees of the Company and its affiliates to attain high performance and encourage stock ownership in the Company. The maximum number of shares of common stock issuable over the term of the 2002 Stock Option Plan is 150,000 shares. No participant in the 2002 Plan may be granted stock options, direct stock issuances and share right awards for more than 15,000 shares of common stock in total in any calendar year. The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of non-statutory stock options must at least be equal to 85% of the fair market value of the common stock on the date of grant. The contractual life of the options is ten years. Options issued under this plan may be fully vested and exercisable on the date of grant, or may be subject to term-based or performance-based vesting. Prior to adoption of the 2002 Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

A summary of the status of the Company’s stock option plans at December 31, 2006, with changes during the six months ended December 31, 2006, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2006	96,000	$8.40
Granted	27,000	$13.05
Cancelled	1,000	$10.00
Exercised	36,000	$6.16
Balance, December 31, 2006	86,000	$9.32	5.78	$806
Exercisable, December 31, 2006	77,000	$8.86	5.78	$681

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of December 31, 2006:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number of	contractual	exercise	Number of	exercise
Range of exercise prices	shares	life (years)	price	shares	price
$ 5.00-7.00	16,000	4.37	$5.05	16,000	$5.05
$ 7.00-10.00	28,000	4.14	$7.41	28,000	$7.41
$ over 10.00	42,000	5.30	$12.25	33,000	$12.02
Total	86,000	5.78	$9.32	77,000	$8.86

As of December 31, 2006, the weighted average remaining contractual life of stock options exercisable was 5.78 years and their aggregate intrinsic value was $681,000. The total intrinsic value of stock options exercised during the three and six months ended December 31, 2006 was $411,000 and $411,000, respectively. The total intrinsic value of stock options exercised during the three and six months ended December 31, 2005 was $4,900 and $4,900, respectively.

The summary of non-vested options outstanding under the Company’s 2002 Plan during the six months ended December 31, 2006 is presented below:

	Six Months Ended December 31, 2006
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance at beginning of period	-	$-
Granted	27,000	$13.05
Forfeited	-	$-
Vested	(17,000)	$13.05
Unvested balance at end of period	10,000	$13.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for the fiscal 2007 grants: risk-free interest rate of 4.57 percent; expected dividend yield of 0 percent; expected life of two years for the plan options; and expected volatility of 50 percent. Not all outstanding options were fully vested as of December 31, 2006; and thus, there was unrecognized compensation cost related to stock options.

Cash received from stock option exercises during the six months ended December 31, 2006 was $185,000 plus 2,790 shares were repurchased by the Company at $12.90 per share for the exercise of 5,000 stock options with an option price of $36,000 in a cashless exchange. We issue new shares to satisfy stock option exercises.

During the six months ended December 31, 2006, outstanding options held by former directors of the Company, which in the aggregate are exercisable to purchase a total of 22,500 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company. The Company recorded non-cash compensation expense of $28,000 for the quarter ended December 31, 2006, relating to these amendments.

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

On July 1, 2005, Bugatto Investment Company (of which David J. Bugatto, a director of the Company, is the president) entered into a consulting agreement pursuant to which Bugatto Investment Company provided real estate consulting services to the Company for an hourly fee of $225. The agreement replaced a similar agreement entered into on July 1, 2004. Under the agreement, if either of the Company’s Sonoma County properties were sold during the term of the agreement, Bugatto Investment Company would have been entitled to receive a fee equal to 1.5% of the sales prices regardless of whether or not a broker is involved, and Bugatto Investment Company would have been entitled to receive a fee equal to the greater of 1.5% of the gross value of the real estate or $150,000 upon any transaction that would have resulted in the Company becoming a private company.  The agreement was through July 30, 2006, and was replaced by the June 29, 2006 agreement referred to above.

During the six months ended December 31, 2006 and December 31, 2005, the Company incurred $8,000 and $4,000 respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party.  As of December 31, 2006, the Company had a payable to Bugatto Investment Company of $1,900.

Note 8 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the six months ended December 31, 2006 and December 31, 2005 of $1,247,000 and $996,000, respectively. The leases have terms, which range from month-to-month to expiration dates through 2013. As of December 31, 2006, assuming that all current month-to-month leases continue unchanged throughout the periods presented in the table, and that there are no changes to the other leases other than expiration of the leases at the end of their stated terms and no additional space is leased, the following will be the future minimum lease income (in thousands):

Year Ending June 30	Amounts in Thousands
Balance of 2007	$ 792
2008	1,551
2009	617
2010	505
2011	449
Thereafter through 2013	432
Total	$ 4,346

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

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

The financial statements included herein are presented as of, and for the six months ended December 31, 2006 and 2005 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

Recent Developments

The Company is aware that on January 4, 2007, MetroPCS filed a Form S-1 Registration Statement under the Securities Act of 1933 and a Form 10 under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.

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

The Company's rental operations include industrial/agricultural property, some of which was formerly used in its discontinued fruit processing businesses. This commercial property is now being rented to third parties. The Company’s primary business revenue is generated from the leasing of its two properties, located in Sebastopol, California.

The properties are leased to multiple tenants with leases varying in length from month-to-month to ten years. Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease. Lease incentives and construction allowances provided by the Company to certain of its tenants are amortized as an offset to revenue on a straight-line basis over the term of the respective lease. The Company requires that all tenants be covered by a lease. The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels, or that otherwise vary the amount of minimum rent payable over the lease term. The Company has no tenant related reimbursements that are not part of the tenant lease agreements.

RESULTS OF OPERATIONS

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on a total of 82 acres of land and have a combined leaseable area under roof of 440,000 square feet (375,000 under roof and 65,000 outside). The tenants have original lease terms ranging from month-to-month to ten years, with options to extend the longer-term leases. As of December 31, 2006, there were 32 tenants with leases comprising 413,000 square feet of leasable space (348,000 under roof and 65,000 outside) or 94% of the total leasable area. As of the end of December 31, 2005 there were 32 tenants with leases that comprised 371,000 square feet of leasable space (307,000 under roof and 64,000 outside) or 84% of the total leasable area.

Rental Revenue. For the six months ended December 31, 2006 rental revenue increased $251,000 or 25% as compared to the corresponding period in the prior year. This increase was primarily a result of increased revenues from expansion by six existing tenants under term leases of $191,000 and the addition of four new tenants generating revenues of $78,000. This increase in tenant demand was not anticipated and was primarily a result of an increase in tenants’ business volume. The increase was partially offset by vacating tenants and decreases in rented space by certain tenants.

For the three months ended December 31, 2006 rental revenue increased $106,000 or 20% as compared to the three months ended December 31, 2005. The increase in rental revenue is attributable to an increase in leased square footage. This increase is primarily a result of the expansion by existing tenants referred to above.

Tenant Reimbursements. For the six months ended December 31, 2006 tenant reimbursements increased $87,000 or 32% as compared to the six months ended December 31, 2005. Such reimbursements typically fluctuate based upon the increase or decrease in utilities rates and the amount of space occupied by tenants. The increase was primarily a result of increased utility rates and usage by existing and new tenants.

For the three months ended December 31, 2006, tenant reimbursements increased $17,000, or 12%, as compared to the three months ended December 31, 2005. The increase in utilities during the quarter is primarily a result of increased activity by three manufacturing tenants.

Operating Costs. For the six months ended December 31, 2006, total operating costs increased $124,000, or 10%, compared to the six months ended December 31, 2005. Of this increase, operating costs—related party decreased $31,000 and other operating costs increased $155,000. The decrease in related party expenses was primarily the result of reduced legal expenses related to the firm of which a former director of the Company is a partner ($9,000), to the use of another firm for services, reduced accounting fees ($18,000) related to the former CFO and real estate consulting fees ($5,000) from the current director David Bugatto. The increase of $155,000 in operating costs is primarily related to repairs and maintenance for roof recoating at both properties ($81,000), an increase in utility costs ($82,000) which was offset by tenant reimbursements of ($73,000), an increase in fees paid to the Board of Directors ($26,000), an increase in non-cash stock compensation of ($15,000) along with an increase in Delaware Corporation tax of ($13,000) and an increase in amortization of loan fees from the payoff of the Wells Fargo loan ($12,000). The Company continues to closely scrutinize all discretionary spending. Efforts to reduce and/or maintain expenses continue to be an important focus of the Company. Total operating expenses are expected to remain relatively consistent over the remainder of fiscal 2007.

For the three months ended December 31, 2006, total operating costs increased $134,000 or 21%. Of this increase, operating costs—related party decreased $5,000 and operating costs increased $139,000, which was primarily a result of roof recoating ($81,000), increases in non-cash stock compensation ($15,000) and utilities ($20,000).

Interest Income. For the six months ended December 31, 2006, the Company generated $69,000 of interest income on its cash balances as compared to $47,000 in the six months ended December 31, 2005. The sale of a portion of the Company’s MetroPCS stock in November 2005 has increased the invested cash accounts which were reduced in July 2006 by the paying of all the outstanding amounts owed under its term loan with Wells Fargo Bank, National Association (“Wells Fargo”).

For the three months ended December 31, 2006, the Company generated $35,000 of interest income on its cash balances as compared to $31,000 in the three months ended December 31, 2005.

Interest Expense. Interest expense consists solely of interest expense on mortgage debt. Interest expense decreased to $7,000 for the six months ended December 31, 2006, compared to $57,000 for the corresponding period in the prior year, due primarily to paying all of the outstanding amounts owed under its term loan with Wells Fargo in July 2006.

For the three months ended December 31, 2006, the Company had no interest expense as compared to $30,000 in the three months ended December 31, 2005 due to paying all of the outstanding amounts owed under its term loan with Wells Fargo.

Gain on Sale of Investment and Dividends. For the six months ended December 31, 2006, the Company had no investment gains or dividends. For the six months ended December 31, 2005, the Company received $1,812,000 for the tender of 20% of its shares in MetroPCS, resulting in a gain on sale of investments of $1,090,000 and dividend income of $122,000.

Other Income and Expense. For the six months ended December 31, 2006, the Company realized other income of $3,000, compared to the $6,000 realized for the six months ended December 31, 2005, which included $5,000 from the sale of a dust collection system and other equipment.

Income Taxes. The effective tax rate for the six months ended December 31, 2006 increased to a provision of 41% from a provision of 38% for the six months ended December 31, 2005. The increase in the effective tax rate is primarily due to the impact of permanent differences on taxable income.

Liquidity and Capital Resources

The Company had cash of $2,798,000 and $3,851,000 at December 31, 2006, and June 30, 2006, respectively. The decrease in cash and cash equivalents of $1,053,000 since June 30, 2006 was primarily a result of the principal payment on long-term debt of $1,552,000 and capital expenditures of $2,000. This was offset by cash provided by operating activities of $253,000.

In October 2005, the Company entered into a credit agreement with Wells Fargo. The credit agreement replaced the Company’s previous credit agreement with the bank and, in part, refinanced approximately $1,600,000 of indebtedness under the previous agreement. The credit agreement provided for a line of credit, which was available through September 1, 2010. The line of credit provided for advances not to exceed at any time an aggregate principal amount of $500,000. The term note bore interest at the bank’s prime rate plus .25% (or, at the Company’s election, the LIBOR rate, as defined, plus 3.25%), with monthly principal payments of approximately $7,000 beginning November 1, 2005. Unpaid principal and interest was due on the maturity date of October 1, 2010. The note was secured by a first deed of trust on the Company’s property located at 2064 Gravenstein Highway North, Sebastopol, California. On July 21, 2006 the Company paid all of the outstanding amounts owed under its term loan with Wells Fargo in the amount of $1,552,000 thus terminating both the term loan and line of credit.

Cash flows from operating activities are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place.

The Company believes that its existing resources, together with anticipated cash from operating activities, will be sufficient to satisfy its current and projected cash requirements for at least the next six months. The Company holds certain cash and cash equivalents for non-trading purposes that are sensitive to changes in the interest rate market. The Company does not believe that changes in the interest rate market affecting these financial instruments will have a material impact, either favorable or unfavorable, on its financial position or results of operations.

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

Valuation of investment in MetroPCS Communications, Inc.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of December 31, 2006. The Company continues to monitor the financial condition, cash flow, operational performance and other relevant information about MetroPCS, for purposes of reflecting the investment on the Company’s financial statements. This process is based primarily on such information as we may request and that MetroPCS may provide to us. The Company also tracks MetroPCS information available to the general public.  If the Company had, in September 2005, tendered the remaining MetroPCS shares that it currently holds, the Company would have received gross proceeds of approximately $7,200,000 from the tender of such shares (in addition to the proceeds from the shares actually tendered). There can be no assurance, however, that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the tender offer or at any other price. See Note 3 to the financial statements above for further information.

The Company owns less than one percent of the total outstanding shares of MetroPCS’ Series D Preferred Stock and less than one percent of its total outstanding capital stock on an as-converted basis. If as a result of its review of information available to the Company regarding MetroPCS the Company believes its investment should be reduced to a fair value below its cost, the reduction would be charged to “loss on investments” in the statements of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently has no derivative financial instruments that expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in the fair value of its investment in MetroPCS Communications, Inc. As of December 31, 2006, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value. Based on the price per share offered in the October 2005 tender offer, the Company believes that the investment in MetroPCS Communications exceeds its carrying amount.

Item 4. Controls and Procedures

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the Registrant's Annual Meeting of Stockholders held on November 17, 2006 the following proposals were adopted by the margins indicated:

	Number of Shares
	Voted For	Voted Against	Withheld
1. To elect four Directors to hold office until the Annual Meeting of Stockholders to be held in 2007 or until their respective successors have been elected or appointed
Walker R. Stapleton	899,603		123,050
David J. Bugatto	897,803		124,850
Robert W. C. Davies	897,253		125,400
David Janke	897,253		125,400
2. To ratify the appointment of the accounting firm of Grant Thornton LLP as independent auditors for the fiscal year ending June 30, 2007.	964,621	43,518	0
3. For transaction of such other business as may come before the meeting	886,053	135,533	1,047

Item 5. Other Information

None

Item 6.  Exhibits

31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 +
_________________________

*  Filed herewith.

+  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2007

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