Form 10-Q
period 2007-03-31
SONOMAWEST HOLDINGS INC
filed 2007-05-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2007 or

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________.

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

YES:                  NO:     X

As of May 15, 2007, there were 1,187,867 shares of common stock, no par value, outstanding.

SONOMAWEST HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
MARCH 31, 2007 AND JUNE 30, 2006
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

ASSETS	March 31, 2007	June 30, 2006
CURRENT ASSETS:
Cash	$3,248	$3,851
Accounts receivable	160	160
Other receivables	11	16
Prepaid income taxes	56	73
Prepaid expenses and other assets	39	134
Deferred income taxes, net	25	55
Total current assets	3,539	4,289
RENTAL PROPERTY, net	1,262	1,412
INVESTMENT, at cost	2,401	2,401
DEFERRED INCOME TAXES, net	214	190
PREPAID COMMISSIONS AND OTHER ASSETS	184	181
Total assets	$7,600	$8,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$80
Accounts payable	99	248
Accrued payroll and related liabilities	17	77
Accrued expenses	66	176
Unearned rents	208	193
Tenant deposits	367	310
Total current liabilities	757	1,084
LONG-TERM DEBT, net of current maturities	-	1,472
Total liabilities	757	2,556
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, no par value; 1,180 and 1,124 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	3,500	2,912
Retained earnings	3,343	3,005
Total shareholders’ equity	6,865	5,917
Total liabilities and shareholders’ equity	$7,600	$8,473

The accompanying unaudited notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Nine Months		Three Months
	Ended March 31		Ended March 31
	2007	2006	2007	2006
RENTAL REVENUE -NET	$1,876	$1,540	$629	$544
TENANT REIMBURSEMENTS	518	386	157	112
TOTAL REVENUE	2,394	1,926	786	656

OPERATING COSTS	1,919	1,771	576	583
OPERATING COSTS - RELATED PARTY EXPENSES	10	52	2	13
TOTAL OPERATING COSTS	1,929	1,823	578	596
OPERATING INCOME	465	103	208	60

INTEREST EXPENSE	(7)	(87)	0	(30)
INTEREST INCOME	108	89	39	42
DIVIDEND INCOME	0	122	0	0
GAIN ON SALE OF INVESTMENTS	0	1,090	0	0
OTHER INCOME (EXPENSE)	2	7	(1)	1
INCOME BEFORE TAXES	568	1,324	246	73
INCOME TAX PROVISION	230	510	98	29
NET INCOME	$338	$814	$148	$44

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,148	1,123	1,157	1,124
Diluted	1,165	1,155	1,184	1,164

INCOME PER COMMON SHARE:
Basic	$0.29	$0.73	$0.13	$0.04
Diluted	$0.29	$0.70	$0.13	$0.04

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock			Total
	Number		Retained	Shareholders’
	Of Shares		Earnings	Equity
BALANCE, JUNE 30, 2006	1,124	$2,912	$3,005	$5,917
Net income			338	338
Issuance of common stock	56	337		337
Stock compensation expense		106		106
Tax benefit on exercise of options		145		145
BALANCE, MARCH 31, 2007	1,180	$3,500	$3,343	$6,843

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$338	$814
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of investments	-	(1,090)
Dividends received from investments	-	(122)
Stock compensation expense	106	81
Depreciation and amortization expense	160	162
Deferred income tax provision	6	283
Changes in assets and liabilities:
Accounts receivable	-	(46)
Other receivables	5	9
Prepaid income taxes	17	(70)
Prepaid expenses and other assets	95	110
Prepaid commissions and other assets	(3)	(61)
Accounts payable	(149)	(31)
Accrued expenses	(110)	110
Accrued payroll and related liabilities	(60)	(14)
Unearned rents	15	44
Tenant deposits	57	51
Other long-term liabilities	-	(131)
	139	(715)
Net cash provided by operating activities	477	99

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10)	(76)
Proceeds from sale of investments	-	1,691
Dividends received from investments	-	122
Net cash provided by (used in) investing activities	(10)	1,737

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt refinancing	-	1,606
Principal payments on debt	(1,552)	(1,653)
Tax benefit from exercise of stock options	145	-
Exercise of stock options	337	62
Net cash provided by (used in) financing activities	(1,070)	15
NET INCREASE (DECREASE) IN CASH	(603)	1,851

CASH AT BEGINNING OF PERIOD	3,851	1,879
CASH AT END OF PERIOD	$3,248	$3,730

Supplemental Cash Flow Information
	2007	2006
Interest paid	$18	$85
Taxes paid	$63	$1
Cashless exercise of options	$36	$-

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying financial statements and related notes, they should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. The results of operations for the nine-month period ended March 31, 2007 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2007.

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

Note 2 - New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) an Interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109.  The Company will adopt the provisions of this statement beginning in the first quarter of fiscal 2008.   The Company is currently evaluating the effect the adoption of this statement will have on its financial condition and results of operations.

Note 3 - Investment

The Company holds an investment in MetroPCS Communications, Inc. (“MetroPCS”), a telecommunications company that consummated its initial public offering on April 19, 2007. In connection with the transaction, the Company’s shares of Series D Preferred Stock were converted into common shares, representing less than one percent of the total outstanding capital stock of MetroPCS. As part of the initial public offering, the Company agreed to a 180-day lockup on its shares. The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of March 31, 2007. As a result of the initial public offering by MetroPCS, the Company’s investment will prospectively be recorded at fair value, with changes in fair value being reflected in the statement of shareholders’ equity.

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

Note 4 - Long-term Debt

As of March 31, 2007, the Company had no long-term debt. On July 21, 2006 the Company paid all of the outstanding amounts owed under its Credit Agreement with Wells Fargo in the amount of $1,552,000, thus terminating both the term loan and a related line of credit.

Note 5 - Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the nine months ended March 31, 2006 and March 31, 2007 was 32,000 and 17,000, respectively. The calculation of diluted earnings per share for the nine months ended March 31, 2006 and March 31, 2007 excluded stock options to purchase 15,000 and zero shares, respectively because the effect would have been anti-dilutive.

The effect of dilutive options on the weighted average number of shares for the three months ended March 31, 2006 and March 31, 2007 was 40,000 and 27,000, respectively and had no excluded stock options to purchase shares.

Note 6 - Stock-Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment”, using the modified prospective transition method. Because the fair value recognition provisions of SFAS No. 123, “Stock-Based Compensation” (which was previously followed by the Company), and SFAS No. 123(R) were materially consistent under our equity plans, and because all of the Company’s stock options were fully vested as of July 1, 2005, the adoption of SFAS No. 123(R) did not have an impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our net income for the nine months ended March 31, 2007 includes $106,000 in stock compensation costs; $100,000 of this cost is related to non-qualified stock options and the balance of $6,000 in costs reflects incentive stock options with no tax benefit. The non-qualified stock options generated a tax credit of $40,000 related to our stock-based compensation arrangement. Our net income for the nine months ended March 31, 2006 includes $81,000 in stock compensation costs, all of this cost is related to non-qualified stock options. The non-qualified stock options generated a tax credit of $32,000 related to our stock-based compensation arrangement.

On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation to encourage officers, directors, consultants and other key employees of the Company to attain high performance and encourage stock ownership in the Company. The maximum number of shares of common stock issuable over the term of the 2002 Stock Option Plan is 150,000 shares. No participant in the 2002 Plan may be granted stock options, direct stock issuances and share right awards for more than 15,000 shares of common stock in total in any calendar year. The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of stock options must at least be equal to 85% of the fair market value of the common stock on the date of grant. The contractual life of the options is ten years. Options issued under this plan may be fully vested and exercisable on the date of grant, or may be subject to term-based or performance-based vesting. Prior to adoption of the 2002 Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

A summary of the status of the Company’s stock option plans at March 31, 2007, with changes during the nine months ended March 31, 2007, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining contractual Term (years)	Aggregate Intrinsic value (in thousands)
Balance, June 30, 2006	96,000	$8
Granted	27,000	$13
Cancelled	(1,000)	$10
Exercised	(59,000)	$6
Balance	63,000	$10	5.20	$1,032
Exercisable	57,000	$10	5.20	$562

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of March 31, 2007:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
	Number of	contractual	exercise	Number of	exercise
Range of exercise prices	shares	life (years)	price	shares	price
$ 5.00-7.00	6,000	3.10	$5.5	6,000	$5.50
$ 7.00-10.00	18,000	3.90	$7.32	18,000	$7.23
$ over 10.00	39,000	8.59	$12.56	33,000	$12.03
Total	63,000	5.20	$10.24	57,000	$9.89

As of March 31, 2007, the weighted average remaining contractual life of stock options exercisable was 5.20 years and their aggregate intrinsic value was $562,000. The total intrinsic value of stock options exercised during the three and nine months ended March 31, 2007 was $394,000 and $805,000, respectively. The total intrinsic value of stock options exercised during the three and nine months ended March 31, 2006 was $57,000 and $57,000, respectively.

The summary of non-vested options outstanding under the Company’s 2002 Plan during the nine months ended March 31, 2007 is presented below:

	Nine Months Ended
	March 31, 2007
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Unvested balance at beginning of period	-	$-
Granted	27,000	$13.05
Forfeited	-	$-
Vested	(20,000)	$13.05
Unvested balance at end of period	7,000	$13.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for the fiscal 2007 grants: risk-free interest rate of 4.73 percent; expected dividend yield of 0 percent; expected life of two years for the plan options; and expected volatility of 50 percent. Not all outstanding options were fully vested as of March 31, 2007; as such, there was unrecognized compensation cost of $29,000 related to stock options as of March 31, 2007.

Cash received from stock option exercises during the nine months ended March 31, 2007 was $337,000 plus 2,790 shares were repurchased by the Company at $12.90 per share for the exercise of 5,000 stock options with an option price of $36,000 in a cashless exchange. We issue new shares to satisfy stock option exercises.

During the nine months ended March 31, 2007, outstanding options held by former directors of the Company, which in the aggregate are exercisable to purchase a total of 22,500 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company. The Company recorded non-cash compensation expense of $28,000 for the quarter ended December 31, 2006, relating to these amendments.

Note 7 - Related Parties

On June 29, 2006, following approval by the Board of Directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company (the “New Agreement”). The New Agreement became effective July 1, 2006, immediately after expiration of the term of the existing 2005 Agreement described below. Under the New Agreement, Bugatto Investment Company has agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the same hourly rate of $225 per hour as that contained in the 2005 Agreement. The New Agreement modifies the 2005 Agreement to provide that Bugatto Investment Company will not receive any additional payments or compensation upon the occurrence of a sale of either of the Company’s Sonoma County properties.

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

During the nine months ended March 31, 2007 and March 31, 2006, the Company incurred $10,000 and $25,000 respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party.  As of March 31, 2007, the Company had a payable to Bugatto Investment Company of $1,000.

Roger S. Mertz, former Chairman of the Board and a former director of the Company, is a partner of a law firm that served as the Company’s general counsel during a portion of fiscal 2006. During the nine months ended March 31, 2006, the Company incurred $9,000 for legal services provided by that firm. Since the Company did not retain Mr. Mertz’s firm during fiscal year 2007, as of March 31, 2007, the Company had no payable to that firm.

Thomas Eakin, the Company’s former Chief Financial Officer, who in September 2005, delivered a notice of termination of the consulting agreement, effective October 12, 2005. During the nine months ended March 31, 2006, the Company incurred $18,000 for services from Thomas R. Eakin. Since the Company did not retain Mr. Eakin during fiscal year 2007, as of March 31, 2007, the Company did not have a payable to Mr. Eakin.  These expenses are included in Operating Costs - Related Party.

Note 8 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the nine months ended March 31, 2007 and March 31, 2006 of $1,876,000 and $1,540,000, respectively. The leases have terms, which range from month-to-month to expiration dates through 2013. As of March 31, 2007, assuming that all current month-to-month leases continue unchanged throughout the periods presented in the table, and that there are no changes to the other leases other than expiration of the leases at the end of their stated terms and no additional space is leased, the following will be the future minimum lease income (in thousands):

Year Ending June 30	Amounts in Thousands
Balance of 2007	$163
2008	1,747
2009	775
2010	657
2011	600
Thereafter through 2013	508
Total	$4,450

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

SonomaWest Holdings, Inc. (“we” or the "Company") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can generally be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and other cautionary statements set forth therein and in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements included herein are presented as of, and for the nine months ended March 31, 2007 and 2006 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

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

The Company’s real estate properties are leased to multiple tenants with leases varying in length from month-to-month to ten years. Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease. Lease incentives and construction allowances provided by the Company to certain of its tenants are amortized as an offset to revenue on a straight-line basis over the term of the respective lease. The Company requires that all tenants be covered by a lease. The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels, or that otherwise vary the amount of minimum rent payable over the lease term. The Company has no tenant related reimbursements that are not part of the tenant lease agreements.

The Company also owns a minority investment in MetroPCS, a telecommunications company that consummated its initial public offering on April 19, 2007. The Company currently intends to hold its shares in MetroPCS for investment purposes and will continue to evaluate its investment on an ongoing basis taking into consideration MetroPCS’s financial condition, operations and prospects, the market price for the shares of MetroPCS common stock, conditions in the securities markets generally, potential uses of proceeds of any sale of MetroPCS shares, and other factors affecting the Company. Depending on these factors and others deemed relevant by management and the Board, the Company will take such actions with respect to its investment in MetroPCS as it may determine are in the best interests of the Company and its stockholders.

RESULTS OF OPERATIONS

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on a total of 82 acres of land and have a combined leaseable area of 435,000 square feet (370,000 under roof and 65,000 outside). The tenants have original lease terms ranging from month-to-month to ten years, with options to extend the longer-term leases. As of March 31, 2007, there were 34 tenants with leases comprising 431,000 square feet of leasable space (366,000 under roof and 65,000 outside) or 99% of the total leasable area. As of the end of March 31, 2006, there were 32 tenants with leases that comprised 399,000 square feet of leasable space (336,000 under roof and 63,000 outside) or 92% of the total leasable area.

Rental Revenue. For the nine months ended March 31, 2007 rental revenue increased $336,000 or 22% as compared to the corresponding period in the prior year. This increase was primarily a result of increased revenues from expansion by five existing tenants under term leases of $204,000 and the addition of seven new tenants generating revenues of $192,000. This increase in tenant demand was not anticipated and was primarily a result of an increase in tenants’ business volume. The increase was partially offset by vacating tenants and decreases in rented space by certain tenants.

For the three months ended March 31, 2007 rental revenue increased $85,000 or 16% as compared to the three months ended March 31, 2006. The increase in rental revenue is attributable to an increase in leased square footage, primarily a result of the expansion by existing tenants referred to above.

Tenant Reimbursements. For the nine months ended March 31, 2007, tenant reimbursements increased $132,000, or 34% as compared to the nine months ended March 31, 2006. Such reimbursements typically fluctuate based upon the increase or decrease in utilities rates and the amount of space occupied by tenants. The increase was primarily a result of increased utility rates and usage by existing and new tenants.

For the three months ended March 31, 2007, tenant reimbursements increased $45,000, or 40%, as compared to the three months ended March 31, 2006. The increase in utilities during the quarter is primarily a result of increased activity by three manufacturing tenants.

Operating Costs. For the nine months ended March 31, 2007, total operating costs increased $106,000, or 6%, compared to the nine months ended March 31, 2006. Of this increase, operating costs—related party decreased $42,000 and other operating costs increased $148,000. The decrease in related party expenses was primarily the result of reduced legal expenses related to the firm of which a former director of the Company is a partner ($9,000), to the use of another firm for services, reduced accounting fees ($18,000) related to the former CFO, and real estate consulting fees ($15,000) from the current director David Bugatto. The increase of $148,000 in other operating costs is primarily related to repairs and maintenance for roof recoating at both properties ($98,000), an increase in utility costs ($120,000), an increase in non-cash stock compensation ($25,000), an increase in amortization of loan fees from the payoff of the Wells Fargo loan ($10,000) and other ($9,000). These were offset by reduced legal expenses ($46,000) and decreases of $68,000 in several other items. The Company continues to closely scrutinize all discretionary spending as efforts to reduce and/or maintain expenses continue to be an important management focus. Total operating expenses are expected to remain relatively consistent over the remainder of fiscal 2007.

For the three months ended March 31, 2007, total operating costs decreased $18,000 or 3%. Of this decrease, operating costs—related party decreased $11,000 and operating costs decreased $7,000, primarily a result of decreased Board of Directors fees ($50,000) related to the absence of Special Committee fees in fiscal 2007, property development ($10,000), reduced accounting fees ($15,000) and other ($7,000). These were offset by an increase in repairs and maintenance ($35,000) and utilities ($40,000).

Interest Income. For the nine months ended March 31, 2007, the Company generated $108,000 of interest income on its cash balances as compared to $89,000 in the nine months ended March 31, 2006. The sale of a portion of the Company’s MetroPCS stock in November 2005 increased the invested cash accounts, along with increased interest rates that generated more interest income for the Company.

For the three months ended March 31, 2007, the Company generated $39,000 of interest income on its cash balances as compared to $42,000 in the three months ended March 31, 2006.

Interest Expense. Interest expense consists solely of interest expense on mortgage debt. Interest expense decreased to $7,000 for the nine months ended March 31, 2007, compared to $87,000 for the corresponding period in the prior year, due primarily to the payoff of the Wells Fargo term loan.

For the three months ended March 31, 2007, the Company had no interest expense as compared to $30,000 in the three months ended March 31, 2006 due to payoff of the Wells Fargo term loan.

Gain on Sale of Investment and Dividends. For the nine months ended March 31, 2007, the Company had no capital gains or dividends. For the nine months ended March 31, 2006, the Company received $1,812,000 for the tender of 20% of its shares in MetroPCS, resulting in a gain on sale of investments of $1,090,000 and dividend income of $122,000.

Other Income and Expense. For the nine months ended March 31, 2007, the Company realized other income of $2,000, compared to $7,000 for the nine months ended March 31, 2006, which included $5,000 from the sale of a dust collection system and other equipment.

Income Taxes. The effective tax rate for the nine months ended March 31, 2007 increased to 40.5% from 38.5% for the nine months ended March 31, 2006. The increase in the effective tax rate is primarily due to the impact of permanent differences on taxable income.

Liquidity and Capital Resources

The Company had cash of $3,248,000 and $3,851,000 at March 31, 2007, and June 30, 2006, respectively. The decrease in cash and cash equivalents of $603,000 since June 30, 2006 was primarily a result of the principal payment on long-term debt of $1,552,000 in connection with the payoff of the Wells Fargo term loan and capital expenditures of $10,000. This was offset by cash provided by operating activities of $477,000 and the exercise of stock options of $337,000.

In October 2005, the Company entered into a credit agreement with Wells Fargo. The credit agreement replaced the Company’s previous credit agreement with the bank and, in part, refinanced approximately $1,600,000 of indebtedness under the previous agreement. The credit agreement provided for a line of credit, which was available through September 1, 2010. The line of credit provided for advances not to exceed at any time an aggregate principal amount of $500,000. The term note bore interest at the bank’s prime rate plus .25% (or, at the Company’s election, the LIBOR rate, as defined, plus 3.25%), with monthly principal payments of approximately $7,000 beginning November 1, 2005. Unpaid principal and interest was due on the maturity date of October 1, 2010. The note was secured by a first deed of trust on the Company’s property located at 2064 Gravenstein Highway North, Sebastopol, California. On July 21, 2006, the Company paid all of the outstanding amounts owed under its term loan with Wells Fargo in the amount of $1,552,000 thus terminating both the term loan and line of credit.

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

Valuation of investment in MetroPCS Communications, Inc.

The Company accounts for its investment in MetroPCS under the cost method, which amounted to $2,401,000 as of March 31, 2007. There can be no assurance, however, that the Company will be able to achieve liquidity for its remaining MetroPCS shares in the future at the price offered in the initial public offering or at any other price. See Note 3 to the financial statements above for further information.

MetroPCS Communications consummated its initial public offering on April 19, 2007. In connection with the transaction, the company’s shares of Series D Preferred Stock were converted into common shares, representing less than one percent of the total outstanding shares of MetroPCS. As a result of the initial public offering by MetroPCS, the Company’s investment will prospectively be recorded at fair value, with changes in fair value being reflected in the statement of shareholders’ equity.

Please refer to Item 2 of our Annual Report on Form 10-K for the year ended June 30, 2006 for information pertaining to our critical accounting policies for the valuation allowance on deferred taxes. There have been no changes to our critical accounting polices since June 30, 2006, the date of our audited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently has no derivative financial instruments that expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in the fair value of its investment in MetroPCS Communications, Inc. As of March 31, 2007, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value. Based on the price per share offered in the October 2005 tender offer, the Company believes that the investment in MetroPCS Communications exceeds its carrying amount.

Item 4. Controls and Procedures

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chief Executive and Chief Financial Officer, does not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

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

Date: May 15, 2007

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