Form 10-K
period 2007-06-30
SONOMAWEST HOLDINGS INC
filed 2007-10-15
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended June 30, 2007

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______ to _______.

Commission file number 0-1912

SONOMAWEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation of organization)	94-1069729 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES  ___NO     X

Aggregate market value of common stock held by non-affiliates based on the closing price of the registrant’s common stock as reported in the “pink sheets” published by The Pink Sheets LLC on December 31, 2006: $8,540,232.  For the purposes of the foregoing calculations, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

As of  October 15, 2007, there were 1,187,867 shares of common stock, par value $0.0001 per share, outstanding which is the only class of shares publicly traded.

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended June 30, 2007.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

SonomaWest Holdings, Inc. (the “Company” or “Registrant”) is including the following cautionary statement in this Annual Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company.  The statements contained in this Report that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as “estimated,” “projects,” “anticipated,” “assumes,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions.  Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward looking statements.  All written and oral forward-looking statements made in connection with this report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the disclosures contained under the “Risk Factors” heading in this report and other cautionary statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein. There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward looking statements.

PART I

Items 1 and 2.  Business and Properties

SonomaWest Holdings, Inc., formerly Vacu-dry Company (“SonomaWest” or the “Company”), was incorporated in 1946 and currently operates as a real estate management and rental company.  The Company also holds a minority investment in MetroPCS Communications, Inc., a publicly-traded telecommunications company which consummated its initial public offering on April 19, 2007.  The Company’s rental operations include two industrial/agricultural properties.  This commercial property is now being rented to third parties.  The Company’s primary operating revenue is generated from the leasing of its two properties, located in Sebastopol, California.

The properties are leased to multiple tenants with leases ranging in length from month-to-month to ten years.  Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance measures.

Properties

The Company owns two properties together comprising 82 acres in West Sonoma County, approximately 56 miles north of San Francisco.  The properties are four miles apart, north and south of the town of Sebastopol located in the “Russian River Valley” wine appellation district.

SonomaWest Industrial Park South. This property (the “South property”) consists of 15.2 acres of land immediately south of Sebastopol at 1365 Gravenstein Highway South.  Improvements on the property consist of five connected buildings on a parcel approximately five acres in size with an aggregate of 85,882 square feet of leasable space under roof. The available space is suited for commercial rental.  All buildings have fire sprinkler protection.  Other features include ample parking, security and a location close to major north-south and east-west traffic arteries. The property is zoned for “limited industrial” use, meaning that permitted uses include agricultural/food processing, light industry, related office to support industrial tenant activities, warehousing or storage.  Adjacent to the occupied five-acre site are two additional undeveloped Company owned parcels approximately two acres and eight acres in size.  These parcels are zoned “limited industrial” and “low density residential,” respectively.

As of June 30, 2007, 100% of the leasable space under roof at the South property had been leased to nine tenants on a month-to-month or longer-term basis. An additional 3,783 square feet of outside space has also been leased.  Lease terms range from month-to-month to ten years with options to extend the lease term.

The following table sets forth information as of June 30, 2007 concerning future lease expirations and other data related to the South property.

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases	Annual Rent Represented by Remaining Long-term Leases
2008	4	84,866	$450,970
2009	0	62,423	$425,303
2010	1	62,423	$409,354
2011	0	53,821	$377,457
2012	1	53,821	$94,364

The table above does not include month to month leases. For the year ended June 30, 2007, 3% of the Company’s South Property rental revenue was generated from month to month leases. As of June 30, 2007, 5% or 4,700 square foot of the South properties total square footage was covered by month to month leases.

As of June 30, 2007, the federal tax basis of the property was $272,561, the accumulated book depreciation was $1,065,699 and the book net carrying value was $215,737.  Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes.  The real estate taxes for this property for the year ended June 30, 2007 were $15,998.  The Company has no debt associated with this property.

SonomaWest Industrial Park North.  This property (the “North property”) consists of 66.4 acres of land approximately two miles north of Sebastopol at 2064 Gravenstein Highway North.  Improvements on the property consist of 12 buildings located on approximately 27 acres with an aggregate of 289,334 square feet of leasable space under roof. In addition, there is 56,780 square feet of outside area that is currently leased. The balance of the property is dedicated to wastewater treatment and a large pond for fire protection. The principal administrative offices of the Company occupy a small portion of this property.  The Company believes its office space is adequate for its current needs.

On March 28, 2006, Sonoma County approved modifications to the existing land use entitlements on the Company’s North property, subject to the satisfaction of certain conditions.  These land use entitlement changes, among other things, approved a rezoning of the property from “Diverse Agricultural” to “MP-Industrial Park” use and the approval of a master use permit.  The rezoning permits industrial activities consistent with the agricultural/food processing and related warehousing that occurs on the property.  These land use approvals permit the Company to lease the property to a broader range of tenants and allow for a broader range of uses on the property.  The approvals also permit new buildings to be constructed to replace older buildings without having to reapply for additional zoning approvals or waivers.  In order for the Company to maintain the benefits of the land use approvals obtained, the Company is required to take a number of actions and satisfy a number of Sonoma County conditions of approval involving the property.  The Company has begun making the expenditures and taking the actions required to satisfy these conditions, and several of the conditions have already been satisfied.  The Company believes that these approvals are a positive development for the Company and its stockholders and potentially increase the value of the north property. The Company estimates the total cost for these improvements to be $180,000 during the next two years, with an additional estimated $7,000 required to complete the conditions of the approval process. The Company continues to be in compliance with the terms and conditions of our master use permit.

As of June 30, 2007, 98% of the leasable space under roof had been leased to twenty-four tenants on a month-to-month or longer-term basis.  An additional 56,780 square feet of outside space has also been leased.  Leases range from month-to-month to ten years.

The following table sets forth information as of June 30, 2007 concerning future lease expirations and other data related to the North property.

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases	Annual Rent Represented by Remaining Long-term Leases
2008	6	261,672	$1,841,713
2009	4	141,305	$1,036,072
2010	1	96,334	$924,881
2011	1	91,394	$899,519
2012	5	87,775	$577,432
Thereafter	3	64,487	$285,462

The table above does not include month to month leases. For the year ended June 30, 2007, 4% of the Company’s North Property rental revenue was generated from month to month leases. As of June 30, 2007, 4% or 14,400 square feet of the North properties total square footage was covered by month to month leases.

As of June 30, 2007, the federal tax basis of the property was $1,526,765, the accumulated book depreciation was $4,779,189 and the book net carrying value was $923,781.  Depreciation expense is calculated on a straight-line basis for book purposes and various methods for tax purposes.  The real estate taxes for this property for the year ended June 30, 2007 were $58,749.  The Company has no debt associated with this property.

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

Other Assets

Investment in MetroPCS Communications, Inc.

Background.  The Company holds an investment in MetroPCS Communications, Inc. (“MetroPCS”), a wireless telecommunications company that consummated its initial public offering on April 19, 2007.  In connection with the transaction, the Company’s shares of Series D Preferred Stock were converted into common shares, representing 993,297 shares of MetroPCS   As part of the initial public offering, the Company agreed to a 180-day lockup on its shares, which expires on October 19, 2007. The Company accounts for its investment in MetroPCS under the fair value method, as reflected in the Company’s balance sheet, which amounted to $32,819,000 as of June 30, 2007. Prior to April 19, 2007, there was no readily determinable fair value for the Company’s investment in MetroPCS, therefore the investment was reported at cost for years ended and quarters ended prior to June 30, 2007. The original cost of the investment in MetroPCS was $2,401,000. The Company currently classifies the investment in MetroPCS as available-for-sale. Net unrealized holding gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income net of taxes. For the year ended June 30, 2007, $18,301,000 ($30,418,000 less the deferred tax liability of $12,117,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity.

On September 26, 2005, the Company tendered approximately 20% of the shares of MetroPCS Series D Preferred Stock that it held in response to a tender offer by certain third-parties to purchase shares of MetroPCS Series D Preferred Stock and common stock. The price per share offered in the tender offer was approximately three times the original investment amount per share paid by the Company for its MetroPCS shares, including the cumulative unpaid dividends as of December 31, 2005. All shares tendered by the Company were accepted. The gross proceeds to the Company from the tender offer of $1,800,000 were received on November 1, 2005, resulting in a net gain of $1,090,000 on sale of investments and dividend income of $122,000. The Company’s existing net operating loss carryforwards offset much of the gain recognized for federal and state tax purposes from the sale of the MetroPCS shares.

Other Information

For the year ended June 30, 2007, the Company operated in one reportable segment, real estate management and rental operations.  The Company’s business is not seasonal and does not require significant working capital.  The Company does not engage in or make any expenditure with respect to research and development activities.  Revenue from tenants resulting from the Company’s leasing activities is generally payable either on the 1st or 15th day of each month.  For the year ended June 30, 2007, Benziger Family Winery, Vinovation and Greg & Greg Inc. Winery accounted for 12%, 12% and 11% of the Company’s revenue, respectively.

Competition

The Company competes with numerous commercial property landlords who offer warehouse, manufacturing and food processing properties in the greater Petaluma/Santa Rosa area, located in central to southern Sonoma County of Northern California.  Obtaining new tenants for our properties generally requires a tenant to relocate from an existing rental property of a competitor.  The Company believes that its North property enjoys a competitive advantage over other similarly situated properties with respect to certain kinds of potential tenants because of the wastewater treatment facility located on the property, which is well suited for tenants involved in the food processing industry and more particularly the wine processing industry.  The Company believes that its rental rates for both of its North and South properties are competitively priced relative to comparable property on the market.  Some of the Company’s competitors enjoy the advantage that their properties are newer than the Company’s properties.  The Company generally competes on the basis of location, price, service and tenant improvements, including the North property’s wastewater treatment facility.

Environmental Matters

The Company believes it has complied in all material respects with all material governmental regulations regarding protection of the environment.  In connection with the renewal of its wastewater permit (issued by the State of California), the Company was required to modify its wastewater system to separate domestic waste from its processed wastewater.  As a result, the Company has made changes to comply with these regulations and has incurred related capital expenditures of $173,000 for the total project, which was completed in September 2005.  On September 18, 2007, the Company received closure for the site investigation and remedial action of a the former underground storage tank, with additional costs of approximately $500. All expenses related to these contaminates are reimbursable by the State of California’s Underground Storage Tank Cleanup Fund.  In addition to these capital expenditures, the Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances, if any, that might be located on or in its properties in the future.  These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances.  The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner’s ability to sell or rent the property or to borrow money using the property as collateral.  Other federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

Insurance

The Company maintains workers compensation, commercial general liability, property, extended coverage and rental loss insurance.  While management feels the limits and coverage are adequate relative to the related risks, there is no assurance that this insurance will be adequate to protect the Company from all unforeseen occurrences.  The Company’s property insurance policy has a $25,000 deductible.

Employees

The Company currently employs two part-time and four full-time employees in a management or staff capacity, none of whom is covered under a collective bargaining agreement.

Item 1A:  Risk Factors

In evaluating the Company and its business, the following risk factors should be given careful consideration, in addition to the information mentioned elsewhere in this Form 10-K.

Factors Related to Real Estate Industry Segment.

Our properties success depends upon the Northern California and particularly the Sonoma County economy.

All of our rental revenues come from two properties located in Northern California, more particularly Sonoma County.  Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties.  These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics and property damage resulting from seismic activity.  The geographical concentration of our properties may expose us to greater economic risks than if we owned properties in several geographic regions.  Any adverse economic or real estate developments in the Sonoma County region could adversely impact our financial condition, results from operations, cash flows, quoted per share trading price of our common stock and ability to satisfy any debt service obligations. We believe the economic environment in Sonoma County has continued to improve over last year. As part of this improvement, we anticipate the commercial, industrial and office markets in Sonoma County will also experience positive effects from this recovery.  There is no assurance, however, that the market will significantly improve, or not suffer a decline, in the near future.

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

For the year ended June 30, 2007, we derived 100% of our operating revenue from rental income and tenant reimbursements.  A tenant may experience a downturn in its business which may weaken its financial condition and result in its failure to make timely rental payments.  In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.  The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties.  If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy.  In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease.  Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease.  Even so, our claim for unpaid rent would likely not be paid in full.  Any losses resulting from the bankruptcy of any of our tenants could adversely impact our financial condition, results from operations, cash flow and the quoted per share trading price of our common stock.  Although we have not experienced material losses from tenant bankruptcies, tenants could file for bankruptcy protection in the future.

We may be unable to renew leases or re-let space as leases expire.

As of June 30, 2007, not taking into account month-to-month leases (which comprise 4% of our total leased space), leases representing approximately 35% and 11% of the square footage of our properties will expire in 2008 and 2009, respectively.  If leases expire with then-above market rental rates we may be forced to renew or re-lease such expiring leases at rates below the existing rental rates.  We cannot give any assurance that leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current rental rates.  If the rental rates for our properties decrease, existing tenants do not renew their leases, or we do not re-lease a significant portion of our available space, our financial position, results of operations, cash flow and quoted per share trading price of our common stock would be adversely affected.

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

We rely on four major tenants for a significant portion of our rental revenues.

Benziger Family Winery accounted for 12%, 14% and 16% of the Company’s rental revenues for the years ended June 30, 2007, 2006 and 2005, respectively.  In addition, Benziger Family Winery accounted for 0% and 23% of the accounts receivable balance as of June 30, 2007 and 2006, respectively.  The loss of the Benziger Family Winery when their lease expires April 30, 2008, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2007 and 2006, all rental amounts owing by Benziger Family Winery were payable within the normal billing cycle and were not past due.  As of September 1, 2007, Sonoma Wine Company replaced Benziger as a tenant, and entered into a new five-year lease covering 54,244 square feet.

Vinovation, Inc. accounted for 12%, 10% and less than 10% of the Company’s rental revenues for the years ended June 30, 2007, 2006 and 2005, respectively.  In addition, Vinovation, Inc., accounted for 39% and 22% of the accounts receivable balance as of June 30, 2007 and 2006, respectively.  The loss of the Vinovation, Inc. when their lease expires September 30, 2011, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2007 and 2006, all rental amounts owing by Vinovation, Inc. were payable within the normal billing cycle and were not past due.

Manzana Products Company, Inc. accounted for 8%, 10% and 11% of the Company’s rental revenues for the years ended June 30, 2007, 2006 and 2005, respectively.  There were no accounts receivable from Manzana Products Company, Inc. as of June 30, 2007 and 2006.  The loss of Manzana Products Company, Inc. when their lease expires on April 15, 2008, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2007 and 2006, all rental amounts owing by Manzana Products Company, Inc. were payable within the normal billing cycle and were not past due.

Greg & Greg, Inc. Winery accounted for 11%, 9% and 8% of the Company’s rental revenues for the years ended June 30, 2007, 2006 and 2005 respectively.  In addition, Greg & Greg, Inc. Winery, accounted for 7% and 13% of the accounts receivable balance as of June 30, 2007 and 2006, respectively.  The loss of Greg & Greg, Inc. Winery when their lease expires on August 15, 2008, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2007 and 2006, all rental amounts owing by Greg & Greg, Inc. Winery were payable within the normal billing cycle and were not past due.

During the years ended June 30, 2007, 2006 and 2005, 59%, 56% and 48%, respectively, of the Companies revenues were associated with the wine industry.

Compliance with new regulations governing public company corporate governance and reporting will result in additional costs.

We are a small company with a small number of employees.  As a publicly traded company we are subject to significant regulations, including the Sarbanes-Oxley Act of 2002.  While we maintain a corporate compliance program, we cannot assure you that we are now or will be in compliance with all such applicable laws and regulations.  If we fail to comply with any of these regulations, we could be subject to significant penalties, including fines or other sanctions or litigation which could cause the value of our common stock to decline.

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs.  We, like other public companies, are preparing for new accounting practices and procedures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002.  In particular, we will be preparing to provide, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2008, disclosures on our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act.  Beginning with the fiscal year ending June 30, 2009, the Company’s auditors will provide an annual report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act.  Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs.  Also, there can be no assurance that we will be able to fully comply with these new laws and regulations.  Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

Factors Related to Investments

Our investment in MetroPCS Communications, Inc.

The Company holds a material investment in MetroPCS Communications, Inc., a wireless telecommunications company that consummated its initial public offering on April 19, 2007.  The wireless industry is unsettled, highly competitive and is marked by rapidly developing and expanding technologies, which present a variety of significant risks.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Critical Accounting Policies”, Note 1 Marketable Securities and Note 3 Investments in Marketable Securities appearing elsewhere herein for information concerning our investment in MetroPCS. The value of the Company’s interest in MetroPCS, currently accounted for as available-for-sale securities, may be affected by economic and market conditions that are beyond our control. In addition, our ability to liquidate these interests without adversely affecting their value may be limited.  Even though management believes that our investment in MetroPCS Communications will ultimately provide a positive return to the Company, there can be no assurance that we will be able to achieve liquidity in the shares at attractive prices, and the loss of value in our investment in MetroPCS Communications could have a material adverse effect on our business, financial condition and results of operations.

Our investment in MetroPCS is our only securities investment.  The Company’s stockholders do not have the benefits that would result from a diversified portfolio of investments.

We may be deemed to be an inadvertent investment company under the Investment Company Act of 1940, and to remedy that determination, we may have to sell some of our shares in MetroPCS at prices lower than we might otherwise obtain.

Under the Investment Company Act of 1940 (the “Act”), as amended, we may be deemed to be an inadvertent investment company if it is determined that the value of the Company’s investment securities, which recently increased significantly due to the MetroPCS initial public offering, account for more than 40% of the total value of the Company’s assets, and no other exemption is available.  If we were to be deemed an inadvertent investment company, we believe that we would be eligible for temporary relief from the application of the Act if we have a bona fide intent to be engaged primarily, as soon as reasonably possible (in any event within one year), in a business other than that of investing, reinvesting, owning, holding or trading in securities.  Our management and Board of Directors are formulating plans for achieving this goal, which may include the acquisition of additional real estate, purchasing additional businesses, or the sale or distribution to our shareholders of a portion of our MetroPCS shares.  However, we are subject to a lock-up period on our ability to sell or distribute MetroPCS shares that will expire on October 19, 2007.  To the extent that our plan requires us to sell a number of MetroPCS shares, we may have to dispose of the shares quickly, which may adversely affect the price we receive.  We may also find that during the one-year period we are not able to identify and acquire a suitable operating business or additional real estate on terms acceptable to us.

If we are unable to accomplish our plan during the one-year period, we could be an investment company as defined in the Act.  Investment companies are subject to substantial regulation concerning management, operations, transactions with affiliated persons, portfolio composition, including restrictions with respect to diversification and industry concentration and other restrictions, and, unless we complied with the Act, we would be prohibited from engaging in transactions involving interstate commerce.  To comply, we would be required to significantly modify our operating structure and file reports with the SEC regarding various aspects of our business.  The cost of such compliance would result in the Company incurring substantial additional annual expenses.  In addition, compliance with the Act may not be consistent with the Company’s current business strategies.

Factors Relating to Our Stock

Our stock price is volatile and our stock is thinly traded, sometimes resulting in a lack of liquidity.

Our stock price has from time to time experienced significant price and volume fluctuations.  For example, during fiscal 2007, the high and low sales price for the common stock was $29.45 and $10.45, respectively.  Since becoming a public company, our stock price has fluctuated in conjunction with the stock markets generally and sometimes on matters more specific to the Company, most recently, the public offering of MetroPCS.  Our stock price may be expected to continue to experience significant price and volume fluctuations in response to factors specific to the Company, such as our investment in MetroPCS, or in response to general market conditions.

During part of fiscal 2006, our common stock was listed on the Nasdaq SmallCap Market.  The common stock stopped trading on the Nasdaq SmallCap Market in August 2005, and is currently trading in the over-the-counter “pink sheets,” which is generally a less liquid market.  Continued trading on the pink sheets could reduce the liquidity of our common stock, cause certain investors not to trade in our common stock and result in a lower stock price.

The daily trading volume in our common stock is typically very low.  As a result, sales of a significant number of shares into the public markets may negatively affect our stock price, and there can be no assurance that an investor will be able to purchase or sell shares of our common stock at the times they desire or at all.

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended June 30, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock was traded on the Nasdaq SmallCap Market (symbol:  SWHI) until August 10, 2005, when the common stock was delisted from the Nasdaq SmallCap Market and began trading on the over-the-counter “pink sheets” under the symbol “SWHI.PK.”

The quarterly high and low sales prices for the last two fiscal years were as follows:

Quarter Ending	Low	High
9/30/2005	$5.00	$10.00
12/31/2005	$10.25	$12.00
3/31/2006	$10.05	$15.00
6/30/2006	$13.00	$17.00
9/30/2006	$11.50	$13.02
12/31/2006	$10.45	$14.00
3/31/2007	$12.50	$22.00
6/30/2007	$20.00	$29.45

The above quotations were obtained from the Yahoo Finance Online website.

On October 4, 2007, there were approximately 404 registered holders of our common stock.  On that date, the average of the high and low sales price per share of the Company’s stock was $21.25.

Dividends

The Company has not paid dividends on its common stock within the last eighteen (18) years.  Even if its future operations or investments result in increased profitability, as to which there can be no assurance, there is no present anticipation that dividends will be paid.  The Company expects that any future earnings will be applied toward the further development of the Company’s business, although the Company may consider distribution of future earnings or gains from sale of assets in whole or in part to the shareholders at some point in the future.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its registered securities during the last quarter of the fiscal year ended June 30, 2007.

Equity Compensation Plan Information

The Company’s equity plan information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2007.

Item 6.  Selected Financial Data

The following is a table of selected financial data of the Company for the last five years:

YEAR ENDED JUNE 30 (in thousands, except per share amounts)

	2007	2006	2005	2004	2003
Total revenues (1)	$3,246	$2,667	$2,289	$2,050	$1,841
Income (loss) from continuing operations	449	846	4	62	(202)
Income from discontinued operations	-	-	-	-	127
Net income (loss)	449	846	4	62	(75)
Income (loss) per share from continuing operations
Basic	0.39	0.75	-	0.06	(0.18)
Diluted	0.37	0.73	-	0.05	(0.18)
Income per share from discontinued operations
Basic	-	-	-	-	0.11
Diluted	-	-	-	-	0.11
Net income (loss) per share
Basic	0.39	0.75	-	0.06	(0.07)
Diluted	0.37	0.73	-	0.05	(0.07)
Total Assets	38,304	8,473	7,272	7,006	7,126
Long Term Debt	-	1,552	1,546	1,620	-

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

The Company’s business consists of its real estate management and rental operations.  The Company also owns 993,297 shares of stock of a publicly traded wireless telecommunications company, MetroPCS Communications, Inc.

The management of the Company is pleased with the favorable leasing activity that has taken place at the Company’s properties during the past year.  The Company paid off the Company’s existing loan with Wells Fargo in July 2006, and plans to review alternate options for debt financing in the future based on the strength of the Company’s existing and future leases.  Management intends to actively pursue growing the Company through acquisitions of additional real estate properties, either individually or through acquisition of a portfolio of properties.

The Company’s rental operations include industrial/agricultural property, some of which was formerly used in its discontinued fruit processing businesses.  This commercial property is now being rented to third parties.  The Company’s primary business revenue is generated from the leasing of its two properties, located in Sebastopol, California.

The properties are leased to multiple tenants with leases varying in length from month-to-month to ten years.  Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance measures.  The Company has no tenant related reimbursements that are not part of tenant lease agreements.

In 2000 and 2001, the Company liquidated its fruit processing operations, but continued to hold its real estate and other assets.  Thereafter, an opportunity was made available to the Company to invest in MetroPCS Communications, Inc., which has operations, in part, in Northern California.  The Company believed and continues to believe that acquiring the MetroPCS stock was a good investment by providing a diversification of its assets.

In connection with MetroPCS Communications, Inc’s. initial public offering on April 19, 2007 the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of common stock.  MetroPCS began trading its stock on the open market April 19, 2007, at which point the Company was able to determine the fair value of its investment in MetroPCS. Prior to this date the fair value of the MetroPCS investment could not be readily determined and thus had been accounted for at cost. The Company now classifies the investment as “available-for-sale,” and accounts for its investment at fair value.  Per FAS 115 the increase in value from cost to fair value was reflected as an increase in shareholders’ equity net of the tax effect, and was not reflected on the Statement of Income. The fair value of the MetroPCS investment of $32,819,000 was included on the balance sheet as of June 30, 2007.  The net unrealized gain of $18,301,000 ($30,418,000 less the deferred tax liability of $12,117,000), which resulted from increasing the value from cost to fair value for the year ended June 30, 2007, was included on the Statement of Changes in Shareholders’ Equity.

The Company currently intends to hold its shares in MetroPCS for investment purposes and will continue to evaluate its investment on an ongoing basis taking into consideration MetroPCS’s financial condition, operations and prospects, the market price for the shares of MetroPCS common stock, conditions in the securities markets generally, potential uses of proceeds of any sale of MetroPCS shares, and other factors affecting the Company, including avoiding being deemed to be an investment company, as discussed above. Depending on these factors and others deemed relevant by management and the Board, the Company will take such actions with respect to its investment in MetroPCS as it may determine are in the best interests of the Company and its stockholders. Some of these actions may include the acquisition of additional real estate, purchasing additional businesses, or the sale or distribution to our shareholders of a portion of our MetroPCS shares.

Under the Investment Company Act of 1940 (the “Act”), as amended, we may be deemed to be an inadvertent investment company if it is determined that the value of the Company’s investment securities, which recently increased significantly due to the MetroPCS initial public offering, account for more than 40% of the total value of the Company’s assets, and no other exemption is available.  If we were to be deemed an inadvertent investment company, we believe that we would be eligible for temporary relief from the application of the Act if we have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event within one year), in a business other than that of investing, reinvesting, owning, holding or trading in securities.  Our management and Board of Directors are formulating plans for achieving this goal, which may include the acquisition of additional real estate, purchasing additional businesses, or the sale or distribution to our shareholders of a portion of our MetroPCS shares.  However, we are subject to a lock-up period on our ability to sell or distribute MetroPCS shares that will expire on October 19, 2007.  To the extent that our plan requires us to sell a number of MetroPCS shares, we may have to dispose of the shares quickly, which may adversely affect the price we receive.  We may also find that during the one-year period we are not able to identify and acquire a suitable operating business or additional real estate on terms acceptable to us.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the financial statements).  The Company believes that of its significant accounting policies (see Note 1 to the financial statements), the most critical accounting policies were determined to be related to:

Valuation of Investments Securities – In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of MetroPCS Common Stock.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares. The Company currently classifies the investment as available-for-sale and it is carried at fair value. Net unrealized gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income in the Statement of Changes in Shareholders' Equity. The fair value of the investment in MetroPCS reflected in the Balance Sheet was $32,819,000 as of June 30, 2007. The fair value was derived from the publicly traded stock price as of June 30, 2007. The deferred tax liability associated with the unrealized gain on the increase to fair value of $30,418,000 was reflected in the balance sheet as of June, 30, 2007.  For the year ended June 30, 2007, $18,301,000 ($30,418,000 less the deferred tax liability of $12,117,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity. Prior to April 19, 2007, there was no readily determinable fair value for the Company’s investment in MetroPCS; therefore the investment was reported at cost for years ended and quarters ended prior to June 30, 2007. The investment in MetroPCS was recorded at $2,401,000, using the cost method, at June 30, 2006.

Stock-Based Compensation – In accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes – The Company records income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.  SFAS No. 109 requires the Company to compute deferred taxes based upon the amount of taxes payable in future years after considering changes in tax rates and other statutory provisions that will be in effect in those years. Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards.  A valuation allowance is provided for deferred tax assets, if their realization is uncertain.

Revenue Recognition – Revenue is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels.  Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (“FIN48”) an Interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109.  The Company will adopt the provisions of this statement beginning in the first quarter of fiscal 2008.   The Company is currently evaluating the effect the adoption of this statement will have on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 clarifies the definition of fair value, provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded disclosures about fair value measurements.  The Company does not expect the adoption of SFAS  No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted in certain circumstances provided that the entity also elects to adopt the provisions of SFAS No. 157, Fair Value Measurements.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Fiscal 2007 Compared To Fiscal 2006

Rental Revenue. The Company leases warehouse, production, and office space, as well as outside storage space at both of its properties.  The two properties have a combined leasable area of approximately 435,734 square feet (375,216 ft. under roof and 60,518 ft. outside) on 82 acres of land.  As of the end of fiscal year 2007, there were 33 tenants with leases covering 429,834 square feet of leasable space (369,316 ft. under roof and 60,518 ft. outside) or 99% of the total leasable area.  As of the end of fiscal 2006, there were 33 tenants with leases that comprised 420,153 square feet of leasable space (362,600 ft. under roof and 57,553 ft. outside) or 97% of the total leasable area of 432,769 square feet (375,216 ft. under roof and 57,553 ft. outside). Fiscal 2007 rental revenue increased $409,000 or 19% from $2,136,000 in fiscal 2006, to $2,545,000 in fiscal 2007. The increase in occupancy by current and new tenants, at higher rental rates, accounted for the increase in the revenue between fiscal years.   While the Company continues to market the properties to prospective tenants to occupy leases that expire during the next year, there can be no assurance that tenants will be found in a timely manner or at acceptable rental rates; the failure to renew or replace expiring leases would then negatively impact the Company’s revenue.

Tenant Reimbursements.  Reimbursements received from tenants of certain costs are recognized as tenant reimbursement revenues.  For the fiscal year 2007, tenant reimbursements increased $170,000, from $531,000 to $701,000 or 32% as compared to fiscal year 2006.  Such reimbursements related primarily to the increase in occupancy, which resulted in additional energy and water consumption by tenants.  The Company’s costs for such items are passed along to the tenants at the Company’s cost. Utilities increased $143,000, water usage increased $19,000 and other reimbursements increased $8,000.

Operating Costs.  Total operating costs consist of direct costs related to operations and all general corporate costs.  Fiscal 2007 total operating costs of $2,739,000 increased $162,000 or 6% from $2,577,000 in fiscal 2006.  Of this increase, operating costs increased $255,000 and operating costs-related party decreased $93,000.  The increase of $255,000 in operating costs was primarily the result of the following: increased repair and maintenance costs of $132,000 (primarily from $116,000 in roof recoating and $8,000 in road repairs, an increase in utility expense of $126,000 due to the increased occupancy), an increased bonus to Walker R. Stapleton as the President and Chief Executive Officer of the Company $90,000.  This incentive bonus was recommended by an outside compensation analysis specialist and unanimously approved by the Compensation Committee. Other increases included the Delaware Franchise Tax increase $65,000 related to the increased valuation of the Company’s investment in MetroPCS, employee bonus accruals increased $35,000, non-cash stock compensation expense increased $35,000 resulting from an increase in the number of fully vested stock options granted in fiscal 2007 as compared to fiscal 2006 and increased board fees $33,000.  These increases were partially offset by decreases in non-recurring Special Committee costs $125,000 in fiscal 2006 relating to the management-led buyout proposal received from Mr. Stapleton, non-related party legal fees $50,000 and various miscellaneous expenses, each under $10,000, totaling $86,000.  The overall operating costs for fiscal 2008 are expected to be slightly higher compared to fiscal 2007 as the result of costs associated with the land use entitlement change approvals.

The decrease of $93,000 in operating costs—related party was primarily a result of decreases in related party real estate consulting costs ($67,000) relating to the revision in June 2006 to a consulting agreement with a review of our Board of Directors reducing the fees paid. The Company continues to closely scrutinize all discretionary spending.  Efforts to reduce and/or maintain expenses continue to be an important focus for the Company.

Interest Income.  In fiscal 2007 the Company generated $153,000 of interest income on its cash balances, compared to $134,000 in fiscal 2006.  The increase in interest income in fiscal 2007 was a result of an increase in the average available invested cash.

Interest Expense.  Interest expense consists primarily of interest expense on mortgage debt.  For fiscal 2007, the Company incurred $7,000 of interest expense.  This compares to $119,000 in fiscal 2006. The decrease in interest expense in fiscal 2007 was a result of paying off the Wells Fargo loan and credit line in the first quarter of fiscal 2007.

Other Income and Expense.  In fiscal 2007 the Company generated $2,000 from other income and expense from the sale of bins.  In fiscal 2006 the Company recorded $8,000 in other income and expense.  The decrease resulted from the sale of discontinued assets of $5,000 in fiscal 2006.   During the year ending June 30, 2007, the Company did not sell any of its MetroPCS stock.

Income Taxes.Our effective tax rate was 31% in fiscal 2007 compared to 36% in fiscal 2006.  The 2007 tax provision was lower than fiscal 2006 primarily because the Company received a tax benefit from stock options that were exercised during the year ended June 30, 2007.  During fiscal 2006, the Company was subject to alternative minimum tax for California income tax purposes.  The primary reason for this was the California net operating loss carryforwards from prior years was $1,042,000 for regular tax purposes and $552,000 for alternative minimum tax purposes.

Fiscal 2006 Compared To Fiscal 2005

Rental Revenue. As of the end of fiscal year 2006, there were 33 tenants with leases covering 420,153 square feet of leasable space (362,600 ft. under roof and 57,553 ft. outside) or 97% of the total leasable area.  As of the end of fiscal 2005, there were 31 tenants with leases that comprised 338,114 square feet of leasable space (281,498 ft. under roof and 56,716 ft. outside) or 78% of the total leasable area of 447,610 square feet (390,894 ft. under roof and 56,716 ft. outside). During fiscal 2006 the Company revised the method by which it calculates total leasable area under roof to reflect, among other things, the removal of square footage attributable to common areas, such as hallways and bathrooms, that are not leasable to specific tenants.

Fiscal 2006 rental revenue increased $306,000 or 17% from $1,830,000 in fiscal 2005 to $2,136,000 in fiscal 2006. Overall the rental rates for space under roof remained relatively unchanged.  The additional occupancy accounted for the increase in the revenue between fiscal years.

Tenant Reimbursements.  Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues.  For the fiscal year 2006, tenant reimbursements increased $72,000 or 16% as compared to fiscal year 2005.  Such reimbursements related primarily to the increase in occupancy, which resulted in additional energy consumption by tenants.  The Company’s costs for such items are passed along to the tenants at the Company’s cost.

Operating Costs.  Total operating costs consist of direct costs related to operations and all general corporate costs.  Fiscal 2006 total operating costs of $2,577,000 increased $354,000 or 16% from $2,223,000 in fiscal 2005.  Of this increase, operating costs increased $559,000 and operating costs-related party decreased $205,000.  The increase of $559,000 in operating costs was a result of increases in the following: in salaries and related costs of $175,000 from the compensation arrangements relating to the appointment on June 16, 2005 of Walker R. Stapleton as the President and Chief Executive Officer of the Company; Special Committee costs of $122,000 relating to the management-led buyout proposal received from Mr. Stapleton; non-related party legal fees of $119,000, in previous years the Company’s legal counsel was provided by a related party; utilities from the increased occupancy, of $89,000; non-cash stock compensation of $67,000 due to an increase in the number of fully vested stock options granted during fiscal 2006 and other salaries and related costs of $27,000 and miscellaneous expenses of $9,000.  These increases were offset by a decrease in repair and maintenance costs of approximately $49,000, primarily as a result of a reduction in painting costs.

The decrease of $205,000 in operating costs—related party, was primarily a result of decreases in related party legal costs incurred in legal costs for strategic planning of $301,000 which was offset by an increase of $96,000 in real estate consulting relating to the June 28, 2006 agreement with Bugatto Investment Company.

Interest Income.  In fiscal 2006 the Company generated $134,000 of interest income on its cash balances, compared to $41,000 in fiscal 2005.  The increase in interest income in fiscal 2006 was a result of an increase in the available invested cash.

Interest Expense.  Interest expense consists primarily of interest expense on mortgage debt.  For fiscal 2006, the Company incurred $119,000 of interest expense.  This compares to $90,000 in fiscal 2005. The increase in interest expense in fiscal 2006 was a result of higher interest rates on the Company’s outstanding term loan.

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

Income Taxes.  The effective tax rate decreased from 90% in fiscal 2005 to approximately 36% in fiscal 2006. In fiscal 2006, the Company received dividend income of $122,000 from its investment in MetroPCS Series D Preferred Stock.  The 2006 tax provision was lower than the federal and state tax rate of 40% primarily because the Company receives a tax benefit for federal tax purposes from the aforementioned dividend from MetroPCS.  In fiscal 2006, the Company was subject to alternative minimum tax for California income tax purposes. The primary reason for this was the California net operating loss carryforwards from prior years was $1,042,000 for regular tax purposes and $552,000 for alternative minimum tax purposes. The 2005 effective tax rate was greater as a result of the impact of permanent book tax differences on a small amount of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $3,587,000 at June 30, 2007, and no debt.  The decrease in the cash balance of $264,000, from $3,851,000 at June 30, 2006, was primarily the result of the payoff in July 2006 of the long term debt of $1,552,000 and capital expenditures of $14,000.  This decrease was offset by cash provided from operating activities of $705,000 and the net exercise of stock options for $597,000.  The Company also holds 993,297 shares of MetroPCS, with a fair market value of $32,819,000 at June 30, 2007.  Management believes its cash and cash equivalents and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2007, we were subject to certain future contractual payment obligations summarized in the table below, which include obligations to tenants. Other obligations not reflected in the table are comprised primarily of ordinary course of business obligations to employees or directors under compensation arrangements.

		Payments due by period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Tenant obligations [1]	$44	$44	$-	$-	$-
Total	$44	$44	$-	$-	$-
        (1)  Committed tenant-related obligations based on executed leases as of June 30, 2007 (tenant improvements).

 MINIMUM LEASE INCOME

The Company has been leasing warehouse space, which generated revenues of $2,545,000 in 2007, $2,138,000 in 2006 and $1,830,000 in 2005.  The leases have terms which range from month-to-month to expiration dates through 2013.  As of June 30, 2007, assuming none of the existing leases are renewed or no additional space is leased, the following will be the future minimum lease income:
Year Ending June 30,
2008	$2,293,000
2009	1,461,000
2010	1,334,000
2011	1,277,000
2012	672,000
Thereafter	285,000
Total	$7,322,000

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as  foreign currency exchange and interest rates. All of our leases are payable in U.S. dollars.  The Company holds most of its cash in a money market account.  Fluctuations in the market interest rate may have an impact on our business, results of operations and financial condition.

The Company is exposed to equity price risk due to changes in stock prices, primarily as a result of our holdings in publicly traded securities. We continually monitor changes in stock markets in general, and changes in the stock prices of our specific holdings.  We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. Fluctuations in equity prices may have an impact on our business, results of operations and financial condition.

Item 8.  Financial Statements and Supplementary Data

SONOMAWEST HOLDING, INC.

INDEX

Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21
Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22
Balance Sheets at June 30, 2007 and 2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23
Statements of Income for the years ended June 30, 2007, 2006 and 2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24
Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended June 30, 2007, 2006 and 2005. . . . . . . . . .	25
Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SonomaWest Holdings, Inc.:

We have audited the accompanying balance sheet of SonomaWest Holdings, Inc. (a Delaware corporation) as of June 30, 2007 and the related statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the year then ended June 30, 2007.  We have also audited the accompanying financial statement schedule.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. as of June 30, 2007 and the results of its operations and its cash flows for the year ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

MACIAS GINI & O’CONNELL LLP

Sacramento, California

October 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SonomaWest Holdings, Inc.:

We have audited the accompanying balance sheet of SonomaWest Holdings, Inc. (a Delaware corporation) as of June 30, 2006, and the related statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. as of June 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule III for each of the two years in the period ended June 30, 2006.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

GRANT THORNTON LLP

San Francisco, California,
July 21, 2006

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2007 AND 2006
(AMOUNTS IN THOUSANDS, except per share data)
ASSETS	June 30, 2007	June 30, 2006
CURRENT ASSETS:
Cash and cash equivalents	$3,587	$3,851
Marketable securities, fair value at June 30, 2007	32,819	-
Accounts receivable	39	160
Other receivables	21	16
Prepaid income taxes	85	73
Prepaid expenses and other assets	154	134
Deferred income taxes, net	-	55
Total current assets	36,705	4,289
RENTAL PROPERTY, net	1,210	1,412
INVESTMENT, at cost	-	2,401
DEFERRED INCOME TAXES, net	222	190
PREPAID COMMISSIONS AND OTHER ASSETS	167	181
Total assets	$38,304	$8,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$80
Accounts payable	111	248
Accrued payroll and related liabilities	204	77
Accrued expenses	108	176
Unearned rents	102	193
Tenant deposits	376	310
Deferred income taxes, net	12,023	-
Total current liabilities	12,924	1,084
LONG-TERM DEBT, net of current maturities	-	1,472
Total liabilities	12,924	2,556
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares issued andoutstanding	-	-
Common stock: 5,000 shares authorized, with a par value of $0.0001; 1,188 and 1,124
shares issued and outstanding atJune 30, 2007 and June 30, 2006, respectively	3,625	2,912
Accumulated other comprehensive income	18,301	-
Retained earnings	3,454	3,005
Total shareholders’ equity	25,380	5,917
Total liabilities and shareholders’ equity	$38,304	$8,473

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2007	2006	2005
RENTAL REVENUE -NET	$2,545	$2,136	$1,830
TENANT REIMBURSEMENTS	701	531	459
TOTAL REVENUE	3,246	2,667	2,289

OPERATING COSTS	2,676	2,421	1,862
OPERATING COSTS - RELATED PARTY EXPENSES	63	156	361
TOTAL OPERATING COSTS	2,739	2,577	2,223
OPERATING INCOME	507	90	66

INTEREST EXPENSE	(7)	(119)	(90)
INTEREST INCOME	153	134	41
DIVIDEND INCOME	-	122	-
GAIN ON SALE OF INVESTMENTS	-	1,090	-
OTHER INCOME	2	8	24
INCOME BEFORE INCOME TAX PROVISION	655	1,325	41
INCOME TAX PROVISION	206	479	37
NET INCOME	$449	$846	$4

WEIGHTED AVERAGE COMMON SHARESOUTSTANDING
Basic	1,158	1,123	1,114
Diluted	1,204	1,159	1,151
INCOME PER SHARE:
Basic	$0.39	$0.75	$-
Diluted	$0.37	$0.73	$-

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.

 STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005

(AMOUNTS IN THOUSANDS)
	Common Stock			Accumulated
	Number		Stock	Other
	Of		Subscriptions	Comprehensive	Retained	Shareholders’
	Shares	Amount	Receivable	Income	Earnings	Equity
BALANCE, JUNE 30, 2004	1,114	$ 2,756	$(400)	$-	$2,155	$4,511
Net income	-	-	-	-	4	4
Repayment of stock subscription receivable	-	-	400	-	-	400
Non-cash stock compensation	-	14	-	-	-	14
		-
BALANCE, JUNE 30, 2005	1,114	$2,770	$-	$-	$2,159	$4,929

Net income	-	-	-	-	846	846
Exercise of stock options	10	63	-	-	-	63
Tax benefit on exercised options	-	(2)	-	-	-	(2)
Non-cash stock compensation	-	81	-	-	-	81

BALANCE, JUNE 30, 2006	1,124	$2,912	$-	$-	$3,005	$5,917

Comprehensive income:
Net income	-	$-	$-	$-	$449	$449
Other Comprehensive Income – Unrealized gain on available –for-sale securities, net of tax	-	-	-	18,301	-	18,301
Total comprehensive income						$18,732
Exercise of stock options	64	403	-	-	-	403
Non-cash stock compensation	-	116	-	-	-	116
Tax benefit on exercised options	-	194	-	-	-	194

BALANCE, JUNE 30, 2007	1,188	$3,625	$-	$18,301	$3,454	$25,380
The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005
(AMOUNTS IN THOUSANDS)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$449	$846	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments	-	(1,090)	-
Dividends received from investments	-	(122)	-
Stock compensation expense	116	81	14
Depreciation and amortization expense	216	219	216
Deferred income tax provision (benefit)	(71)	212	37
Changes in assets and liabilities:
Accounts receivable	121	(37)	8
Other receivables	(5)	(3)	20
Interest receivable – related party	-	-	3
Prepaid income taxes	(12)	(73)	-
Prepaid expenses and other assets	(20)	(5)	6
Prepaid commissions and other assets	14	(64)	46
Accounts payable	(137)	127	(5)
Accrued expenses	(68)	100	(166)
Accrued payroll and related liabilities	127	46	(2)
Unearned rents	(91)	54	15
Tenant deposits	66	85	62
Other long-term liabilities	-	(131)	-
Net cash provided by operating activities	705	245	258
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14)	(78)	(71)
Proceeds from sale of investments	-	1,690	-
Dividends received from investments	-	122	-
Net cash provided by (used in) investing activities	(14)	1,734	(71)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,552)	(68)	(56)
Proceeds from repayment of stock subscription receivable – Related Party	-	-	400
Tax benefit from exercise of stock options	194	(2)	-
Exercise of stock options	403	63	-
Net cash provided by (used in) financing activities	(955)	(7)	344
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(264)	$1,972	$531
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,851	1,879	1,348
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,587	$3,851	$1,879

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS CONTINUED
 FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005
(AMOUNTS IN THOUSANDS)
Supplemental Cash Flow Information

	2007	2006	2005
Interest paid	$18	$117	$88
Taxes paid	$95	$341	$1

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007, 2006 and 2005

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SonomaWest Holdings, Inc., formerly Vacu-dry Company (“SonomaWest” or the “Company”) was incorporated in 1946 and currently operates as a real estate management and rental company with an investment in MetroPCS Communications, Inc., awireless telecommunications company.  The Company’s rental operations include industrial/agricultural property which is being rented to third parties.

Rental Property

Rental property is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:
Buildings and improvements	5 to 45 years
Machinery and office equipment	3 to 15 years

Rental property consists of the following as of June 30:
	2007	2006
Land	$231,000	$231,000
Buildings, machinery and improvements	7,087,000	7,087,000
Office equipment, manuals and autos	92,000	89,000
Construction in progress	10,000	3,000
Total rental property	7,420,000	7,410,000
Accumulated depreciation	(6,210,000)	(5,998,000)
Net rental property	$1,210,000	$1,412,000

Improvements that extend the life of the asset are capitalized; other maintenance and repairs are expensed.  The cost of maintenance and repairs was $147,000 in 2007, $15,000 in 2006 and $94,000 in 2005.  During the fiscal year ended June 2007, the Company disposed of an asset that had been fully depreciated in the amount of $3,000. During fiscal year 2002, the Company established a reserve of $131,000 related to the repairs to be reimbursed by a tenant.  The repairs were completed and tenant reimbursement received over fiscal years 2005 and 2006.

Impairment of Long-Lived Assets

The Company reviews long-lived assets whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted cash flows associated with these assets.  At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets’ carrying value, the assets are adjusted to their fair values. As of June 30, 2007, the Company determined that there was no impairment of long-lived assets.

Cash and Cash Equivalents

For the purpose of the statement of cash flows and balance sheet, the Company considers any highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of FDIC insurance limits.  The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.  At June 30, 2007, the Company held $3,417,000 in bank balances in excess of the insurance limits.

Marketable Securities

The Company’s investments in marketable securities are classified as available-for-sale securities and are carried at fair value. Net unrealized gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income. (See note 3).  Gain or loss on sale of investment securities is based on the specific identification method.  Marketable securities are written down to fair value when a decline in fair value is other than temporary. The voluntary lock up on the ability to sell the MetroPCS shares will expire October 19, 2007, resulting in the Company classifying its investment in MetroPCS as current. At June 30, 2006, the investment was valued at cost as fair value information regarding MetroPCS was not readily available.

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

Prepaid Commissions

The Company capitalizes rental commissions paid to real estate brokers and amortizes these commissions over the term of the lease.

Accrued payroll and related liabilities

Accrued payroll and related liabilities consisted of the following as of June 30.
	2007	2006	2005
Accrued payroll and related liabilities
Vacation accruals	$17,000	$18,000	$13,000
Bonus accruals	187,000	59,000	18,000
	$204,000	$77,000	$31,000

On June 18, 2007, the Compensation Committee (the “Committee”) of the Board of the Company approved compensation arrangements for Walker R. Stapleton, the Company’s Chief Executive Officer, Chief Financial Officer and President.  The Committee engaged a compensation and human resources consulting firm that analyzed Mr. Stapleton’s job responsibilities and labor market indicators relative to what other similarly situated companies pay for comparable positions.  On the recommendation of the consulting firm, effective July 1, 2007, Mr. Stapleton will be paid an annual base salary of $200,000.  In addition, the Committee granted Mr. Stapleton a discretionary bonus for the preceding fiscal year in the amount of $125,000.  The Committee also adopted an Incentive Compensation Plan, which shall permit Mr. Stapleton to receive an annual bonus based on a portion of his base salary by achieving the incentive compensation goals and measures to be established by the Board.

Earnings Per Share Calculation

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method. The effect of dilutive options on the weighted average number of shares for the years ended June 30, 2007, 2006, and 2005 were 20,000, 36,000 and 37,000 respectively.  The calculation of diluted earnings per share for the twelve months ended June 30, 2007, 2006, and 2005 did not exclude any stock options.

Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.  SFAS No. 109 requires the Company to compute income taxes using an asset and liability approach, which includes computing deferred taxes based upon the amount of taxes payable in future years after considering changes in tax rates and other statutory provisions that will be in effect in those years.

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

Minimum Lease Income

The Company leases warehouse space that generated revenues of $2,545,000 in 2007, $2,136,000 in 2006 and $1,830,000 in 2005.  The leases have varying terms, which range from month-to-month to expiration dates through 2013.  As of June 30, 2007, assuming none of the existing leases are renewed or no additional space is leased, and payment of rents in accordance with the lease terms, the following is the future minimum lease income:

Year Ending June 30
2008	$2,293,000
2009	1,461,000
2010	1,334,000
2011	1,277,000
2012	672,000
Thereafter	285,000
Total	$7,322,000

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. As of June 30, 2007 and 2006, no allowances for outstanding receivables were considered necessary.  The Company performs a credit review process on all prospective tenants.  The extent of the credit review is dependant on the dollar value of the lease.

Concentration of Credit Risk

Benziger Family Winery accounted for 12%, 14% and 16% of the Company’s rental revenues for the years ended June 30, 2007, 2006 and 2005, respectively.  In addition, Benziger Family Winery accounted for 0% and 23% of the accounts receivable balance as of June 30, 2007 and 2006, respectively.  The loss of the Benziger Family Winery when their lease expires April 30, 2008, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2007 and 2006, all rental amounts owing by Benziger Family Winery were payable within the normal billing cycle and were not past due.  As of September 1, 2007, Sonoma Wine Company replaced Benziger as a tenant, and entered into a new five-year lease covering 54,244 square feet.

Vinovation, Inc. accounted for 12%, 10% and less than 10% of the Company’s rental revenues for the years ended June 30, 2007, 2006 and 2005, respectively.  In addition, Vinovation, Inc., accounted for 39% and 22% of the accounts receivable balance as of June 30, 2007 and 2006, respectively. The loss of Vinovation, Inc. when their lease expires September 30, 2011, if not renewed or replaced, would have a material adverse effect on our operating results.   At June 30, 2007 and 2006, all rental amounts owing by Vinovation, Inc. were payable within the normal billing cycle and were not past due.

Manzana Products Company, Inc. accounted for 8%, 10% and 11% of the Company’s rental revenues for the years ended June 30, 2007, 2006 and 2005, respectively.  There were no accounts receivable balances outstanding as of June 30, 2007 and 2006.  The loss of Manzana Products Company, Inc. when their lease expires on April 15, 2008, if not renewed or replaced, would have a material adverse effect on our operating results. At June 30, 2007 and 2006, all rental amounts owing by Manzana Products Company, Inc. were payable within the normal billing cycle and were not past due.

Greg & Greg, Inc. Winery accounted for 11%, 9% and 8% of the Company’s rental revenues for the years ended June 30, 2007, 2006 and 2005 respectively.  In addition, Greg & Greg, Inc. Winery, accounted for 7% and 13% of the accounts receivable balance as of June 30, 2007 and 2006, respectively.  The loss of Greg & Greg, Inc. Winery when their lease expires on August 15, 2008, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2007 and 2006, all rental amounts owing by Greg & Greg, Inc. Winery were payable within the normal billing cycle and were not past due.

During the fiscal years ended June 30, 2007, 2006 and 2005, 59%, 56% and 48%, respectively, of the Companies revenues were associated with the California wine industry.

Geographic Concentration

The Company’s rental revenues come from two properties located in Northern California, more particularly, Sonoma County.  Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties.  These events may include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics and property damage resulting from seismic activity.  The geographical concentration of the Company’s properties may expose the Company to greater economic risks than if we owned properties in several geographic regions.  Obtaining new tenants for the Company’s properties generally requires a tenant to relocate from an existing rental property of a competitor.  Any adverse economic or real estate developments in the Sonoma County region could adversely impact the Company’s financial condition, results from operations, cash flows and quoted per share trading price of the common stock.

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

Prior to July 1, 2002, the Company accounted for stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation cost was recorded as the difference between the fair value and the exercise price at the date of grant, and was recorded on a straight-line basis over the vesting period of the underlying options.  Prior to July 1, 2002, the Company had adopted the disclosure only provisions of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation.  The Company continues to account for stock options granted prior to July 1, 2002 in accordance with APB 25; and thus, continues to apply the disclosure only provisions of SFAS 123 to such options. No other compensation expense has been recognized in the accompanying financial statements pursuant to stock options issued prior to July 1, 2002 as the option terms are fixed and the exercise price equals the market price of the underlying stock on the date of grant for all options granted by the Company.

Had compensation cost for the stock options granted prior to July 1, 2002 been determined based upon the fair value at grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the net loss would have been increased to the pro forma amounts indicated below:

For the year ended June 30,	2005
Net Income , as reported	$4,000
Add back: Actual Stock Compensation Expense – Net of taxes	2,000
Less: Proforma Stock Compensation Charge – Net of taxes	(2,000)
Pro-forma Net Income	$4,000
Earnings Per Share:
Basic and diluted– as reported	$.00
Basic and diluted– pro-forma	$.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumption used for the 2005 grants, weighted average risk-free interest rates of 3.67 percent; expected dividend yield of 0 percent; expected life of four years for the Plan options; and expected volatility of 33 percent.

Fair Value of Financial Instruments
The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable and other accrued current liabilities. The carrying values of such instruments approximate their fair values due to their relatively short-term maturities.   The fair value of debt approximates its carrying value, based on interest rates that are currently available to the Company based on debt with similar terms and maturities.

Use of Estimates

The consolidated financial statements are prepared in accordance with believes that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to the Company at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. The financial statements would be affected to the extent there are material differences between these estimates and actual results.

2.           NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (“FIN48”) an Interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109.  The Company will adopt the provisions of this statement beginning in the first quarter of fiscal 2008.   The Company is currently evaluating the effect the adoption of this statement will have on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 clarifies the definition of fair value, provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded disclosures about fair value measurements.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.  The Company will have to comply with SFAS No. 157 for the fiscal year ended June 30, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted in certain circumstances provided that the entity also elects to adopt the provisions of SFAS No. 157.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financials position, results of operations or cash flows. The Company will have to comply with SFAS No. 159 for the fiscal year ended June 30, 2009.

3.	INVESTMENTS IN MARKETABLE SECURITIES

	Cost in thousands	Gross unrealized gains in thousands	Gross unrealized losses in thousands	Fair value in thousands
June 30, 2007 – Available-for-sale securities	$2,401	$30,418	$-	$32,819

The Company holds an investment in MetroPCS Communications, Inc. (“MetroPCS”), a wireless telecommunications company that consummated its initial public offering on April 19, 2007.  In connection with the transaction, the Company’s shares of Series D Preferred Stock were automatically converted into 993,297 common shares.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares, which will expire on October 19, 2007.  The Company has classified this investment as available-for-sale and accounts for the investment in MetroPCS at fair value.  Prior to April 19, 2007, there was no readily determinable fair value for the Company’s investment in MetroPCS therefore the investment was reported at cost.  At June 30, 2006, the investment in MetroPCS was recorded at $2,401,000.

The fair value was derived from the publicly traded stock price as of June 30, 2007. The deferred tax liability associated with the unrealized gain on the increase to fair value of $12,117,000 was reflected in the balance sheet as of June, 30, 2007.  Net unrealized holding gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income net of taxes.  For the year ended June 30, 2007, $18,301,000 ($30,418,000 less the deferred tax liability of $12,117,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity.

4.           LONG-TERM DEBT:

As of June 30, 2007, the Company had no long-term debt. At June 30, 2006, the Company had outstanding notes payable of $1,552,000.  On July 21, 2006 the Company paid all of the outstanding amounts owed under its Credit Agreement with Wells Fargo in the amount of $1,552,000, thus terminating both the term loan and a related line of credit.

5.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES:

For the years ended June 30, 2007, 2006 and 2005, the provision for income taxes consisted of the following:

	2007	2006	2005
Current:
Federal	$254,000	$224,000	$-
State	25,000	42,000	1,000
Deferred:
Federal	$(69,000)	$195,000	$34,000
State	(4,000)	18,000	2,000
Provision	$206,000	$479,000	$37,000

A reconciliation of the federal statutory rate to the tax provision for the years ended June 30 follows:

	2007%	2006%	2005%
Federal statutory rate	34%	34%	34%
State taxes, less federal tax benefit	6%	6%	2%
Permanent difference – Stock option expense	(4)%	-%	-%
Permanent difference - Dividend received deduction	-%	(2)%	-%
Tax credits and other	(5)%	(2)%	54%
	31%	36%	90%

                  Deferred tax assets and liabilities consisted of the following:
	2007	2006
Deferred tax assets:
Employee benefit accruals	$6,000	$8,000
Prepaid Rents	29,000	-
Stock compensation expense	49,000	19,000
State taxes deductible next year	-	15,000
State carryforward credits	44,000	47,000
Depreciation	222,000	190,000
Total deferred tax assets	350,000	279,000
Deferred tax liabilities:
Unrealized gain on available-for-sale marketable securities	(12,117,000)	-
Property taxes	(34,000)	(34,000)
Total deferred tax liabilities	(12,151,000)	(34,000)
	$(11,801,000)	$245,000

The 2007 tax provision was lower than the statutory rate of 40% primarily because the Company received a net tax benefit from stock options that were exercised during the year ended June 30, 2007 in the amount of $194,000.

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

6.              EMPLOYEE STOCK OPTION PLAN:

On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation to encourage officers, directors, consultants and other key employees of the Company to attain high performance and encourage stock ownership in the Company. The maximum number of shares of common stock issuable over the term of the 2002 Stock Option Plan is 150,000 shares. No participant in the 2002 Plan may be granted stock options, direct stock issuances and share right awards for more than 15,000 shares of common stock in total in any calendar year. The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of stock options must at least be equal to 85% of the fair market value of the common stock on the date of grant. The contractual life of the options is ten years. Options issued under this plan may be fully vested and exercisable on the date of grant, or may be subject to term-based or performance-based vesting, based on the restrictions provided on the date of the grant. Prior to adoption of the 2002 Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

Our net income for the year ended June 30, 2007 includes $116,000 in stock compensation costs; $110,000 of this cost is related to non-qualified stock options which generated a tax credit of $43,000 and the balance of $6,000 in costs reflects incentive stock options with no tax benefit.  Our net income for the year ended June 30, 2006 included $81,000 of stock-based compensation expense and $19,000 of income tax benefit related to our stock-based compensation arrangements. During the year ended June 30, 2007, outstanding options held by a former director of the Company, which in the aggregate are exercisable to purchase a total of 22,500 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company.  During the year ended June 30, 2007, the Company recorded non-cash compensation of $28,000 related to these amendments.

During the year ended June 30, 2007, two employees exercised their outstanding options and subsequently sold their shares disqualifying the incentive stock options.  The Company had previously recorded compensation expense of $11,000 with no deferred tax benefit.  Upon the disqualifying event the Company received a taxable deduction of $43,000.  The Company included $4,000 as a current tax provision and the remaining $39,000 is included in the Statement of Changes in Shareholders’ Equity as a tax benefit on exercised options.

Our net income for the year ended June 30, 2006 includes $81,000 of stock-based compensation expense, and $19,000 of income tax benefit related to our stock-based compensation arrangements. During the year ended June 30, 2006, outstanding options held by former directors of the Company and by the Company’s former chief financial officer, which in the aggregate are exercisable to purchase a total of 36,500 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company.  Of the $81,000 of stock-based compensation expense recorded during the year ended June 30, 2006, $34,000 related to these amendments.

Our net income for the year ended June 30, 2005 included $10,000 of stock-based compensation expense and $4,000 of income tax benefit related to our stock-based compensation arrangements.  On June 16, 2005, the Company authorized the waiver of the provision of Mr. Ertman’s (the former Secretary of the Company) stock options, providing for termination of the options 90 days following service.  Consequently, such option to purchase 1,500 shares was extended, and a one-time non-cash compensation charge of $4,000 was recorded in June 2005.

             A summary of the status of the Company’s stock option plans at June 30, 2007 with changes during the year ended June 30, 2007 are presented in the table below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance, June 30, 2006	96,000	$7.12
Granted	27,000	$13.05
Cancelled	(1,000)	$10.00
Exercised	(65,000)	$6.16
Balance, June 30, 2007	57,000	$10.42	6.63	$599,000
Exercisable, June 30, 2007	53,000	$10.19	6.63	$539,000

Not all outstanding options were fully vested as of June 30, 2007; as such, there was unrecognized compensation cost of $18,700 related to stock options as of June 30, 2007.  The total intrinsic value of the options exercised for the years ended June 30, 2005, 2006 and 2007, was $0 , $5,000 and $566,000 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2007, 2006 and 2005 grants, respectively: weighted average risk-free interest rates of 4.73, 4.37 and 3.67 percent; expected dividend yield of 0 percent; expected life of two to five years; and expected volatility of 50, 49 and 33 percent.

Options outstanding, exercisable, and vested by price range at June 30, 2007, are as follows:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
	Number of	contractual	exercise	Number of	exercise
Range of exercise prices	shares	life (years)	price	shares	price
$5.00-7.00	5,000	3.87	$5.05	5,000	$5.05
$7.00-10.00	15,000	3.65	$7.39	15,000	$7.39
$ over 10.00	37,000	5.00	$12.52	33,000	$12.21
Total	57,000	6.63	$10.42	53,000	$10.19

For options granted during the years ended June 30, 2007, 2006 and 2005, the weighted average fair value as of the grant date was $4.08, $3.32 and $4.44, respectively.

7.           LITIGATION

From time to time, the Company is a party to lawsuits and claims arising out of the normal course of business.  As of June 30, 2007, the Company was not a party to any material legal proceedings.

8.           RELATED-PARTY TRANSACTIONS:

On June 29, 2006, following approval by the Board of Directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company (the “2006 Agreement”).  The 2006 Agreement became effective July 1, 2006, immediately after expiration of the term of the existing 2005 Agreement described below. Under the 2006 Agreement, Bugatto Investment Company agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the same hourly rate of $225 per hour as that contained in the 2005 Agreement.  The 2006 Agreement modifies the 2005 Agreement to provide that Bugatto Investment Company will not receive any additional payments or compensation upon the occurrence of a sale of either of the Company’s Sonoma County properties.

In consideration for Bugatto Investment Company’s willingness to enter into the 2006 Agreement and in light of Mr. Bugatto’s contributions over the past years to increasing the tenant occupancy rate of the Company’s properties and achieving certain land use entitlement modification approvals, the Company paid Bugatto Investment Company the sum of $100,000 upon execution of the 2006 Agreement, which was accrued in fiscal year 2006 and paid in fiscal year 2007. In addition, the Company paid Bugatto Investment Company an additional $50,000, during fiscal year 2007, upon the satisfaction of the terms of the agreement.

On July 1, 2005, Bugatto Investment Company (of which David J. Bugatto, a director of the Company, is the president) entered into a consulting agreement (the “2005 Agreement”) pursuant to which Bugatto Investment Company provided real estate consulting services to the Company for an hourly fee of $225.  The 2005 Agreement replaced a similar agreement entered into on July 1, 2004. Under the 2005 Agreement, if either of the Company’s Sonoma County properties were sold during the term of the agreement, Bugatto Investment Company would have been entitled to receive a fee equal to 1.5% of the sales prices regardless of whether or not a broker is involved, and Bugatto Investment Company would have been entitled to receive a fee equal to the greater of 1.5% of the gross value of the real estate or $150,000 upon any transaction that would have resulted in the Company becoming a private company.  The agreement was through July 30, 2006, and was replaced by the June 29, 2006 agreement referred to above.

During fiscal 2007 and 2006, the Company incurred $63,000 and $132,000 respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party.  As of June 30, 2007, the Company had a payable to Bugatto Investment Company of $1,000.  As of June 30, 2006, the Company had a payable to Bugatto Investment Company of $101,000.

Roger S. Mertz, former Chairman of the Board and a former director of the Company, is a partner of a law firm that served as the Company’s general counsel during a portion of fiscal 2006.  During fiscal 2006 the Company incurred $24,000 for legal services provided by that firm.  During the year ended June 30, 2006, the Company incurred $18,000 for consulting services from Thomas Eakin, the Company’s former Chief Financial Officer.

9.           COMMITMENT AND CONTINGENCIES

From time to time the Company enters into lease agreements with tenants that contain commitments to reimburse the tenants for improvements to the buildings which are booked as rental concessions.  As of June 30, 2007, the Company had a commitment to reimburse a tenant of $44,000.

10.	SUBSEQUENT EVENTS

On July 1, 2007, following approval by the Board of Directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company, replacing the 2006 Agreement described above, on terms substantially similar to those in the 2006 Agreement.

As of September 1, 2007, Sonoma Wine Company replaced Benziger Family Winery as a tenant, and entered into a new five-year lease covering 54,244 square feet.

11.           SELECTED QUARTERLY FINANCIAL DATA  (UNAUDITED)

(Amounts in thousands, except per share amounts)

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Total

Fiscal year 2007
Revenue	$828	$780	$786	$852	$3,246
Operating income	255	2	208	42	507
Net income	171	19	148	111	449
Basic earnings per share	$0.15	$0.02	$0.13	$0.09	$0.39
Diluted earnings per share	$0.15	$0.02	$0.13	$0.09	$0.37

Fiscal year 2006
Revenue	$613	$657	$656	$741	$2,667
Operating income (loss)	30	13	60	(13)	90
Net income	15	755	44	32	846
Basic earnings per share	$0.01	$0.68	$0.03	$0.03	$0.75
Diluted earnings per share	$0.01	$0.66	$0.03	$0.03	$0.73

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On January 22, 2007, the Company engaged Macias Gini & O’Connell LLP (“MGO”) to serve as its new independent public accountants for the year ended June 30, 2007. The decision to retain MGO was recommended by the Company's Audit Committee and approved by the Company's Board of Directors. During the years ended June 30, 2005 and 2006 and through the date hereof, the Company did not consult with MGO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K. On January 23, 2007, the Company filed a Current Report on Form 8-K with the SEC reporting the change of independent public accounts.

Item 9A.  Controls and Procedures

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together.  In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2007.

The Company has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors.  The Company will provide any person, without charge, a copy of the code of ethics.  Requests for a copy of the code of ethics may be made by writing to the Company at SonomaWest Holdings, Inc., 2064 Highway 116 North, Sebastopol, CA 95472, Attention: President.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Managment and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2007.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2007.

Item 14.  Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2007.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           Exhibits and Financial Statement Schedules

(1)           Financial Statements

The information required by this Item appears in Item 8 of this Annual Report on Form 10-K.

(2)Financial Statement Schedules

Financial statement schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes thereto.

Schedule III.*                                Real Estate and Accumulated Depreciation

*Schedule included after signature page.

(3)           Index to Exhibits
Exhibit No.	Description
3.1(1)	Certificate of Incorporation
3.2(2)	Bylaws
10.1(3)	1996 Stock Option Plan, as amended
10.2(4)	SonomaWest Holdings, Inc. 2002 Stock Incentive Plan
10.3(5)	Form of Indemnification Agreement between the Company and its directors and officers.
10.4(6)	Consulting Agreement effective as of July 1, 2006 between SonomaWest Holdings, Inc. and Bugatto Investment Company.
10.5+	Consulting Agreement effective as of July 1, 2007 between SonomaWest Holdings, Inc. and Bugatto Investment Company.
11.1*	Computation of Per Share Earnings
23.1+	Consent of Independent Registered Public Accounting Firm
23.2+	Consent of Former Independent Registered Public Accounting Firm
31.1+	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(3)	Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-84295) filed on August 2, 1999.

(4)	Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed on September 20, 2002.

(5)	Incorporated by reference to Exhibit 10.10 to the registrant’s Report on Form 8-K filed May 16, 2006.

(6)	Incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed on September 27, 2006.

+ Filed herewith.

* Furnished herewith.

(b)	Reports on Form 8-K

The Company filed reports on Form 8-K during the quarter ended June 30, 2007, as follows:

Report on Form 8-K filed on May 15, 2007, reporting the shares issued from MetroPCS and the 180 day lockup.

Report on Form 8-K filed on June 18, 2007, reporting the compensation arrangement for Walker Stapleton.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 15, 2007                                                                                   SONOMAWEST HOLDINGS, INC.

                            By:    /s/ Walker R. Stapleton
                       Walker R. Stapleton, President, Chief
                       Executive Officer and Chief Financial Officer

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

SIGNATURES	TITLE	DATE
Principal Executive Officer and Principal Financial Officer: /s/ Walker R. Stapleton Walker R. Stapleton	President, Chief Executive Officer and Chief Financial Officer, Director	October 15, 2007
Directors:
/s/ David J. Bugatto David J. Bugatto	Director	October 15, 2007
/s/ David Janke David Janke	Director	October 15, 2007
/s/ Robert Davies Robert Davies	Director	October 15, 2007

SCHEDULE III
SonomaWest Holdings, Inc.
REAL ESTATE AND ACCUMULATED DEPRECIATION
June 30, 2007
(DOLLARS IN THOUSANDS)
Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
Costs
				Subsequently	Gross Amount at which Carried
		Initial Cost to Company		Capitalized	at Close of Year (Note 3)
			Buildings			Buildings
			And			And	Total	Accumulated	Year of	Year
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	(Note 1)	Depreciation	Construction	Acquired
1365 Gravenstein Hwy. So., Sebastopol, CA	$ -	$ 72	$ 308	$ 926	$ 72	$ 1,234	$ 1,306	$ 1,088	N/A	1964
2064 Gravenstein Hwy. No., Sebastopol, CA	-	159	2,312	3,524	159	5836	5,995	5,029	N/A	1983
	$ -	$ 231	$ 2,620	$ 4,450	$ 231	$ 7,070	$ 7,301	$ 6,117
Note 1. The changes in the total cost of land, buildings, and improvements for the three years ended June 30, are as follows:
	2007	2006	2005
Balance at beginning of period	$ 7, 301	$ 7,223	$ 7,140
Additions	-	78	83
Cost of disposed property	( -)	( -)	( -)
Balance at end of period	$ 7,301	$ 7,301	$ 7,223
Note 2. The changes in accumulated depreciation for the three years ended June 30, are as follows:
	2007	2006	2005
Balance at beginning of period	$ 5,911	$ 5,700	$ 5,490
Depreciation expense	206	211	210
Relief of accumulated balances related to disposed property	( -)	( -)	( -)
Balance at end of period	$ 6,117	$ 5,911	$ 5,700
Note 3: The gross amount at which Column E was held for Federal income tax purposes was the same as book.

(a)(3)                      Exhibits

Exhibit No.	Document Description
3.1(1)	Certificate of Incorporation
3.2(2)	Bylaws
10.1(3)	1996 Stock Option Plan, as amended
10.2(4)	SonomaWest Holdings, Inc. 2002 Stock Incentive Plan
10.3(5)	Form of Indemnification Agreement between the Company and its directors and officers.
10.4(6)	Consulting Agreement effective as of July 1, 2006 between SonomaWest Holdings, Inc. and Bugatto Investment Company.
10.5+	Consulting Agreement effective as of July 1, 2007 between SonomaWest Holdings, Inc. and Bugatto Investment Company.
11.1*	Computation of Per Share Earnings
23.1+	Consent of Independent Registered Public Accounting Firm
23.2+	Consent of former Independent Registered Public Accounting Firm
31.1+	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
_____________________

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(3)	Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-84295) filed on August 2, 1999.

(4)	Incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed on September 20, 2002.

(5)	Incorporated by reference to Exhibit 10.10 to the registrant’s Report on Form 8-K filed May 16, 2006.

(6)	Incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed on September 27, 2006.

+ Filed herewith.

* Furnished herewith.

Exhibit 11.1

COMPUTATION OF EARNINGS (LOSS) PER SHARE

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
	YEAR ENDED JUNE 30,
	2007	2006	2005
AVERAGE COMMON SHARES OUTSTANDING	1,158	1,123	1,114
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	1,204	1,159	1,151
NET INCOME APPLICABLE TO COMMON STOCK	$449	$846	$4
INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS:
Basic	$0.39	$0.75	$-
NET INCOME APPLICABLE TO COMMON STOCK	$449	$846	$-
TOTAL INCOME PER COMMON SHARE:
Basic	$0.39	$0.75	$-
Diluted	$0.37	$0.73	$-