Form 10-Q
period 2007-09-30
SONOMAWEST HOLDINGS INC
filed 2007-11-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2007 or

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

YES:                                                                                                          NO:     X

As of November 14, 2007, there were 1,187,867 shares of common stock, par value $.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2007 AND JUNE 30, 2007
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE AMOUNTS)

	September 30, 2007 (unaudited)	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,363	$3,587
Marketable securities, fair value	27,097	32,819
Accounts receivable	29	39
Other receivables	14	21
Prepaid income taxes	1,487	85
Prepaid expenses and other assets	103	154
Total current assets	31,093	36,705
RENTAL PROPERTY, net	1,157	1,210
DEFERRED INCOME TAXES, net	230	222
PREPAID COMMISSIONS AND OTHER ASSETS	207	167
Total assets	$32,687	$38,304
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	135	111
Accrued payroll and related liabilities	16	204
Accrued expenses	155	108
Unearned rents	111	102
Tenant deposits	493	376
Deferred income taxes, net	9,742	12,023
Total current liabilities	10,652	12,924
SHAREHOLDERS' EQUITY:
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,188 and 1,188 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	3,635	3,625
Accumulated other comprehensive income	14,859	18,301
Retained earnings	3,541	3,454
Total shareholders’ equity	22,035	25,380
Total liabilities and shareholders’ equity	$32,687	$38,304

The accompanying unaudited notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	2007	2006
RENTAL REVENUE – NET	$674	$621
TENANT REIMBURSEMENTS	169	207
TOTAL REVENUE	843	828

OPERATING COSTS	708	569
OPERATING COSTS - RELATED PARTY EXPENSES	2	4
TOTAL OPERATING COSTS	710	573
OPERATING PROFIT	133	255

INTEREST EXPENSE	-	(7)
INTEREST INCOME	44	34
LOSS ON RETIREMENT OF RENTAL PROPERTY	(2)	-
OTHER INCOME	3	2
INCOME BEFORE TAXES	178	284
PROVISION FOR INCOME TAXES	91	113
NET INCOME	$87	$171

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,188	1,124
Diluted	1,209	1,166

INCOME PER COMMON SHARE:
Basic	$0.07	$0.15
Diluted	$0.07	$0.15

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Accumulated		Total
			Other Comprehensive	Retained	Shareholders’
	Shares	Amount	Income	Earnings	Equity
BALANCE, JUNE 30, 2007	1,188	$3,625	$18,301	$3,454	$25,380
Comprehensive income (loss)
Net income				87	87
Other comprehensive loss - Unrealized loss on available-for-sale securities, net of tax benefit ($5,722) thousand pre-tax)			(3,442)		(3,442)
Total comprehensive loss					(3,355)
Stock compensation expense		10			10
BALANCE, SEPTEMBER 30, 2007	1,188	$3,635	$14,859	$3,541	$22,035

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on retirement of rental property	2	-
Stock compensation expense	10	-
Depreciation and amortization expense	51	54
Deferred income tax benefit	(9)	-
Changes in assets and liabilities:
Accounts receivable	10	(19)
Other receivables	7	5
Prepaid income taxes	(1,402)	114
Prepaid expenses and other assets	51	6
Prepaid commissions and other assets	(40)	33
Accounts payable	24	(133)
Accrued payroll and related liabilities	(188)	(63)
Accrued expenses	47	(51)
Unearned rents	9	4
Tenant deposits	117	(1)
Net cash provided by (used for) operating activities	(1,224)	120

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(2)
Net cash used for investing activities	-	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	-	(1,552)
Net cash used for financing activies	-	(1,552)
NET DECREASE IN CASH	(1,224)	(1,434)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,587	3,851
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,363	$2,417

Supplemental Cash Flow Information
	2007	2006
Interest paid	$-	$18
Taxes paid	$1,503	$-

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying financial statements and related notes, they should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for the three-month period ended September 30, 2007 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2008.

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

Note 2 - New Accounting Pronouncements

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (“FIN48”) an Interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of FIN 48, the Company recognized no change in liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of July 1, 2007 (adoption date) and September 30, 2007.  Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for July 1, 2007 and September 30, 2007.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes.  As of September 30, 2007, the Company has no amount accrued for the payment of interest and penalties related to unrecognized tax benefits, and no amounts as of the adoption date of FIN 48.

The U.S. tax return years 2003 through 2006 remain open to examination by tax authorities.   The State tax return years 2001 to 2006 remain open to examination by tax authorities.

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

Note 3 - Investments

The Company’s investment in marketable securities is classified as available-for-sale securities and is carried at fair value. Net unrealized gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income.  Gain or loss on sale of investment securities is based on the specific identification method.  Marketable securities are written down to fair value when a decline in fair value is other than temporary. The voluntary lock up on the ability to sell the MetroPCS shares expired October 19, 2007, resulting in the Company classifying its investment in MetroPCS as current.

Note 4 - Long-term Debt

As of September 30, 2007 and 2006, the Company had no long-term debt. On July 21, 2006, the Company paid all of the outstanding amounts owed under its Credit Agreement with Wells Fargo in the amount of $1,552,000, thus terminating both the term loan and the related line of credit.

Note 5 - Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended September 30, 2007 and September 30, 2006 was 21,000 and 42,000, respectively.

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

Our net income for the three months ended September 30, 2007 includes $10,000 in stock compensation costs related to non-qualified stock options with a tax benefit of $4,000. Our net income for the three months ended September 30, 2006 included no compensation costs or income tax benefits related to our stock-basked compensation arrangements.

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

A summary of the status of the Company’s stock option plans at September 30, 2007, with changes during the three months ended September 30, 2007, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2007	57,000	$10.42
Granted	-
Exercised	-
Cancelled	-
Balance, September 30, 2007	57,000	$10.42	6.45	$599

Exercisable, September 30, 2007	55,000	$10.32	6.45	$572

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of September 30, 2007:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		remaining	average		average
	Number of	contractual	exercise	Number of	exercise
Range of exercise prices	shares	life (years)	price	shares	price
$ 5.00-7.00	5,000	5.83	$5.05	5,000	$5.05
$ 7.00-10.00	15,000	4.31	$7.39	15,000	$7.39
$ over 10.00	37,000	8.72	$12.52	35,000	$12.46
Total	57,000	6.45	$10.42	55,000	$10.32

As of September 30, 2007, the weighted average remaining contractual life of stock options exercisable was 6.45 years and their aggregate intrinsic value was $599,000. There were no stock options exercised during the three months ended September 30, 2007 or September 30, 2006.

The summary of non-vested options outstanding under the Company’s 2002 Plan during the three months ended September 30, 2007 is presented below:

	Three Months Ended
	September 30, 2007
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Unvested balance at beginning of period	6,000	$13.05
Granted	-	$-
Forfeited	-	$-
Vested	(3,000)	$13.05
Unvested balance at end of period	3,000	$13.05

Note 7 - Related Parties

On July 1, 2006, Bugatto Investment Company entered into an Agreement (the "2006 Agreement") that reflected Mr. Bugatto’s contributions over the past years by increasing the tenant occupancy rate of the Company’s properties and achieving certain land use entitlement modification approvals. The Company paid Bugatto Investment Company the sum of $100,000 upon execution of this Agreement. In addition, the Company paid Bugatto Investment Company an additional $50,000 on June 15, 2007, upon the satisfaction of certain conditions and actions specified by Sonoma County in connection with approval of certain land use entitlement change, as contemplated in the 2006 Agreement.

On July 1, 2007, following approval by the Board of Directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company (the “New Agreement”). The New Agreement became effective July 1, 2007, immediately after expiration of the term of the existing 2006 Agreement described below. Under the New Agreement, Bugatto Investment Company has agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the same hourly rate of $225 per hour as that contained in the 2006 Agreement.

During the three months ended September 30, 2007 and September 30, 2006, the Company incurred $2,000 and $4,000 respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party Expenses.  As of September 30, 2007, the Company had a payable to Bugatto Investment Company of $400.

Note 8 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the three months ended September 30, 2007 and September 30, 2006 of $674,000 and $621,000, respectively. The leases have terms which range from month-to-month to expiration dates through 2017. As of September 30, 2007, assuming none of the existing leases are renewed or no additional space is leased; the following will be the future minimum lease income:

Year Ending June 30	Amount
Balance of 2008	$1,922,000
2009	1,922,000
2010	1,793,000
2011	1,721,000
2012	1,105,000
Thereafter through 2017	527,000
Total	$8,990,000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

SonomaWest Holdings, Inc. (“we” or the "Company") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can generally be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and other cautionary statements set forth therein and in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements included herein are presented as of, and for the three months ended September 30, 2007 and 2006 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

OVERVIEW

The Company’s business consists of its real estate management and rental operations.  The Company also owns 993,297 shares of stock of a publicly traded wireless telecommunications company, MetroPCS Communications, Inc. ("MetroPCS")

The management of the Company is pleased with the favorable leasing activity that has taken place at the Company’s properties during the past year.  The Company paid off the Company’s existing loan with Wells Fargo in July 2006, and plans to review alternate options for debt financing in the future based on the strength of the Company’s existing and future leases.  Management intends to actively pursue growing the Company through possible acquisitions of additional real estate properties, either individually or through acquisition of a portfolio of properties.

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

In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of common stock. MetroPCS began trading its stock on the open market April 19, 2007, at which point the Company was able to determine the fair value of its investment in MetroPCS. Prior to this date, the fair value of the MetroPCS investment could not be readily determined and thus had been accounted for at cost. The Company now classifies the investment as “available-for-sale,” and accounts for its investment at fair value.  Per FAS 115 the unrealized increase in fair value has been reflected as an increase in shareholders’ equity net of the tax effect, and has not been reflected on the Statement of Income. The fair value of the MetroPCS investment was $27,097,000 as of September 30, 2007.  The net unrealized gain of $14,859,000, ($24,696,000 less the deferred tax liability of $9,837,000) was included on the Statement of Changes in Shareholders’ Equity. The fair value of the MetroPCS investment was $32,819,000 as of June 30, 2007.  The net unrealized gain of $18,301,000 ($30,418,000 less the deferred tax liability of $12,117,000) was included on the Statement of Changes in Shareholders’ Equity.

The Company currently intends to hold its shares in MetroPCS for investment purposes and will continue to evaluate its investment on an ongoing basis taking into consideration MetroPCS’s financial condition, operations and prospects, the market price for the shares of MetroPCS common stock, conditions in the securities markets generally, potential uses of proceeds of any sale of MetroPCS shares, and other factors affecting the Company, including avoiding being deemed to be an investment company, as discussed below. Depending on these factors and others deemed relevant by management and the Board, the Company will take such actions with respect to its investment in MetroPCS as it may determine are in the best interests of the Company and its stockholders. Some of these actions may include the acquisition of additional real estate, purchasing additional businesses, or the sale or distribution to our shareholders of a portion of our MetroPCS shares.

Under the Investment Company Act of 1940 (the “Act”), as amended, we may be deemed to be an inadvertent investment company if it is determined that the value of the Company’s investment securities, which recently increased significantly due to the MetroPCS initial public offering, account for more than 40% of the total value of the Company’s assets, and no other exemption is available.  If we were to be deemed an inadvertent investment company, we believe that we would be eligible for temporary relief from the application of the Act if we have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event within one year from June 30, 2007), in a business other than that of investing, reinvesting, owning, holding or trading in securities.  Our management and Board of Directors are formulating plans for achieving this goal, which may include the acquisition of additional real estate, purchasing additional businesses, or the sale or distribution to our shareholders of a portion of our MetroPCS shares.  However, we were subject to a lock-up period on our ability to sell or distribute MetroPCS shares that expired on October 19, 2007.  To the extent that our plan requires us to sell a number of MetroPCS shares, we may have to dispose of the shares quickly, which may adversely affect the price we receive.  We may also find that during the one-year period we are not able to identify and acquire a suitable operating business or additional real estate on terms acceptable to us.

RESULTS OF OPERATIONS

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on a total of 82 acres of land and have a combined leaseable area of 431,000 square feet (376,000 under roof and 55,000 outside). The tenants have original lease terms ranging from month-to-month to ten years, with options to extend the longer-term leases. As of September 30, 2007, there were 33 tenants with leases comprising 430,000 square feet of leasable space (375,000 under roof and 55,000 outside) or 99.8% of the total leasable area. As of the end of September 30, 2006, there were 33 tenants with leases that comprised 426,000 square feet of leasable space (364,000 under roof and 62,000 outside) or 97% of the total leasable area.

Rental Revenue. For the three months ended September 30, 2007, rental revenue increased $53,000 or 9% as compared to the corresponding period in the prior year. This increase was primarily a result of increased revenues from expansion by six existing tenants under term leases of $80,000, the addition of four new tenants generating revenues of $72,000 and CPI increases of $7,000. This increase in tenant demand was not anticipated and was primarily a result of an increase in tenants’ business volume. The increase was partially offset by six vacating tenants of $104,000 and decreases in rented space of $2,000 by certain tenants.

Tenant Reimbursements. For the three months ended September 30, 2007, tenant reimbursements decreased $38,000, or 18% as compared to the three months ended September 30, 2006. Such reimbursements typically fluctuate based upon the increase or decrease in utilities rates and the amount of space occupied by tenants. The decrease was primarily a result of decreased electrical usage by tenants.

Operating Costs. For the three months ended September 30, 2007, total operating costs increased $137,000, or 24%, compared to the three months ended September 30, 2006. Of this increase, operating costs - related party decreased $2,000 and other operating costs increased $139,000. The decrease in related party expenses was primarily the result of reduced real estate consulting fees of $2,000 from the current director David Bugatto. The increase of $139,000 in other operating costs is primarily related to the increase in accounting fees of $78,000 partially due to the timing of the audit process, an increase in salary of $26,000 to Walker R. Stapleton as the President and Chief Executive Officer of the Company, facility water system costs of $20,000, legal fees costs of $20,000, real estate incentive compensation of $14,000, non-cash stock compensation of $10,000 and repairs and maintenance of $10,000 and various miscellaneous expenses of $8,000.  These were reduced by decreases in amortization of loan fees $20,000 and utilities $27,000. The Company continues to closely scrutinize all discretionary spending as efforts to reduce and/or maintain expenses continue to be an important management focus. Total operating expenses are expected to remain relatively consistent over the remainder of fiscal 2007.

Interest Income. For the three months ended September 30, 2007, the Company generated $44,000 of interest income on its cash balances as compared to $34,000 in the three months ended September 30, 2006. The exercise of stock options along with cash provided by operations during the year ended June 30, 2007 increased the invested cash accounts as the June 30, 2007 year progressed. For most of the quarter ended September 30, 2007, the Company benefited from the increased invested cash accounts which generated more interest income for the Company when compared to the same quarter ended September 30, 2006.

Liquidity and Capital Resources

The Company had cash of $2,363,000 and $3,587,000 at September 30, 2007, and June 30, 2007, respectively. The decrease in cash and cash equivalents of $1,224,000 since June 30, 2007 was a result of cash used from operating activities of $1,224,000, primarily the payment of taxes $1,503,000.

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

Valuation of Investments Securities– In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of MetroPCS Common Stock.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares. The Company currently classifies the investment as available-for-sale and it is carried at fair value. Net unrealized gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income in the Statement of Changes in Shareholders’ Equity. The fair value of the investment in MetroPCS reflected in the Balance Sheet was $27,097,000 as of September 30, 2007. The fair value was derived from the publicly traded stock price as of September 30, 2007. The deferred tax liability associated with the unrealized gain on the increase to fair value of $9,837,000 was reflected in the balance sheet as of September, 30, 2007.  For the year ended September 30, 2007, $14,859,000 ($24,696,000 less the deferred tax liability of $9,837,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity. Prior to April 19, 2007, there was no readily determinable fair value for the Company’s investment in MetroPCS; therefore the investment was reported at cost for years ended and quarters ended prior to June 30, 2007. The investment in MetroPCS was recorded at $2,401,000, using the cost method, at June 30, 2006.

Please refer to Item 2 of our Annual Report on Form 10-K for the year ended June 30, 2007 for information pertaining to our critical accounting policies for the stock-based compensation, valuation allowance on deferred taxes and revenue recognition.   There have been no changes to our critical accounting polices since June 30, 2007, the date of our audited financial statements.

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

The Company is exposed to equity price risk due to changes in stock prices, primarily as a result of our holdings in publicly traded securities. We continually monitor changes in stock markets in general, and changes in the stock prices of our specific holdings.  We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. Fluctuations in equity prices may have an impact on our business, results of operations and financial condition.  As of September 30, 2007, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value.

Item 4. Controls and Procedures

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 14, 2007

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