Form 10-Q
period 2007-12-31
SONOMAWEST HOLDINGS INC
filed 2008-02-19
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2007 or

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

YES:                                                                                                NO:     X

As of February 19, 2008, there were 1,240,367 shares of common stock, par value $.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
DECEMBER 31, 2007 AND JUNE 30, 2007
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

	December 31, 2007 (unaudited)	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,492	$3,587
Marketable securities, fair value	19,320	32,819
Accounts receivable	28	39
Other receivables	17	21
Prepaid income taxes	97	85
Prepaid expenses	62	154
Total current assets	24,016	36,705
RENTAL PROPERTY, net	1,109	1,210
DEFERRED INCOME TAXES, net	239	222
PREPAID COMMISSIONS AND OTHER ASSETS	229	167
Total assets	$25,593	$38,304
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$102	$111
Property dividend payable	16,384	-
Accrued payroll and related liabilities	20	204
Accrued expenses	169	108
Unearned rents	66	102
Tenant deposits	475	376
Deferred income taxes, net	6,702	12,023
Total current liabilities	23,918	12,924
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no par value; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,240 and 1,188 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	-	3,625
Accumulated other comprehensive income	10,179	18,301
Accumulated deficit	(8,504)	3,454
Total shareholders’ equity	1,675	25,380
Total liabilities and shareholders’ equity	$25,593	$38,304

The accompanying unaudited notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
	Six Months		Three Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
RENTAL REVENUE –NET	$1,368	$1,247	$694	$626
TENANT REIMBURSEMENTS	311	361	142	154
TOTAL REVENUE	1,679	1,608	836	780

OPERATING COSTS	1,366	1,343	658	774
OPERATING COSTS - RELATED PARTY EXPENSE	3	8	1	4
TOTAL OPERATING COSTS	1,369	1,351	659	778
OPERATING INCOME	310	257	177	2

INTEREST EXPENSE	-	(7)	-	-
INTEREST INCOME	81	69	37	35
LOSS ON RETIREMENT OF RENTAL PROPERTY	(2)	-	-	-
OTHER INCOME	3	3	-	1
INCOME BEFORE TAXES	392	322	214	38
INCOME TAX PROVISION	169	132	78	19
NET INCOME	$223	$190	$136	$19

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,192	1,137	1,192	1,150
Diluted	1,193	1,160	1,193	1,175

INCOME PER COMMON SHARE:
Basic	$0.19	$0.17	$0.11	$0.02
Diluted	$0.19	$0.16	$0.11	$0.02

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Accumulated		Total
			Other Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Income	Deficit	Equity
BALANCE, JUNE 30, 2007	1,188	$3,625	$18,301	$3,454	$25,380
Comprehensive income:
Net Income	-	-	-	223	223
Other comprehensive loss - Unrealized loss on available –for- sale securities, net of tax benefit ($5,377)	-	-	(8,122)	-	(8,122)
Total comprehensive loss					(7,899)
Property dividend	-	(4,203)	-	(12,181)	(16,384)
Stock compensation expense	-	19	-	-	19
Issuance of common stock	52	534	-	-	534
Tax benefit on exercise of options	-	25	-	-	25
BALANCE, DECEMBER 31, 2007	1,240	$-	$10,179	$(8,504)	$1,675

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$223	$190
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on retirement of rental property	2	-
Stock compensation expense	19	96
Depreciation and amortization expense	102	108
Deferred income tax benefit	39	2
Changes in assets and liabilities:
Accounts receivable	11	(20)
Other receivables	4	15
Prepaid income taxes	(12)	25
Prepaid expenses and other assets	92	70
Prepaid commissions and other assets	(62)	28
Accounts payable	(9)	(117)
Accrued payroll and related liabilities	(184)	(60)
Accrued expenses	61	(154)
Unearned rents	(36)	11
Tenant deposits	99	59
Net cash provided by operating activities	349	253

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3)	(2)
Net cash used for investing activities	(3)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	-	(1,552)
Tax benefit from exercise of stock options	25	63
Exercise of stock options	534	185
Net cash provided by (used for) financing activities	559	(1,304)
NET INCREASE (DECREASE) IN CASH	905	(1,053)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,587	3,851
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,492	$2,798

Supplemental Cash Flow Information
	2007	2006
Interest paid	$-	$18
Taxes paid	$117	$43

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying financial statements and related notes, they should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2008.

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

As of December 31, 2007, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value.

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

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of July 1, 2007 (adoption date) and December 31, 2007.  Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for July 1, 2007 and December 31, 2007.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes.  As of December 31, 2007, the Company has no amount accrued for the payment of interest and penalties related to unrecognized tax benefits, and no amounts as of the adoption date of FIN 48.

The U.S. tax return years 2003 through 2006 remain open to examination by tax authorities.   The State tax return years 2001 to 2006 remain open to examination by tax authorities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is generally effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 clarifies the definition of fair value, provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded disclosures about fair value measurements.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows. Recently FASB agreed to defer the effective date of Statement 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  In addition, FASB also agreed to exclude from the scope of Statement 157 fair value measurements made for purposes of applying FASB Statement No. 13, Accounting for Leases, and related interpretive accounting pronouncements.

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

Note 3 - Investments

The Company’s investment in marketable securities consists of its holdings in MetroPCS Communications, Inc. ("MetroPCS") and is classified as available-for-sale securities and is carried at fair value. Net unrealized gains or losses on available-for-sale securities are reported as a component of other comprehensive income.  Gain or loss on sale of investment securities is based on the specific identification method.  Marketable securities are written down to fair value when a decline in fair value is other than temporary. The voluntary lock up on the ability to sell the MetroPCS shares expired on October 19, 2007, resulting in the Company classifying its investment in MetroPCS as current. Prior to that time, the Company recorded its investment in the MetroPCS shares at their historical cost.

On December 20, 2007, the Board of Directors declared a dividend of 842,316 shares of MetroPCS, subsequently amended to 842,348 shares, payable pro rata to its shareholders of record as of the close of business on December 24, 2007, due and payable at the close of business on January 3, 2008. The Company has recorded a dividend liability of $16,384,000, reflecting the fair value of the MetroPCS shares to be distributed as of December 31, 2007. Following the payment of the dividend, the Company held 150,949 shares of MetroPCS common stock.

Note 4 - Long-term Debt

As of December 31, 2007 and 2006, the Company had no long-term debt. On July 21, 2006, the Company paid all of the outstanding amounts owed under its Credit Agreement with Wells Fargo in the amount of $1,552,000, thus terminating both the term loan and the related line of credit.

Note 5 - Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the six months ended December 31, 2007 and December 31, 2006 was 1,000 and 23,000, respectively.  The calculation of diluted earnings per share for the six months ended December 31, 2007 and December, 2006 excluded stock options to purchase of zero shares and 26,500 shares, respectively because the effect would have been anti-dilutive.

The effect of dilutive options on the weighted average number of shares for the three months ended December 31, 2007 and December 31, 2006 was 1,000 shares and 23,000, respectively.  The calculation of diluted earnings per share for the three months ended December 31, 2007 and December 31, 2006 excluded stock options to purchase zero shares and 26,500 shares, respectively because the effect would have been anti-dilutive.

Note 6 - Stock-Based Compensation

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation (which was previously followed by the Company), and SFAS No. 123(R) were materially consistent under our equity plans, and because all of the Company’s stock options issued prior to July 1, 2005 were fully vested as of July 1, 2005, the adoption of SFAS No. 123(R) did not have an impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our net income for the six months ended December 31, 2007 includes $19,000 in stock compensation costs related to non-qualified stock options with a tax benefit of $7,000. Our net income for the three months ended December 31, 2007 includes $9,000 in stock compensation costs related to non-qualified stock options with a tax benefit of $3,000.

On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation to encourage officers, directors, consultants and other key employees of the Company to attain high performance and encourage stock ownership in the Company. The maximum number of shares of common stock issuable over the term of the 2002 Stock Option Plan is 150,000 shares. No participant in the 2002 Plan may be granted stock options, direct stock issuances and share right awards for more than 15,000 shares of common stock in total in any calendar year. The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of stock options must at least be equal to 85% of the fair market value of the common stock on the date of grant. The contractual life of the options is ten years. Options issued under the 2002 plan may be fully vested and exercisable on the date of grant, or may be subject to term-based or performance-based vesting. Prior to adoption of the 2002 Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

A summary of the status of the Company’s stock option plans at December 31, 2007, with changes during the six months ended December 31, 2007, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2007	57,000	$10.42
Granted	-	-
Exercised	(52,000)	10.27
Cancelled	-	-
Balance, December 31, 2007	5,000	$13.05	8.96	$65

Exercisable, December 31, 2007	5,000	$13.05	8.96	$65

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of December 31, 2007:

	Options outstanding		Options exercisable
Weighted-
		average	Weighted-		Weighted-
		Remaining	average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price
$13.05	5,000	8.96	$13.05	5,000	$13.05

As of December 31, 2007, the weighted average remaining contractual life of stock options exercisable was 8.96 years and their aggregate intrinsic value was $65,000. The total intrinsic value of stock options exercised during the three and six months ended December 31, 2007 was $735,000 and $735,000, respectively. The total intrinsic value of stock options exercised during the three and six months ended December 31, 2006 was $411,000 and $411,000, respectively.

The summary of non-vested options outstanding under the Company’s 2002 Plan during the six months ended December 31, 2007 is presented below:

Six Months Ended
December 31, 2007
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Unvested balance at beginning of period	6,000	$4.08
Granted	-	-
Forfeited	-	-
Vested	(6,000)	4.08
Unvested balance at end of period	-	-

Note 7 - Related Parties

On July 1, 2006, the Company entered into an agreement with the Bugatto Investment Company ("BIC") "2006 Agreement", an entity controlled by a board member David J. Bugatto, under which BIC was to provide consulting services to the Company.  The Company paid Bugatto Investment Company the sum of $100,000 upon execution of this Agreement. In addition, the Company paid Bugatto Investment Company an additional $50,000 on June 15, 2007, upon the satisfaction of certain conditions and actions specified by Sonoma County in connection with approval of certain land use entitlement changes, as contemplated in the 2006 Agreement.

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

During the six months ended December 31, 2007 and December 31, 2006, the Company incurred $3,000 and $8,000 respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party Expenses.  As of December 31, 2007, the Company had a payable to Bugatto Investment Company of $300.

Note 8 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the six months ended December 31, 2007 and December 31, 2006 of $1,368,000 and $1,247,000, respectively. The leases have terms which range from month-to-month to expiration dates through 2017. As of December 31, 2007, assuming none of the existing leases are renewed or no additional space is leased; the following will be the future minimum lease income:

Year Ending June 30	Amount
Balance of 2008	$1,598,000
2009	2,028,000
2010	1,874,000
2011	1,773,000
2012	1,141,000
Thereafter through 2017	559,000
Total	$8,973,000

Note 9 - Subsequent Events

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ on January 10, 2008, that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some stockholders who traded during the January 4, 2008 through January 10, 2008 window.  The Company is currently identifying the affected shareholders to compensate them for their loss. The Company believes that it is indemnified by a third-party service provider for such losses and does not expect to incur any material net expenses related to such losses.

As a result of the distribution of the MetroPCS shares, the Company is subject to a tax liability of approximately $5,046,000 payable on or before June 16, 2008.  In order to finance such obligation, the Company is exploring securing a third party loan or selling the remaining 150,949 MetroPCS shares to fund the dividend-related tax bill.

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

The financial statements included herein are presented as of, and for the three and six months ended December 31, 2007 and 2006 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

OVERVIEW

The Company’s business consists of its real estate management and rental operations.  As of December 31 2007, the Company also owned 993,297 shares of stock of a publicly traded wireless telecommunications company, MetroPCS. The management of the Company is pleased with the favorable leasing activity that has taken place at the Company’s properties during the past year.  The Company paid off the Company’s existing loan with Wells Fargo in July 2006, and as a result of the MetroPCS dividend, a tax liability of $5,046,000 resulted at the corporate level, payable on or before June 16, 2008.  In order to finance such obligation, the Company is exploring securing a third party loan or using the remaining MetroPCS shares to partially fund the dividend-related tax bill.  The Company’s rental operations include industrial/agricultural property, some of which was formerly used in its discontinued fruit processing businesses.  This commercial property is now being rented to third parties.  The Company’s primary business revenue is generated from the leasing of its two properties located in Sebastopol, California.

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

In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of common stock. MetroPCS began trading its stock on the open market April 19, 2007, at which point the Company was able to determine the fair value of its investment in MetroPCS. Prior to this date, the fair value of the MetroPCS investment could not be readily determined and thus had been accounted for at cost. The Company now classifies the investment as “available-for-sale,” and accounts for its investment at fair value.  Per FAS 115, the unrealized increase in fair value has been reflected as an increase in shareholders’ equity net of the tax effect, and has not been reflected on the Statement of Income.

The fair value of the investment in MetroPCS reflected in the balance sheet was $19,320,000 as of December 31, 2007. The fair value was derived from the publicly traded stock price as of December 31, 2007. The deferred tax liability associated with the unrealized gain on the increase to fair value of $6,740,000 was reflected in the balance sheet as of December 31, 2007.  As of December 31, 2007, $10,179,000 ($16,919,000 less the deferred tax liability of $6,740,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity. Prior to April 19, 2007, there was no readily determinable fair value for the Company’s investment in MetroPCS; therefore the investment was reported at cost for years ended and quarters ended prior to June 30, 2007. The investment in MetroPCS was recorded at $2,401,000, using the cost method at June 30, 2006.

On December 20, 2007, the Company declared a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS stock to its shareholders.  The fair value of those 842,348 shares of MetroPCS stock on December 31, 2007 was $16,384,000 and has been recorded as a dividend liability   As a result of the MetroPCS dividend, a tax liability of $5,046,000 resulted at the corporate level, payable on or before June 16, 2008.  In order to finance such obligation, the Company is exploring securing a third party loan or using the remaining  MetroPCS shares to fund the dividend-related tax bill.

 RESULTS OF OPERATIONS

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on a total of 82 acres of land and have a combined leaseable area of 427,000 square feet (376,000 under roof and 51,000 outside). The tenants have original lease terms ranging from month-to-month to ten years, with options to extend the longer-term leases. As of December 31, 2007, there were 33 tenants with leases comprising 426,000 square feet of leasable space (375,000 under roof and 51,000 outside) or 99.8% of the total leasable area. As of the end of December 31, 2006, there were 32 tenants with leases that comprised 413,000 square feet of leasable space (348,000 under roof and 65,000 outside) or 94% of the total leasable area.

Rental Revenue. For the six months ended December 31, 2007, rental revenue increased $121,000 or 10% as compared to the corresponding period in the prior year. This increase was primarily a result of increased revenues from expansion by six existing tenants under term leases of $86,000, the addition of five new tenants generating revenues of $258,000 and annual Consumer Price Index increases and lease renewal rate increases of $29,000. This increase in tenant demand was not anticipated and was primarily a result of an increase in tenants’ business volume. The increase was partially offset by eight tenants who vacated or decreased their leased space by $248,000.

For the three months ended December 31, 2007 rental revenue increased $68,000 or 11% as compared to the three months ended December 31, 2006. This increase was primarily a result of increased revenues from expansion by six existing tenants under term leases of $38,000, the addition of five new tenants generating revenues of $154,000 and annual Consumer Price Index increases and lease renewal rate increases of $11,000. This increase in tenant demand was not anticipated and was primarily a result of an increase in tenants’ business volume. The increase was partially offset by eight tenants who vacated or decreased their leased space by $135,000.

Tenant Reimbursements. For the six months ended December 31, 2007, tenant reimbursements decreased $50,000, or 14% as compared to the six months ended December 31, 2006. Such reimbursements related primarily to the decrease of energy and water consumption by tenants.  The Company’s costs for such items are passed along to the tenants at the Company’s cost.

For the three months ended December 31, 2007, tenant reimbursements decreased $12,000, or 8% as compared to the three months ended December 31, 2006. Such reimbursements related primarily to the decrease of energy and water consumption by tenants.  The Company’s costs for such items are passed along to the tenants at the Company’s cost.

Operating Costs. For the six months ended December 31, 2007, total operating costs increased $18,000, or 1%, compared to the six months ended December 31, 2006. Of this increase, operating costs - related party decreased $5,000 and other operating costs increased $23,000. The decrease in related party expenses was primarily the result of a $5,000 reduction in real estate consulting fees payable to one of the members of our Board of Directors, David Bugatto. The increase of $23,000 in other operating costs is primarily related to the increase in accounting fees of $44,000 due to the Annual Report Form 10-K consent from the former auditors and recent regulation compliance, an increase in salary of $51,000 to Walker R. Stapleton as the President and Chief Executive Officer of the Company, legal fees of $34,000, facility water system costs of $36,000, real estate incentive compensation of $10,000 and various miscellaneous expenses of $52,000 ..  These were reduced by decreases in non-cash stock compensation of $77,000 and repairs and maintenance of $54,000, utilities of $53,000 and amortization of loan fees of $20,000. The Company continues to closely scrutinize all discretionary spending as efforts to reduce and/or maintain expenses continue to be an important management focus. Total operating expenses are expected to remain relatively consistent over the remainder of fiscal 2008.

For the three months ended December 31, 2007, total operating costs decreased $119,000, or 15%, compared to the three months ended December 31, 2006. Of this decrease, operating costs - related party decreased $3,000 and other operating costs decreased $116,000. The decrease in related party expenses was primarily the result of a $3,000 reduction in real estate consulting fees payable to one of the members of our Board of Directors, David Bugatto. The decrease of $116,000 in other operating costs is primarily related to the decreased non-cash stock compensation of $87,000, repairs and maintenance of $65,000 and utilities of $25,000. These were reduced by increases in accounting fees of $27,000,  legal fees of $14,000, Board of Director fees of $12,000 and various miscellaneous expenses of $8,000.

Interest Income. For the six months ended December 31, 2007, the Company generated $81,000 of interest income on its cash balances as compared to $69,000 in the six months ended December 31, 2006. The exercise of stock options along with cash provided by operations during the six months  ended December 31, 2007 increased the invested cash account, which generated more interest income for the Company when compared to the same six months ended December 31, 2006. During the three months ended December 31, 2007, the Company benefited from the additional exercise of stock options and the increased invested cash account which generated more interest income for the Company when compared to the same three months ended December 31, 2006.

For the three months ended December 31, 2007, the Company generated $37,000 of interest income on its cash balances as compared to the $35,000 in the three months ended December 31, 2006.

Liquidity and Capital Resources

The Company had cash of $4,492,000 and $3,587,000 at December 31, 2007, and June 30, 2007, respectively. The increase in cash and cash equivalents of $905,000 since June 30, 2007 was primarily the result of cash provided by the exercise of stock options of $534,000 and cash provided from operating activities of $350,000.

Cash flows from operating activities are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place.

The Company believes that its existing resources, together with anticipated cash from operating activities, will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months.

As a result of the MetroPCS dividend, a tax liability of $5,046,000 resulted at the corporate level, payable on or before June 16, 2008.  In order to finance such obligation, the Company is exploring securing a third party loan or using the remaining MetroPCS shares to fund the dividend-related tax bill.

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

Valuation of Investments Securities – In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of MetroPCS Common Stock.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares. The Company currently classifies the investment as available-for-sale and it is carried at fair value. Net unrealized gains or losses on available-for-sale securities are reported as a component of other comprehensive income in the Statement of Changes in Shareholders’ Equity.

The fair value of the investment in MetroPCS reflected in the balance sheet was $19,320,000 as of December 31, 2007. The fair value was derived from the publicly traded stock price as of December 31, 2007. The deferred tax liability associated with the unrealized gain on the increase to fair value of $6,971,000 was reflected in the balance sheet as of December 31, 2007.  As of December 31, 2007, $10,179,000 ($16,919,000 less the deferred tax liability of $6,740,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity. Prior to April 19, 2007, there was no readily determinable fair value for the Company’s investment in MetroPCS; therefore the investment was reported at cost for years ended and quarters ended prior to June 30, 2007. The investment in MetroPCS was recorded at $2,401,000, using the cost method at June 30, 2006.

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

Item 4. Controls and Procedures

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on December 17, 2007, the following proposals were adopted by the margins indicated:

		Number of Shares
		Voted For	Voted Against	Withheld
1.	To elect four directors to hold office until the Annual Meeting of Stockholders to be held in 2008 or until their respective successors have been elected or appointed
	Walker R. Stapleton	978,257		69,694
	David J. Bugatto	905,300		142,651
	Robert W. C. Davies	986,672		61,279
	David A. Janke	986,672		61,279
2.	To ratify the appointment of the accounting firm of Macias Gini & O’Connell LLP as independent auditors for the fiscal year ending June 30, 2008.	1,047,952	-	-
3.	For transaction of such other business as may come before the meeting	855,814	89,152	72,985

Item 5. Other Information

None

Item 6.  Exhibits

31.1	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 +
_________________________

*           Filed herewith.

+           Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2008

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