Form 10-Q
period 2008-03-31
SONOMAWEST HOLDINGS INC
filed 2008-05-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2008 or

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

                          YES:    X                                              NO:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

                                               Large accelerated filer  ___                                            Accelerated filer  ____
                                               Non-accelerated filer    ___                        Smaller reporting company       X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                          YES:                                                    NO:     X

As of May 15, 2008, there were 1,240,367 shares of common stock, par value $.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
MARCH 31, 2008 AND JUNE 30, 2007
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

	March 31, 2008 (unaudited)	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,916	$3,587
Marketable securities, fair value	2,566	32,819
Accounts receivable	5	39
Other receivables	49	21
Prepaid income taxes	-	85
Prepaid expenses	39	154
Total current assets	7,575	36,705
RENTAL PROPERTY, net	1,077	1,210
DEFERRED INCOME TAXES, net	246	222
PREPAID COMMISSIONS AND OTHER ASSETS	217	167
Total assets	$9,115	$38,304
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$129	$111
Dividend claims payable	49	-
Accrued payroll and related liabilities	26	204
Income taxes payable	5,432	-
Accrued expenses	117	108
Unearned rents	155	102
Tenant deposits	439	376
Deferred income taxes, net	463	12,023
Total current liabilities	6,810	12,924
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no par value; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,240 and 1,188 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	-	3,625
Accumulated other comprehensive income	1,324	18,301
Retained earnings	981	3,454
Total shareholders’ equity	2,305	25,380
Total liabilities and shareholders’ equity	$9,115	$38,304

The accompanying unaudited notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Nine Months		Three Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
RENTAL REVENUE –NET	$2,052	$1,876	$684	$629
TENANT REIMBURSEMENTS	409	518	98	157
TOTAL REVENUE	2,461	2,394	782	786

OPERATING COSTS	1,892	1,919	526	576
OPERATING COSTS - RELATED PARTY EXPENSE	6	10	3	2
TOTAL OPERATING COSTS	1,898	1,929	529	578
OPERATING INCOME	563	465	253	208

INTEREST EXPENSE	(15)	(7)	(15)	-
INTEREST INCOME	125	108	44	39
LOSS ON RETIREMENT OF RENTAL PROPERTY	(2)	-	-	-
GAIN ON SALE OF INVESTMENTS	12,666	-	12,666	-
OTHER INCOME (LOSS)	5	2	2	(1)
INCOME BEFORE TAXES	13,342	568	12,950	246
INCOME TAX PROVISION	5,368	230	5,199	98
NET INCOME	$7,974	$338	$7,751	$148

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,208	1,148	1,188	1,157
Diluted	1,209	1,165	1,188	1,184

INCOME PER COMMON SHARE:
Basic	$6.60	$0.29	$6.52	$0.13
Diluted	$6.60	$0.29	$6.52	$0.13

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2008
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Accumulated
			Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Income	Earnings	Equity
BALANCE, JUNE 30, 2007	1,188	$3,625	$18,301	$3,454	$25,380
Comprehensive income:
Net Income	-	-	-	7,974	7,974
Other comprehensive loss - Change in fair value on available -for- sale securities, net of tax benefit ($11,240)	-	-	(16,977)	-	(16,977)
Total comprehensive loss					(9,003)
Property dividend	-	(4,255)	-	(10,447)	(14,702)
Stock compensation expense	-	19	-	-	19
Issuance of common stock	52	534	-	-	534
Tax benefit on exercise of options	-	77	-	-	77
BALANCE, MARCH 31, 2008	1,240	$-	$1,324	$981	$2,305

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,974	$338
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments	(12,666)	-
Loss on retirement of rental property	2	-
Stock compensation expense	19	106
Depreciation and amortization expense	148	160
Deferred income tax benefit	(344)	6
Changes in assets and liabilities:
Accounts receivable	34	-
Other receivables	(28)	5
Prepaid income taxes	85	17
Prepaid expenses	115	95
Prepaid commissions and other assets	(50)	(3)
Accounts payable	18	(149)
Dividends claims payable	49	-
Accrued payroll and related liabilities	(178)	(60)
Accrued expenses	9	(110)
Income taxes payable	5,432	-
Unearned rents	53	15
Tenant deposits	63	57
Net cash provided by operating activities	735	477

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(17)	(10)
Net cash used for investing activities	(17)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	-	(1,552)
Tax benefit from exercise of stock options	77	145
Exercise of stock options	534	337
Net cash provided by (used for) financing activities	611	(1,070)
NET INCREASE (DECREASE) IN CASH	1,329	(603)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,587	3,851
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,916	$3,248

Supplemental Cash Flow Information
	2008	2007
Property Dividend	$14,702	$-
Interest paid	$-	$18
Taxes paid	$117	$63

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying financial statements and related notes, they should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for the nine months ended March 31, 2008, are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2008.

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

As of March 31, 2008, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value.

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

Note 2 - New Accounting Pronouncements

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an Interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of FIN 48, the Company recognized no change in liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of July 1, 2007 (adoption date) and March 31, 2008.  Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for July 1, 2007 and March 31, 2008.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes.  As of March 31, 2008, the Company has no amount accrued for the payment of interest and penalties related to unrecognized tax benefits, and no amounts as of the adoption date of FIN 48.

The U.S. tax return years 2003 through 2006 remain open to examination by tax authorities.   The State tax return years 2001 to 2006 remain open to examination by tax authorities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is generally effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 clarifies the definition of fair value, provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded disclosures about fair value measurements.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS No.157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  In addition, in February 2008, the FASB also issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurements under Statement 13, which excludes from the scope of SFAS No. 157 fair value measurements made for purposes of applying FASB Statement No. 13, Accounting for Leases, and related interpretive accounting pronouncements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted in certain circumstances provided that the entity also elects to adopt the provisions of SFAS No. 157, Fair Value Measurements.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) which replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS No. 141R alters the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS No. 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R and expects results of operations, cash flows or financial position would only be impacted in relation to future business combination activities, if any.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS No. 160”), the objective of which is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company has no minority interests in other companies that would have a material impact on results of operations, cash flows or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 161 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of adoption of SFAS No. 162 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

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

On December 20, 2007, the Board of Directors declared a dividend of 842,316 shares of MetroPCS, subsequently amended to 842,348 shares, payable pro rata to its shareholders of record as of the close of business on December 24, 2007, due and payable at the close of business on January 3, 2008. At that time, the Company recorded a dividend liability of $16,384,000, reflecting the approximate fair value of the MetroPCS shares to be distributed. Following the payment of the dividend, the Company held 150,949 shares of MetroPCS common stock with a fair value of $2,566,000 at March 31, 2008.

Note 4 - Long-term Debt

As of March 31, 2008 and 2007, the Company had no long-term debt. On July 21, 2006, the Company paid all of the outstanding amounts owed under its Credit Agreement with Wells Fargo in the amount of $1,552,000, thus terminating both the term loan and the related line of credit.

Note 5 - Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the nine months ended March 31, 2008 and March 31, 2007 was 1,000 and 17,000, respectively.   There were no antidilutive securities for the nine months ended March 31, 2008 and March 31, 2007.

The effect of dilutive options on the weighted average number of shares for the three months ended March 31, 2008 and March 31, 2007 was zero shares and 27,000, respectively.  The calculation of diluted earnings per share for the three months ended March 31, 2008 and March 31, 2007 excluded stock options to purchase 5,000 shares and zero shares, respectively because the effect would have been anti-dilutive.

Note 6 - Stock-Based Compensation

Our net income for the nine months ended March 31, 2008 includes $19,000 in stock compensation costs related to non-qualified stock options with a tax benefit of $7,000. Our net income for the three months ended March 31, 2008 includes no stock compensation costs related to non-qualified stock options.

A summary of the status of the Company’s stock option plans at March 31, 2008, with changes during the nine months ended March 31, 2008, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2007	57,000	$10.42
Granted	-	-
Exercised	(52,000)	10.27
Cancelled	-	-
Balance, March 31, 2008	5,000	$13.05	8.71	$0
Exercisable, March 31, 2008	5,000	$13.05	8.71	$0

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of March 31, 2008:

	Options outstanding		Options exercisable
Weighted-
		average	Weighted-		Weighted-
		Remaining	average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price
$13.05	5,000	8.71	$13.05	5,000	$13.05

As of March 31, 2008, the weighted average remaining contractual life of stock options exercisable was 8.71 years and there was no aggregate intrinsic value. The total intrinsic value of stock options exercised during the three and nine months ended March 31, 2008 was zero and $866,000, respectively. The total intrinsic value of stock options exercised during the three and nine months ended March 31, 2007 was $394,000 and $805,000, respectively.

Note 7 - Related Parties

On July 1, 2006, the Company entered into an agreement with the Bugatto Investment Company ("BIC") “2006 Agreement”, an entity controlled by a board member, David J. Bugatto, under which BIC was to provide consulting services to the Company.  The Company paid BIC the sum of $100,000 upon execution of this Agreement. In addition, the Company paid an additional $50,000 on June 15, 2007, upon the satisfaction of certain conditions and actions specified by Sonoma County in connection with approval of certain land use entitlement changes, as contemplated in the 2006 Agreement.

On July 1, 2007, following approval by the Board of Directors of the Company, with David J. Bugatto not participating or voting, the Company entered into a new consulting agreement with BIC (the “New Agreement”). The New Agreement became effective July 1, 2007, immediately after expiration of the term of the existing 2006 Agreement described above. Under the New Agreement, BIC has agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the same hourly rate of $225 per hour as that contained in the 2006 Agreement.

During the nine months ended March 31, 2008 and March 31, 2007, the Company incurred $6,000 and $10,000 respectively, for real estate consulting services provided by BIC.  These expenses are included in Operating Costs - Related Party Expenses.  As of March 31, 2008, the Company had a payable to BIC of $1,000.

Note 8 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the nine months ended March 31, 2008 and March 31, 2007 of $2,0852,000 and $1,899,000, respectively. The leases have terms which range from month-to-month to leases with expiration dates through 2017. As of March 31, 2008, assuming none of the existing leases are renewed or no additional space is leased; the following will be the future minimum lease income:

Year Ending June 30,	Amount
Balance of 2008	$690,000
2009	2,358,000
2010	2,008,000
2011	1,873,000
2012	1,164,000
Thereafter through 2017	559,000
Total	$8,652,000

Note 9 – Commitments and Contingencies

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company has analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of March 31, 2008, $265,000 has been paid to shareholders who have made substantiated claims and $49,000 has been accrued as Dividend claims payable with an offset to Other receivables.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims.

Note 10 - Subsequent Events

Effective April 2008, the Company offered its employees the option of contributing to a defined contribution savings and retirement plan (the “SARP”) qualifying under section 401(k) of the Internal Revenue Code. Participation in the SARP is available to all employees who have completed 1,000 or more hours of service with the Company during certain twelve-month periods and have attained the age of twenty-one. Beginning on April 10, 2008, participants may contribute up to 100% of their pay to the SARP, subject to IRS limits. The Company matches 100% of the employee's contribution up to a maximum of 6% of the employee's eligible pay. The Company match is immediately vested for employees with 6 years or more of service to the Company. The SARP also includes a profit sharing component and contributions to the profit sharing component of the plan are at the discretion of the Board of Directors.

On May 9, 2008, the Board of Directors issued 5,000 stock options to each Director and 10,000 stock options to Walker R. Stapleton, President, CEO/CFO.  All options were vested in full on the date of the grant.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

SonomaWest Holdings, Inc. (“we” or the "Company") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can generally be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and other cautionary statements set forth therein and in this Quarterly Report  on Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements included herein are presented as of, and for the three and nine months ended March 31, 2008 and 2007 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

OVERVIEW

The Company’s business consists of its real estate management and rental operations.  As of March 31, 2008, the Company also owned 150,949 shares of stock of a publicly traded wireless telecommunications company, MetroPCS. The management of the Company believes that the leasing activity that has taken place at the Company’s properties during the past year has been positive, in that substantially all of the leasable space is under lease at March 31, 2008.  The Company’s rental operations include industrial/agricultural property, some of which was formerly used in its discontinued fruit processing businesses.  This commercial property is now being rented to third parties.  The Company’s primary business revenue is generated from the leasing of its two properties located in Sebastopol, California.

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

On December 20, 2007, the Company declared a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS stock to its shareholders.  The fair value of those 842,348 shares of MetroPCS stock on December 31, 2007 was $16,384,000 and had been recorded as a qualified dividend liability.   As of March 31, 2008, the fair value of the 842,316 shares of MetroPCS distributed to shareholders this quarter as a qualified dividend, was $14,703,000.  As a result of the MetroPCS dividend, the Company realized a taxable gain of $12,667,000 resulting in a corresponding tax liability of $5,046,000 to the Company, payable on or before June 16, 2008.  In order to finance such obligation, the Company is exploring securing a third party loan or using the remaining MetroPCS stock to fund the dividend-related tax bill.

The fair value of the remaining investment in MetroPCS reflected in the balance sheet was $2,566,000 as of March 31, 2008. The fair value was derived from the publicly traded stock price as of March 31, 2008. The deferred tax liability associated with the unrealized gain on the increase to fair value of $877,000 was reflected in the balance sheet as of March 31, 2008.  As of March 31, 2008, $1,324,000 ($2,201,000 less the deferred tax liability of $877,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity. Prior to April 19, 2007, there was no readily determinable fair value for the Company’s investment in MetroPCS; therefore the investment was reported at cost for years ended and quarters ended prior to June 30, 2007. The Company now classifies the investment as “available-for-sale,” and accounts for its investment at fair value.  Per FAS 115, the unrealized increase in fair value has been reflected as an increase in shareholders’ equity net of the tax effect, and has not been reflected on the Statement of Income.

 RESULTS OF OPERATIONS

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on a total of 82 acres of land and have a combined leaseable area of 427,000 square feet (376,000 under roof and 51,000 outside). The tenants have original lease terms ranging from month-to-month to ten years, with options to extend the longer-term leases. As of March 31, 2008, there were 33 tenants with leases comprising 426,000 square feet of leasable space (375,000 under roof and 51,000 outside) or substantially all of the total leasable area. As of the end of March 31, 2007, there were 34 tenants with leases that comprised 431,000 square feet of leasable space (366,000 under roof and 65,000 outside) or 99% of the total leasable area.

Rental Revenue. For the nine months ended March 31, 2008, rental revenue increased $176,000, or 9%, as compared to the corresponding period in the prior year. This increase was primarily a result of increased revenues from expansion by six existing tenants under term leases of $116,000, the addition of five new tenants generating revenues of $352,000, two new tenants from the prior year of $31,000 and annual Consumer Price Index increases and lease renewal rate increases of $44,000. This increase in tenant demand was primarily a result of an increase in tenants’ business volume. The increase was partially offset by ten tenants who vacated or decreased their leased space, reducing rental revenue by $367,000.

For the three months ended March 31, 2008, rental revenue increased $55,000 or 9% as compared to the three months ended March 31, 2007. This increase was primarily a result of increased revenues from expansion by six existing tenants under term leases of $46,000, the addition of five new tenants generating revenues of $128,000 annual Consumer Price Index increases and lease renewal rate increases are included above. This increase in tenant demand was primarily a result of an increase in tenants’ business volume. The increase was partially offset by ten tenants who vacated or decreased their leased space, reducing rental revenue by $119,000.

Tenant Reimbursements. For the nine months ended March 31, 2008, tenant reimbursements decreased $109,000, or 21% as compared to the nine months ended March 31, 2007. Such reimbursements related primarily to the decrease of energy and water consumption by tenants.  The Company’s costs for such items are passed along to the tenants at the Company’s cost.

For the three months ended March 31, 2008, tenant reimbursements decreased $59,000, or 38% as compared to the three months ended March 31, 2007. Such reimbursements related primarily to the decrease of energy and water consumption by tenants.  The Company’s costs for such items are passed along to the tenants at the Company’s cost.

Operating Costs. For the nine months ended March 31, 2008, total operating costs decreased $31,000, or 2%, compared to the nine months ended March 31, 2007. Of this decrease, operating costs – related-party decreased $4,000 and other operating costs decreased by a total of $27,000. The decrease in related- party expenses was the result of a $4,000 reduction in real estate consulting fees payable to one of the members of our Board of Directors, David Bugatto. The decrease of $27,000 in other operating costs is primarily related to the decrease in repairs and maintenance by a total of $70,000, primarily related to roofing, a decrease in non-cash stock compensation of $88,000, a reduction in depreciation of $10,000, a reduction in loan fees of $20,000, a reduction in Delaware Franchise tax of $16,000 and various miscellaneous reductions of $60,000. These were offset by an increase in salary of $77,000 to Walker R. Stapleton as the President and Chief Executive Officer of the Company, facility water system costs of $43,000, various accounting fees of $47,000 due to the Annual Report Form 10-K former auditor consent and an increase in recent regulatory compliance, legal fees of $29,000, Board of Director Fees of $19,000, Sarbanes-Oxley Compliance Consultants of $12,000 and real estate incentive compensation of $10,000. The Company continues to closely scrutinize all discretionary spending as efforts to reduce and/or maintain expenses continue to be an important management focus. Total operating expenses are expected to remain relatively consistent over the remainder of fiscal 2008.

For the three months ended March 31, 2008, total operating costs decreased $49,000, or 9%, compared to the three months ended March 31, 2007. Of this decrease, operating costs – related-party increased $1,000 and other operating costs decreased $50,000. The increase in related party expenses was the result of a $1,000 increase in real estate consulting fees payable to one of the members of our Board of Directors, David Bugatto. The decrease of $50,000 in other operating costs is primarily related to the decreased utilities of $62,000, decrease in repairs and maintenance of $15,000, non-cash stock compensation of $11,000 offset by an increase in salary of $26,000 to Walker R. Stapleton as the President and Chief Executive Officer of the Company and net miscellaneous other costs of $12,000.

Interest Income. For the nine months ended March 31, 2008, the Company generated $125,000 of interest income on its cash balances as compared to $108,000 in the nine months ended March 31, 2007. The exercise of stock options along with cash provided by operations during the nine months ended March 31, 2008 increased the invested cash account, which generated more interest income for the Company when compared to the same nine months ended March 31, 2007.

For the three months ended March 31, 2008, the Company generated $44,000 of interest income on its cash balances as compared to the $39,000 in the three months ended March 31, 2007.

Liquidity and Capital Resources

The Company had cash of $4,916,000 and $3,587,000 at March 31, 2008, and June 30, 2007, respectively. The increase in cash and cash equivalents of $1,329,000 since June 30, 2007 was primarily the result of cash provided by the exercise of stock options of $534,000 and cash provided from operating activities of $735,000, which were offset by capital expenditures of $17,000.

Cash flows from operating activities are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place.

As a result of the MetroPCS dividend, a tax liability of $5,046,000 resulted at the corporate level, payable on or before June 16, 2008.  In order to finance such obligation, the Company is exploring securing a third-party loan or using the remaining MetroPCS shares to fund the dividend-related tax bill.

The Company believes that its existing resources, together with anticipated cash from operating activities and either obtaining a loan or the sale of MetroPCS stock will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months.

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

Valuation of Investment Securities – In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of MetroPCS Common Stock.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares. The Company currently classifies the investment as available-for-sale and it is carried at fair value. Net unrealized gains or losses on available-for-sale securities are reported as a component of other comprehensive income in the Statement of Changes in Shareholders’ Equity.

The fair value of the investment in MetroPCS reflected in the balance sheet was $2,566,000 as of March 31, 2008. The fair value was derived from the publicly traded stock price as of March 31, 2008. The deferred tax liability associated with the unrealized gain on the increase to fair value of $877,000 was reflected in the balance sheet as of March 31, 2008.  As of March 31, 2008, $1,324,000 ($2,201,000 less the deferred tax liability of $877,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity. Prior to April 19, 2007, there was no readily determinable fair value for the Company’s investment in MetroPCS; therefore the investment was reported at cost for years ended and quarters ended prior to June 30, 2007.

Please refer to Item 2 of our Annual Report on Form 10-K for the year ended June 30, 2007, for information pertaining to our critical accounting policies for the stock-based compensation, valuation allowance on deferred taxes and revenue recognition.   There have been no changes to our critical accounting polices since June 30, 2007, the date of our audited financial statements.

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

Item 4. Controls and Procedures

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 May 15, 2008

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