Form 10-K
period 2008-06-30
SONOMAWEST HOLDINGS INC
filed 2008-09-29
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended June 30, 2008

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

              YES     X                                NO  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES  ___NO     X

Aggregate market value of common stock held by non-affiliates based on the closing price of the registrant’s common stock as reported in the “pink sheets” published by The Pink Sheets LLC on December 31, 2007: $11,069,012  For the purposes of the foregoing calculations, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

As of September 26, 2008, there were 1,251,367 shares of common stock, par value $0.0001 per share, outstanding which is the only class of shares publicly traded.

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended June 30, 2008.

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

PART I

Items 1 and 2.  Business and Properties

SonomaWest Holdings, Inc., formerly Vacu-dry Company, was incorporated in 1946 and currently operates as a real estate management and rental company. The Company’s rental operations include two industrial/agricultural properties.  The commercial property is now being rented to third parties.  The Company’s primary operating revenue is generated from the leasing of its two properties located in Sebastopol, California.

The properties are leased to multiple tenants with leases ranging in length from month-to-month to thirteen years.  Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance measures.

On July 15, 2008, the Board of Directors of the Company declared a dividend of the remaining 150,943 shares of MetroPCS Communications, Inc. (“MetroPCS”) common stock, payable pro rata to the Company’s shareholders of record as of the close of business on July 28, 2008, due and payable on the close of business on August 18, 2008.  The Company distributed the entirety of its MetroPCS shares, and any shares held back were for rounding purposes only.

Properties

The Company owns two properties together comprising 91.24 acres in West Sonoma County, approximately 56 miles north of San Francisco.  The properties are four miles apart, north and south of the town of Sebastopol located in the “Russian River Valley” wine appellation district.

SonomaWest Industrial Park South. This property (the “South property”) consists of 15.2 acres of land immediately south of Sebastopol at 1365 Gravenstein Highway South.  Improvements on the property consist of five connected buildings on a parcel approximately five acres in size with an aggregate of 85,882 square feet of leasable space under roof.  In addition, there is 4,458 square feet of outside area that is currently leased. The available space is suited for commercial rental.  All buildings have fire sprinkler protection.  Other features include ample parking, security and a location close to major north-south and east-west traffic arteries. The property is zoned for “limited industrial” use, meaning that permitted uses include agricultural/food processing, light industry, related offices to support industrial tenant activities, warehousing or storage.  Adjacent to the occupied five-acre site are two additional undeveloped Company owned parcels approximately two acres and eight acres in size.  These parcels are zoned “limited industrial” and “low density residential,” respectively.

As of June 30, 2008, 100% of the leasable space under roof at the South property had been leased to nine tenants on a month-to-month or longer-term basis. In addition, there is 4,458 square feet of outside space that has also been leased.  Lease terms for all property range from month-to-month to ten years with options to extend the lease term.

The following table sets forth information as of June 30, 2008, concerning future lease expirations and other data related to the South property.

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases	Annual Rent Represented by Remaining Long-term Leases
2009	0	85,335	$ 580,043
2010	1	85,335	$ 563,679
2011	2	76,733	$ 496,409
2012	1	59,238	$ 129,214
2013	0	5,417	$ 28,784
Thereafter	0	5.417	$ 124,731

The table above does not include month-to-month leases. For the year ended June 30, 2008, 3% of the Company’s South property rental revenue was generated from month-to-month leases. As of June 30, 2008, approximately 2.5% or 2,236 square feet of the South property’s total square footage was covered by month-to-month leases.

       As of June 30, 2008, the federal tax basis of the property was $260,184, the accumulated book depreciation was $1,096,033 and the book net carrying value was $198,633.  Depreciation expense is calculated on a straight-line basis for book purposes and through various methods for tax purposes.  The real estate taxes for this property for the year ended June 30, 2008 were $15,110.  The Company has no debt associated with this property.

SonomaWest Industrial Park North.  This property (the “North property”) consists of 76.04 acres of land approximately two miles north of Sebastopol at 2064 Gravenstein Highway North.  Improvements on the property consist of 12 buildings located on approximately 27 acres with an aggregate of 289,948 square feet of leasable space under roof. In addition, there is 49,480 square feet of outside area that is currently leased. The balance of the property is dedicated to wastewater treatment and a large pond for fire protection. The principal administrative offices of the Company occupy a small portion of the North property.  The Company believes its office space is adequate for its current needs.

On March 28, 2006, Sonoma County approved modifications to the existing land use entitlements on the Company’s North property, subject to the satisfaction of certain conditions.  These land use entitlement changes, among other things, approved a rezoning of the property from “Diverse Agricultural” to “MP-Industrial Park” use and the approval of a master use permit.  The rezoning permits industrial activities consistent with the agricultural/food processing and related warehousing that currently occur on the property.  These land use approvals permit the Company to lease the property to a broader range of tenants and allow for a broader range of uses on the property.  The approvals also permit new buildings to be constructed to replace older buildings without having to reapply for additional zoning approvals or waivers.  For the Company to maintain the benefits of the land use approvals, the Company is required to take a number of actions and satisfy a number of Sonoma County conditions of approval involving the property.  The Company has begun making the expenditures and taking the actions required to satisfy these conditions, and several of the conditions have already been satisfied.  It is anticipated that all the conditions will be completed during the second quarter of fiscal year 2009.  The Company believes that these approvals are a positive development for the Company and its stockholders and potentially increases the value of the North property. The Company estimates the total cost for these improvements to be $161, 000 during the next two years, with an additional estimated $7,000 required to complete the conditions of the approval process. The Company continues to be in compliance with the terms and conditions of our master use permit. As of June 30, 2008, $31,000 had been spent on the improvements.

As of June 30, 2008, 99.8% of the leasable space under roof had been leased to twenty-three tenants on a month-to-month or longer-term basis.  An additional 49,480 square feet of outside space has also been leased.  Leases for all property range from month-to-month to thirteen years.

The following table sets forth information as of June 30, 2008 concerning future lease expirations and other data related to the North property.

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases	Annual Rent Represented by Remaining Long-term Leases
2009	3	325,435	$ 2,232,344
2010	2	267,518	$ 1,969,238
2011	1	250,801	$ 1,897,448
2012	6	247,182	$ 1,529,969
2013	2	112,843	$ 870,129
Thereafter	0	112,843	$ 2,296,314

The table above does not include month-to-month leases. For the year ended June 30, 2008, 4% of the Company’s North property rental revenue was generated from month-to-month leases. As of June 30, 2008, approximately 4.3% or 14,637 square feet of the North property’s total square footage was covered by month-to-month leases.

As of June 30, 2008, the federal tax basis of the property was $1,446,279, the accumulated book depreciation was $4,873,492 and the book net carrying value was $776,059.  Depreciation expense is calculated on a straight-line basis for book purposes and through various methods for tax purposes.  The real estate taxes for this property for the year ended June 30, 2008 were $58,438.  The Company has a $2,500,000 three-year term loan from Wachovia Bank that is secured by this property as described further in “Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operation”.

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

Other Assets

Investment in MetroPCS Communications, Inc.

Background.  During the fiscal year ended June 30, 2008, the Company held an investment in MetroPCS, a wireless telecommunications company that consummated its initial public offering on April 19, 2007.  In connection with the transaction, the Company’s shares of Series D Preferred Stock were converted into shares of common stock, representing 993,297 shares of MetroPCS.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares, which expired on October 19, 2007. The Company accounts for its investment in MetroPCS under the fair value method, as reflected in the Company’s balance sheet, which amounted to $2,673,000 as of June 30, 2008. The Company currently classifies the investment in MetroPCS as available-for-sale. Net unrealized holding gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income net of taxes. For the year ended June 30, 2008, $1,389,000 ($2,308,000 less the deferred tax liability of $919,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity.

On December 20, 2007, the Board of Directors declared a dividend of 842,316 shares of MetroPCS, subsequently amended to 842,348 shares, payable pro rata to its shareholders of record as of the close of business on December 24, 2007, due and payable at the close of business on January 3, 2008. At the time, the Company recorded realized gain of $12,666,000 from the transaction.

On July 15, 2008, the Board of Directors of the Company declared a dividend of the remaining 150,943 shares of MetroPCS, payable pro rata to the Company’s shareholders of record as of the close business on July 28, 2008, due and payable at the close of business on August 18, 2008. The Company distributed the entirety of its MetroPCS shares, and any shares held back were for rounding purposes only. On July 24, 2008, the Company was notified by NASDAQ that the ex-dividend date for the dividend was set as August 19, 2008.

Other Information

For the year ended June 30, 2008, the Company operated in one reportable segment, real estate management and rental operations.  The Company’s business is not seasonal and does not require significant working capital.  The Company does not engage in or make any expenditures with respect to research and development activities.  Revenue from tenants resulting from the Company’s leasing activities is generally payable either on the 1st or 15th day of each month.  For the year ended June 30, 2008, Vinovation, Sonoma Wine Company and Greg & Greg Inc. Winery accounted for 12%, 11% and 12% of the Company’s revenue, respectively.

Competition

The Company competes with numerous commercial property landlords who offer warehouse, manufacturing and food processing properties in the greater Petaluma/Santa Rosa area, located in central to southern Sonoma County of Northern California.  Obtaining new tenants for our properties generally requires a tenant to relocate from an existing rental property of a competitor.  The Company believes that its North property enjoys a competitive advantage over other similarly situated properties with respect to certain kinds of potential tenants because of the wastewater treatment facility located on the property, which is well suited for tenants involved in the food processing industry and more particularly, the wine processing industry.  The Company believes that its rental rates for both of its North and South properties are competitively priced relative to comparable property on the market.  Some of the Company’s competitors enjoy the advantage that their properties are newer than the Company’s properties.  The Company generally competes on the basis of location, price, service and tenant improvements, including the North property’s wastewater treatment facility.

Environmental Matters

The Company believes it has complied in all material respects with all material governmental regulations regarding protection of the environment.  In connection with the renewal of its wastewater permit (issued by the State of California), the Company was required to modify its wastewater system to separate domestic waste from its processed wastewater.  As a result, the Company has made changes to comply with these regulations and has incurred related capital expenditures of $173,000 for the total project, which was completed in September 2005.  On September 18, 2007, the Company received closure for the site investigation and remedial action of a former underground storage tank, which resulted in no additional costs. All expenses related to these contaminates are reimbursable by the State of California’s Underground Storage Tank Cleanup Fund.  In addition to these capital expenditures, the Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances, if any, that might be located on or in its properties in the future.  These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances.  The presence of such substances, or the failure to remediate such substances properly may adversely affect the owner’s ability to sell or rent the property or to borrow money using the property as collateral.  Other federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

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

Item 1A:  Risk Factors

In evaluating the Company and its business, the following risk factors should be given careful consideration, in addition to the information mentioned elsewhere in this Annual Report on Form 10-K.

Factors Related to Real Estate Industry Segment.

Our properties success depends upon the Northern California and particularly the Sonoma County economy.

Our entire rental revenues come from two properties located in Northern California and more particularly, Sonoma County.  Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties.  These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics; and property damage resulting from seismic activity.  The geographical concentration of our properties may expose us to greater economic risks than if we owned properties in several geographic regions.  Any adverse economic or real estate developments in the Sonoma County region could adversely impact our financial condition, results from operations, cash flows, quoted per share trading price of our common stock and ability to satisfy any debt service obligations. There is no assurance, in the near future, that the market will significantly improve, or not suffer a decline.

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

For the year ended June 30, 2008, we derived 100% of our operating revenue from rental income and tenant reimbursements.  A tenant may experience a downturn in its business which may weaken its financial condition and result in its failure to make timely rental payments.  In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.  The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties.  If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy.  In addition, the bankruptcy court might authorize the tenant to reject and terminate its lease.  Our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease.  Our claim for unpaid rent would likely not be paid in full.  Any losses resulting from the bankruptcy of any of our tenants could adversely impact our financial condition, results from operations, cash flow and the quoted per share trading price of our common stock.  Although we have not experienced material losses from tenant bankruptcies, tenants could file for bankruptcy protection in the future.

We may be unable to renew leases or re-let space as leases expire.

As of June 30, 2008, not taking into account month-to-month leases (which comprise approximately 4% of our total leased space), leases representing approximately 14% and 7% of the square footage of our properties will expire in 2009 and 2010, respectively.  If leases expire with then-above market rental rates we may be forced to renew or re-lease such expiring leases at rates below the existing rental rates.  We cannot give any assurance that leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current rental rates.  If the rental rates for our properties decrease, if existing tenants do not renew their leases, or if we do not re-lease a significant portion of our available space, our financial position, results of operations, cash flow and quoted per share trading price of our common stock would be adversely affected.

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

Benziger Family Winery accounted for 2% and 12% of the Company’s rental revenues for the years ended June 30, 2008 and 2007, respectively. As of September 1, 2007, Sonoma Wine Company replaced Benziger Family Winery as a tenant, and entered into a new five-year lease covering 54,244 square feet.  Sonoma Wine Company accounted for 11% of the Company’s rental revenues for the year ended June 30, 2008.  The loss of the Sonoma Wine Company when their lease expires August 31, 2012, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2008, all rental amounts owed by Sonoma Wine Company were payable within the normal billing cycle and were not past due.

Vinovation, Inc. accounted for 12% the Company’s rental revenues for the years ended June 30, 2008 and 2007, respectively. The loss of the Vinovation, Inc. when their lease expires September 30, 2011, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2008 and 2007, all rental amounts owed by Vinovation, Inc. were payable within the normal billing cycle and were not past due.

Greg & Greg, Inc. Winery accounted for 12% of the Company’s rental revenues for the years ended June 30, 2008 and 2007.  The loss of Greg & Greg, Inc. Winery when their lease expires on August 15, 2013, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2008 and 2007, all rental amounts owed by Greg & Greg, Inc. Winery were payable within the normal billing cycle and were not past due.

During the years ended June 30, 2008 and 2007, 64% and 59%, respectively, of the Companies revenues were associated with the wine industry.

Compliance with new regulations governing public company corporate governance and reporting will result in additional costs.

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs.  We, like other public companies, are preparing for new accounting practices and procedures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002.  In particular, we are providing, with this Annual Report on Form 10-K, disclosures on our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act.  Beginning with the fiscal year ending June 30, 2010, the Company’s auditors will provide an annual report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act.  Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs.  Also, there can be no assurance that we will be able to fully comply with these new laws and regulations.  Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

Factors Relating to Our Stock

Our stock price is volatile and our stock is thinly traded, sometimes resulting in a lack of liquidity.

Our stock price has from time to time experienced significant price and volume fluctuations.  For example, during fiscal 2008, the high and low sales price for the common stock was $29.80 and $5.00, respectively.  Since becoming a public company, our stock price has fluctuated in conjunction with the stock markets generally and sometimes on matters more specific to the Company, such as the public offering of MetroPCS and the Company’s distribution of its MetroPCS shares to its shareholders.  Our stock price may be expected to continue to experience significant price and volume fluctuations in response to factors specific to the Company.

The common stock is currently trading on the over-the-counter “Pink Sheets,” which is generally a less liquid market.  Continued trading on the Pink Sheets could reduce the liquidity of our common stock, cause certain investors not to trade in our common stock and result in a lower stock price.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock was traded on the Nasdaq SmallCap Market (symbol:  SWHI) until August 10, 2005, when the common stock was delisted from the Nasdaq SmallCap Market, and began trading on the over-the-counter “Pink Sheets” under the symbol “SWHI.PK.”

The quarterly high and low sales prices for the last two fiscal years were as follows:

Quarter Ending	Low	High	Adj Close*
9/30/2006	$11.50	$13.02	$2.42
12/31/2006	$10.45	$14.00	$2.57
3/31/2007	$12.50	$22.00	$3.72
6/30/2007	$20.00	$29.45	$4.93
9/30/2007	$20.00	$29.80	$3.77
12/31/2007	$13.00	$21.25	$3.26
3/31/2008	$5.50	$19.50	$8.00
6/30/2008	$5.00	$8.00	$7.00
* Closing price adjusted for dividends

The above quotations were obtained from the Yahoo Finance Online website.

On September 26, 2008, there were approximately 376 registered holders of our common stock.  On that date, the average of the high and low sales price per share of the Company’s stock was $8.35.

Dividends

The Company paid dividends on its common stock in the form of shares of MetroPCS common stock in January 2008 valued at $14,702,000, and has distributed the remainder of its MetroPCS shares on August 18, 2008 valued at $2,649,000.  Even if its future operations or investments result in increased profitability, as to which there can be no assurance, there is no present anticipation that future dividends will be paid.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its registered securities during the last quarter of the fiscal year ended June 30, 2008.

Equity Compensation Plan Information

The Company’s equity plan information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

The Company’s business consists of its real estate management and rental operations.  As of June 30, 2008, the Company also owned 150,949 shares of stock of a publicly traded wireless telecommunications company, MetroPCS; the remainder of these shares were distributed to our stockholders on August 18, 2008.

The management of the Company is pleased with the favorable leasing activity that has taken place at the Company’s properties during the past year.  In May 2008, the Company obtained a $2,500,000 loan from Wachovia Bank (the “Loan”), to help cover the tax liability incurred as a result of the dividend distribution of the MetroPCS stock to the Company shareholders, as described further below. The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 4.7325% at June 30, 2008.  The Loan matures on May 1, 2011, prior to which, the Company is obligated to make monthly payments of accrued interest only.  The Loan is secured by the Company's North property pursuant to the Deed of Trust.  The Loan and the Deed of Trust contain standard continuing covenants and agreements.  In connection with the Loan, the Company also entered into an Environmental Indemnity Agreement, dated as of May 21, 2008, pursuant to which the Company agreed, among other things, to indemnify Wachovia and its assignees against any liabilities arising from or out of (i) certain violation of environmental laws and regulations applicable to the North property, (ii) the presence on the North property of certain hazardous materials, and (iii) any breach by the Company of any representation or warranty made in the Environmental Indemnity Agreement, to the extent applicable.

The Company’s rental operations include industrial/agricultural property, some of which was formerly used in its discontinued fruit processing businesses.  This commercial property is now being rented to third parties.  The Company’s primary business revenue is generated from the leasing of its two properties, located in Sebastopol, California.

The properties are leased to multiple tenants with leases varying in length from month-to-month to thirteen years.  Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance measures.  The Company has no tenant related reimbursements that are not part of tenant lease agreements.

In 2000 and 2001, the Company liquidated its fruit processing operations, but continued to hold its real estate and other assets.  Thereafter, an opportunity was made available to the Company to invest in MetroPCS, which had operations, in part, in Northern California.

                In connection with MetroPCS’s initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of common stock. MetroPCS began trading its stock on the open market April 19, 2007, at which point the Company was able to determine the fair value of its investment in MetroPCS. Prior to this date, the fair value of the MetroPCS investment could not be readily determined and thus had been accounted for at cost. As of June 30, 2008, the Company classified the investment as “available-for-sale,” and accounted for its investment at fair value.  Per FAS 115, the increase in value from cost to fair value was reflected as an increase in shareholders’ equity net of the tax effect, and was not reflected on the Statement of Income. On December 20, 2007, the Board of Directors declared a dividend of 842,316 shares of MetroPCS, subsequently amended to 842,348 shares, payable pro rata to its shareholders of record as of the close of business on December 24, 2007, due and payable at the close of business on January 3, 2008. At the time, the Company recorded realized gain of $12,666,000 from the transaction.  Following the payment of the dividend, the Company held 150,949 shares of MetroPCS common stock with a fair value of $2,673,000 as of June 30, 2008, which was included on the balance sheet as of June 30, 2008.  The net unrealized gain of $1,389,000 ($2,308,000 less the deferred tax liability of $919,000) which resulted from increasing the value from cost to fair value for the year ended June 30, 2008 was included on the Statement of Changes in Shareholders’ Equity.

On July 15, 2008, the Company declared a dividend of the remaining 150,943 shares of MetroPCS common stock, payable pro rata to its shareholders of record of common stock as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008. On July 24, 2008, the Company was notified by NASDAQ that the ex-dividend date for the dividend was set as August 19, 2008

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions.  The Company believes that of its significant accounting policies (see Note 1 to the financial statements); the most critical accounting policies were determined to be related to:

Valuation of Investments Securities – In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of MetroPCS common stock.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares. The Company currently classifies the investment as available-for-sale and it is carried at fair value. Net unrealized gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income in the Statement of Changes in Shareholders’ Equity. The fair value of the investment in MetroPCS following the payment of the dividend in January 2008 as reflected in the balance sheet was $2,673,000 as of June 30, 2008. The fair value was derived from the publicly traded stock price as of June 30, 2008. The deferred tax liability of $919,000 associated with the unrealized gain on the increase to fair value of $2,308,000 was reflected in the balance sheet as of June, 30, 2008.  For the year ended June 30, 2008, $1,389,000 ($2,308,000 less the deferred tax liability of $919,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity.

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

         As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of July 1, 2007 (adoption date) and June 30, 2008.  Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for July 1, 2007 and June 30, 2008.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes.  As of June 30, 2008, the Company has no amount accrued for the payment of interest and penalties related to unrecognized tax benefits, and no amounts as of the adoption date of FIN 48.

The U.S. tax return years 2004 through 2007 remain open to examination by tax authorities.   The State tax return years 2002 to 2007 remain open to examination by tax authorities.

    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning July 1, 2008.

    In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP No. 157-2 is not expected to have a material impact on our financial position or results of operations.

     In February 2008, FASB issued FSP No. 157-1, which amends SFAS No. 157, Fair Value Measurements, to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.  The adoption of FSP No. 157-1 is not expected to have a material impact on our financial position or results of operations.

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

    In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

    Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

    SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 is not expected to have a material impact on our financial position or results of operations.

   Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

RESULTS OF OPERATIONS

Fiscal 2008 Compared To Fiscal 2007

Rental Revenue. The Company leases warehouse, production, and office space, as well as outside storage space at both of its properties.  The two properties have a combined leasable area of approximately 429,768 square feet (375,830 ft. under roof and 53,938 ft. outside) on 91.24 acres of land.  As of the end of fiscal 2008, there were 32 tenants with leases covering 429,768 square feet of leasable space (375,830 ft. under roof and 53,938 ft. outside) or 100% of the total leasable area.  As of the end of fiscal 2007, there were 33 tenants with leases that comprised 429,834 square feet of leasable space (369,316 ft. under roof and 60,518 ft. outside) or 99% of the total leasable area of  435,734 square feet (375,216 ft. under roof and 60,518 ft. outside). Leasable area changes result from areas that are removed from common area and rented or found not to be rentable. Fiscal 2008 rental revenue increased $224,000 or 9% from $2,545,000 in fiscal 2007, to $2,769,000 in fiscal 2008. The increase in occupancy under roof by current and new tenants, at higher rental rates, accounted for the increase in the revenue between fiscal years.  While the Company continues to market the properties to prospective tenants to occupy leases that expire during the next year, there can be no assurance that tenants will be found in a timely manner or at acceptable rental rates; the failure to renew or replace expiring leases would then negatively impact the Company’s revenue.

Tenant Reimbursements.  Reimbursements received from tenants of certain costs are recognized as tenant reimbursement revenues.  For the fiscal year 2008, tenant reimbursements decreased $173,000, from $701,000 to $528,000 or 25% as compared to fiscal year 2007, utilities decreased $156,000, water usage decreased $10,000 and other tenant reimbursements decreased $7,000.  Such reimbursements related primarily to the decrease in occupancy by manufacturing tenants with an increase in storage tenants, which resulted in less energy and water consumption by tenants.  The Company’s costs for such items are passed along to the tenants at the Company’s cost.

Operating Costs.  Total operating costs consist of direct costs related to operations and all general corporate costs.  Fiscal 2008 total operating costs of $2,714,000 decreased $25,000, or less than 1%, from $2,739,000 in fiscal 2007.  Of this decrease, operating costs increased $28,000 and operating costs-related party decreased $53,000.  The increase of $28,000 in operating costs was primarily the result of the following increases: salary and related expenses of $112,000 to Walker R. Stapleton as the President and Chief Executive Officer of the Company, facility water system costs of $56,000, various accounting fees of $52,000, legal fees of $26,000, Board of Director Fees of $19,000, Sarbanes-Oxley compliance consultant fees of $19,000, real estate incentive compensation of $22,000, payroll and related expenses of $31,000 primarily related to the employee 401(k) plan adopted in April 2008 and various miscellaneous increases of $47,000. These were offset by the following decreases: utility expenses of $145,000 primarly due to the reduction of processing on the North property, repairs and maintenance by a total of $72,000, primarily related to a reduced level of roofing expenses, non-cash stock compensation of $53,000, depreciation of $19,000, loan fees of $19,000 and decreased Delaware Franchise tax of $48,000.  The Company continues to closely scrutinize all discretionary spending as efforts to reduce and/or maintain expenses continue to be an important management focus. Total operating expenses are expected to remain relatively consistent over the remainder of fiscal 2008.

The decrease of $53,000 in operating costs—related party was primarily a result of decreases in related party real estate consulting costs ($53,000) relating to the revision in June 2007 to a consulting agreement with a member of our Board of Directors.

Interest Income.  In fiscal 2008 and 2007, the Company generated $153,000 of interest income on its cash balances.

Interest Expense.  Interest expense consists primarily of interest expense on mortgage debt.  For fiscal 2008, the Company incurred $28,000 of interest expense.  This compares to $7,000 in fiscal 2007.  The increase is related to interest expense on the Company’s $2,500,000 term loan received in May 2008.

Income Taxes.  The Company’s tax provision was $5,383,000 in fiscal 2008 compared to $206,000 in fiscal 2007.  The 2008 tax provision was higher than fiscal 2007 primarily because the Company recorded a gain on distribution of MetroPCS shares in the amount of $12,666,000.

Fiscal 2007 Compared To Fiscal 2006

Rental Revenue. The Company leases warehouse, production, and office space, as well as outside storage space at both of its properties.  The two properties have a combined leasable area of approximately 435,734 square feet (375,216 ft. under roof and 60,518 ft. outside) on 91.24 acres of land.  As of the end of fiscal year 2007, there were 33 tenants with leases covering 429,834 square feet of leasable space (369,316 ft. under roof and 60,518 ft. outside) or 99% of the total leasable area.  As of the end of fiscal 2006, there were 33 tenants with leases that comprised 420,153 square feet of leasable space (362,600 ft. under roof and 57,553 ft. outside) or 97% of the total leasable area of 432,769 square feet (375,216 ft. under roof and 57,553 ft. outside). Fiscal 2007 rental revenue increased $409,000 or 19% from $2,136,000 in fiscal 2006, to $2,545,000 in fiscal 2007. The increase in occupancy by current and new tenants, at higher rental rates, accounted for the increase in the revenue between fiscal years.   While the Company continues to market the properties to prospective tenants to occupy leases that expire during the next year, there can be no assurance that tenants will be found in a timely manner or at acceptable rental rates; the failure to renew or replace expiring leases would then negatively impact the Company’s revenue.

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

Operating Costs.  Total operating costs consist of direct costs related to operations and all general corporate costs.  Fiscal 2007 total operating costs of $2,739,000 increased $162,000 or 6% from $2,577,000 in fiscal 2006.  Of this increase, operating costs increased $255,000 and operating costs-related party decreased $93,000.  The increase of $255,000 in operating costs was primarily the result of the following: increased repair and maintenance costs of $132,000 (primarily from $116,000 in roof recoating and $8,000 in road repairs, an increase in utility expense of $126,000 due to the increased occupancy), an increased bonus to Walker R. Stapleton as the President and Chief Executive Officer of the Company of $90,000.  This incentive bonus was recommended by an outside compensation analysis specialist and unanimously approved by the Compensation Committee. Other increases included the Delaware Franchise Tax increase of $65,000 related to the increased valuation of the Company’s investment in MetroPCS, employee bonus accruals increased $35,000, non-cash stock compensation expense increased $35,000 resulting from an increase in the number of fully vested stock options granted in fiscal 2007 as compared to fiscal 2006 and increased board fees of $33,000.  These increases were partially offset by decreases in non-recurring Special Committee costs of $125,000 in fiscal 2006 relating to the management-led buyout proposal received from Mr. Stapleton, non-related party legal fees of $50,000 and various miscellaneous expenses, each under $10,000, totaling $86,000.  The overall operating costs for fiscal 2008 are expected to be slightly higher compared to fiscal 2007 as the result of costs associated with the land use entitlement change approvals.

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

Interest Income.  In fiscal 2007, the Company generated $153,000 of interest income on its cash balances, compared to $134,000 in fiscal 2006.  The increase in interest income in fiscal 2007 was a result of an increase in the average available invested cash.

Interest Expense.  Interest expense consists primarily of interest expense on mortgage debt.  For fiscal 2007, the Company incurred $7,000 of interest expense.  This compares to $119,000 in fiscal 2006. The decrease in interest expense in fiscal 2007 was a result of paying off the Wells Fargo loan and credit line in the first quarter of fiscal 2007.

Other Income and Expense.  In fiscal 2007, the Company generated $2,000 from other income and expense from the sale of bins.  In fiscal 2006, the Company recorded $8,000 in other income and expense.  The decrease resulted from the sale of discontinued assets of $5,000 in fiscal 2006.  During the year ending June 30, 2007, the Company did not sell any of its MetroPCS stock.

Income Taxes.  The Company’s tax provision was $206,000 in fiscal 2007 compared to $479,000 in fiscal 2006.  The 2006 tax provision was higher than fiscal 2007 primarily because the Company recorded a gain on the sale of MetroPCS shares in fiscal 2006, in the amount of $1,090,000.  The Company’s operating income increased to $507,000 in fiscal 2007 compared to $90,000 in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $2,604,000 at June 30, 2008, and long-term debt of $2,500,000.  The decrease in the cash balance of $983,000, from $3,587,000 at June 30, 2007, was primarily the result of cash used in operating activities of $4,061,000, which included cash outflow for tax payments of $5,117,000, and capital expenditures of $39,000.  This decrease was offset by the receipt of proceeds from exercise of stock options for $540,000 plus the tax benefit of $77,000 and proceeds from the loan of $2,500,000.  At June 30, 2008, the Company also held 150,949 shares of MetroPCS, with a fair market value of $2,673,000.  Management believes its cash and cash equivalents and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months.

In May 2008, the Company entered into a Loan Agreement with Wachovia Bank for $2,500,000.  The loan bears interest at the Libor plus 2.25%, with accrued monthly interest payments only.  The interest rate was 4.7325% as of June 30, 2008.  Principal and interest is due on the maturity date of May 21, 2011.  The Note is secured by a first deed of trust on the Company’s North property located at 2064 Gravenstein Highway North, Sebastopol, California.   Under this Loan Agreement the Company is required to meet certain financial covenants; as of June 30, 2008 the Company was in compliance with such covenants.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 8.  Financial Statements and Supplementary Data

SONOMAWEST HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of SonomaWest Holdings, Inc.:

We have audited the accompanying balance sheets of SonomaWest Holdings, Inc. (a Delaware corporation) as of June 30, 2008 and 2007 and the related statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended.  In connection with our audits, we have also audited the accompanying financial statement schedule, listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ MACIAS GINI & O’CONNELL LLP

Sacramento, California

September 29, 2008

 SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2008 AND 2007
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS	June 30, 2008	June 30, 2007
CURRENT ASSETS:
Cash and cash equivalents	$2,554	$3,587
Restricted cash and equivalents	50	-
Marketable securities	2,673	32,819
Accounts receivable	9	39
Other receivables	7	21
Dividend claims receivable	49	-
Prepaid income taxes	47	85
Prepaid expenses and other assets	145	154
Total current assets	5,534	36,705
RENTAL PROPERTY, net	1,054	1,210
DEFERRED INCOME TAXES, net	248	222
PREPAID COMMISSIONS AND OTHER ASSETS	246	167
Total assets	$7,082	$38,304
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$119	$111
Dividend claims payable	49	-
Accrued payroll and related liabilities	243	204
Income taxes payable	509	-
Accrued expenses	123	108
Unearned rents	136	102
Tenant deposits	470	376
Deferred income taxes, net	495	12,023
Total current liabilities	2,144	12,924
LONG-TERM DEBT, net of current maturities	2,500	-
Total liabilities	4,644	12,924
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares issued andoutstanding	-	-
Common stock: 5,000 shares authorized, par value of $0.0001; 1,241 and 1,188 shares issued and outstanding at June 30, 2008 and June 30, 2007, respectively	-	3,625
Accumulated other comprehensive income	1,389	18,301
Retained earnings	1,049	3,454
Total shareholders’ equity	2,438	25,380
Total liabilities and shareholders’ equity	$7,082	$38,304

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2008	2007
RENTAL REVENUE -NET	$2,769	$2,545
TENANT REIMBURSEMENTS	528	701
TOTAL REVENUE	3,297	3,246

OPERATING COSTS	2,704	2,676
OPERATING COSTS - RELATED PARTY EXPENSES	10	63
TOTAL OPERATING COSTS	2,714	2,739
OPERATING INCOME	583	507

INTEREST EXPENSE	(28)	(7)
INTEREST INCOME	153	153
GAIN ON DISTRIBUTION OF INVESTMENTS	12,666	-
OTHER INCOME	-	2
INCOME BEFORE INCOME TAX PROVISION	13,374	655
INCOME TAX PROVISION	5,383	206
NET INCOME	$7,991	$449

WEIGHTED AVERAGE COMMON SHARESOUTSTANDING
Basic	1,216	1,158
Diluted	1,228	1,204

INCOME PER COMMON SHARE:
Basic	$6.57	$0.39
Diluted	$6.51	$0.37

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.

 STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2008 and 2007

(AMOUNTS IN THOUSANDS)

	Common Stock
	Number	Amount	Accumulated Other		Total
	Of		Comprehensive	Retained	Shareholders’
	Shares		Income	Earnings	Equity
BALANCE, JUNE 30, 2006	1,124	$2,912	$ -	$3,005	$5,917
Comprehensive income:
Net income	-	-	-	449	449
Net change in unrealized gains (loss), net of tax		-	18,301	-	18,301
Total comprehensive income					18,750
Exercise of stock options	64	403	-	-	403
Non-cash stock compensation	-	116	-	-	116
Tax benefit on exercised options	-	194	-	-	194
BALANCE, JUNE 30, 2007	1,188	3,625	18,301	3,454	25,380
Comprehensive income:
Net income	-	-	-	7,991	7,991
Net change in unrealized gains (loss), net of tax	-	-	(16,912)		(16,912
Total comprehensive loss					(8,921)
Property dividend	-	(4,306)	-	(10,396)	(14,702)
Stock compensation expense	-	64	-	-	64
Exercise of stock options	53	540	-	-	540
Tax benefit on exercise of options	-	77	-	-	77
BALANCE, JUNE 30, 2008	1,241	$ -	$ 1,389	$ 1,049	$ 2,438

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007
(AMOUNTS IN THOUSANDS)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,991	$ 449
Gain on distribution of investments	(12,666)	-
Loss on retirement of equipment	2	-
Stock compensation expense	64	116
Depreciation and amortization expense	193	216
Deferred income tax benefit	(356)	(71)
Changes in assets and liabilities:
Accounts receivable	30	121
Other receivables	14	(5)
Dividend claims receivable	(49)	-
Prepaid income taxes	38	(12)
Prepaid expenses and other assets	9	(20)
Prepaid commissions and other assets	(79)	14
Accounts payable	8	(137)
Dividend claims payable	49	-
Accrued expenses	15	(68)
Accrued payroll and related liabilities	39	127
Income taxes payable	509	-
Unearned rents	34	(91)
Tenant deposits	94	66
Net cash (used in) provided by operating activities	(4,061)	705
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(39)	(14)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	-	(1,552)
Proceeds from loan	2,500	-
Tax benefit from exercise of stock options	77	194
Exercise of stock options	540	403
Net cash provided by (used in) financing activities	3,117	(955)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$ (983)	$ (264)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,587	3,851
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,604	$ 3,587

SONOMAWEST HOLDINGS, INC. STATEMENTS OF CASH FLOWS CONTINUED FOR THE YEARS ENDED JUNE 30, 2008 and 2007 (AMOUNTS IN THOUSANDS) Supplemental Cash Flow Information
	2008	2007
Interest paid	$ 4	$ 95
Taxes paid	$ 5,117	$ 18

Noncash Financing Activities
Property dividend	$ 14,702	$ -

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 and 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SonomaWest Holdings, Inc., formerly Vacu-dry Company (“SonomaWest” or the “Company”) was incorporated in 1946 and currently operates as a real estate management and rental company with an investment in MetroPCS Communications, Inc., a wireless telecommunications company.  The Company’s rental operations include industrial/agricultural property which is being rented to third parties.

Rental Property

Rental property is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

Buildings and improvements	5 to 45 years
Machinery and office equipment	3 to 15 years

Rental property consists of the following as of June 30:
	2008	2007
Land	$ 231,000	$ 231,000
Buildings, machinery and improvements	7,031,000	7,087,000
Office equipment, manuals and autos	95,000	92,000
Construction in progress	31,000	10,000
Total rental property	7,388,000	7,420,000
Accumulated depreciation	(6,334,000)	(6,210,000)
Net rental property	$1,054,000	$1,210,000

Improvements that extend the life of the asset are capitalized; other maintenance and repairs are expensed.  The cost of maintenance and repairs was $74,000 in 2008 and $147,000 in 2007.  During the fiscal year ended June 30, 2008, the Company disposed of assets totaling $72,000 with depreciation of $70,000 creating a $2,000 loss.  During the fiscal year ended June 2007, the Company disposed of an asset that had been fully depreciated in the amount of $3,000.

Impairment of Long-Lived Assets

The Company reviews long-lived assets whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted cash flows associated with these assets.  At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets’ carrying value, the assets are adjusted to their fair values. As of June 30, 2008, the Company determined that there was no impairment of long-lived assets.

Cash and Cash Equivalents

For the purpose of the statement of cash flows and balance sheet, the Company considers any highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of FDIC insurance limits.  The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.  At June 30, 2008 and 2007, the Company held $2,530,000 and $3,417,000, respectively, in bank balances in excess of the insurance limits.

Marketable Securities

The Company’s investments in marketable securities are classified as available-for-sale securities and are carried at fair value. Net unrealized gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income. (See note 3).  Gain or loss on sale of investment securities is based on the specific identification method.  Marketable securities are written down to fair value when a decline in fair value is other than temporary. The lock up on the Company’s ability to sell the MetroPCS shares expired October 19, 2007, resulting in the Company classifying its investment in MetroPCS as current.

Prepaid Commissions

The Company capitalizes rental commissions paid to real estate brokers and amortizes these commissions over the term of the lease.

Accrued payroll and related liabilities

Accrued payroll and related liabilities consisted of the following as of June 30:
	2008	2007
Accrued payroll and related liabilities
Vacation accruals	$ 29,000	$ 17,000
Bonus accruals	214,000	187,000
	$ 243,000	$ 204,000

On June 10, 2008, the Compensation Committee (the “Committee”) of the Board of the Company approved compensation arrangements for Walker R. Stapleton, the Company’s Chief Executive Officer, Chief Financial Officer and President.  Effective July 1, 2008, Mr. Stapleton will be paid an annual base salary of $210,000.  In addition, based on the Committee’s Incentive Compensation Plan, the Committee granted Mr. Stapleton a discretionary bonus for the preceding fiscal year in the amount of $132,000 after achieving certain incentive compensation goals and measures established by the Board.

Earnings Per Share Calculation

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method. The effect of dilutive options on the weighted average number of shares for the years ended June 30, 2008 and 2007 were 12,000 and 46,000 respectively.  The calculation of diluted earnings per share for the years ended June 30, 2008 and 2007 did not exclude any stock options.

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

Minimum Lease Income

The Company leases warehouse space that generated revenues of $2,769,000 in 2008 and $2,545,000 in 2007.  The leases have varying terms, which range from month-to-month to expiration dates through 2021.  As of June 30, 2008, assuming none of the existing leases are renewed or no additional space is leased, and payment of rents in accordance with the lease terms, the following is the future minimum lease income:
Year Ending June 30
2009	$ 2,812,000
2010	2,533,000
2011	2,394,000
2012	1,659,000
2013	899,000
Thereafter	2,421,000
Total	$ 12,718,000

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. As of June 30, 2008 and 2007, no allowances for outstanding receivables were considered necessary.  The Company performs a credit review process on all prospective tenants.  The extent of the credit review is dependant on the dollar value of the lease.

Concentration of Credit Risk

Benziger Family Winery accounted for 2% and 12% of the Company’s rental revenues for the years ended June 30, 2008 and 2007, respectively.  As of September 1, 2007, Sonoma Wine Company replaced Benziger Family Winery as a tenant, and entered into a new five-year lease covering 54,244 square feet.  Sonoma Wine Company accounted for 11% of the Company’s rental revenues for the year ended June 30, 2008.  The loss of the Sonoma Wine Company when their lease expires August 31, 2012, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2008, all rental amounts owed by Sonoma Wine Company were payable within the normal billing cycle and were not past due.

Vinovation, Inc. accounted for 12% of the Company’s rental revenues for the years ended June 30, 2008 and 2007, respectively. The loss of the Vinovation, Inc. when their lease expires September 30, 2011, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2008 and 2007, all rental amounts owed by Vinovation, Inc. were payable within the normal billing cycle and were not past due.

Greg & Greg, Inc. Winery accounted for 12% of the Company’s rental revenues for the years ended June 30, 2008 and 2007.  The loss of Greg & Greg, Inc. Winery when their lease expires on August 15, 2013, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2008 and 2007, all rental amounts owed by Greg & Greg, Inc. Winery were payable within the normal billing cycle and were not past due.

During the years ended June 30, 2008 and 2007, 64% and 59%, respectively, of the Company's revenues were associated with the wine industry.

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

Stock-Based Compensation

The Company follows the guidance of SFAS No. 123(R), “Share-Based Payment”, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Under SFAS No. 123(R) companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant.

The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Fair Value of Financial Instruments

The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, other accrued current liabilities and long-term debt. The carrying values of such instruments approximate their fair values due to their relatively short-term maturities.   The fair value of long-term debt approximates its carrying value, based on interest rates that are currently available to the Company based on debt with similar terms and maturities.

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

2.             NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an Interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company recognized no change in liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of July 1, 2007 (adoption date) and June 30, 2008.  Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for July 1, 2007 and June 30, 2008.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes.  As of June 30, 2008, the Company has no amount accrued for the payment of interest and penalties related to unrecognized tax benefits, and no amounts as of the adoption date of FIN 48.

     The U.S. tax return years 2004 through 2007 remain open to examination by tax authorities.   The State tax return years 2002 to 2007 remain open to examination by tax authorities.

    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year which began on July 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP No. 157-2 is not expected to have a material impact on our financial position or results of operations.

   In February 2008, the FASB issued FSP No. 157-1, which amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.  The adoption of FSP No. 157-1 is not expected to have a material impact on our financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.

    Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No.162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

    SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 is not expected to have a material impact on our financial position or results of operations.

    Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

3.	INVESTMENTS IN MARKETABLE SECURITIES

(Amounts in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2008 – Available-for-sale securities	$ 365	$ 2,308	$ -	$ 2,673
June 30, 2007 – Available-for-sale securities	$ 2,401	$ 30,418	$ -	$ 32,819

At June 30, 2008, the Company held an investment in MetroPCS, a wireless telecommunications company that consummated its initial public offering on April 19, 2007.  In connection with the transaction, the Company’s shares of Series D Preferred Stock were automatically converted into 993,297 common shares.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares, which expired on October 19, 2007.  The Company has classified this investment as available-for-sale and accounts for the investment in MetroPCS at fair value.  Prior to April 19, 2007, there was no readily determinable fair value for the Company’s investment in MetroPCS therefore the investment was reported at cost.  On December 20, 2007, the Board of Directors declared a dividend of 842,316 shares of MetroPCS, subsequently amended to 842,348 shares, payable pro rata to its shareholders of record as of the close of business on December 24, 2007, due and payable at the close of business on January 3, 2008.  The fair value of the shares distriubted was $14,702,000. At the time, the Company recorded realized gain of $12,666,000 from the transaction.  Following the payment of the dividend, the Company held 150,949 shares of MetroPCS common stock.

The fair value was derived from the publicly traded stock price as of June 30, 2008. The deferred tax liability of $919,000 associated with the unrealized gain of $2,308,000 on the increase to fair value was reflected in the balance sheet as of June, 30, 2008.  Net unrealized holding gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income net of taxes.  For the year ended June 30, 2008, $1,389,000 ($2,308,000 less the deferred tax liability of $919,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity.  For the year ended June 30, 2007, $18,301,000 ($30,418,000 less the deferred tax liability of $12,117,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity.

On July 15, 2008 the Board of Directors announced that it had declared a dividend of 150,943  shares of common stock, $0.0001 par value, of MetroPCS payable pro rata to its shareholders of record of common stock (see Note 10).

4.             LONG-TERM DEBT:

         Long-term debt of $2,500,000 at June 30, 2008 consists of the following:

	Scheduled principal payments
	2009	2010	2011
Note payable: term loan due May 1, 2011 interest rate equal to the Libor plus 2.25%, monthly payments of accrued interest only, secured by real property	-	-	$ 2,500,000
Less: Current maturities			(2,500,000)
Long-term debt	$ 2,500,000	$ 2,500,000	$ -

On May 21, 2008, SonomaWest Holdings, Inc. (the "Company") entered into a term loan arrangement to borrow the principal sum of $2.5 million (the "Loan") from Wachovia Bank N.A. ("Wachovia").  The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 4.7325% at June 30, 2008.  The Loan matures on May 1, 2011, prior to which, the Company is obligated to make monthly payments of accrued interest only.

The Loan is secured by the Company's North Property, located at 2064 Gravenstein Highway, Sebastopol, California pursuant to the terms of a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 21, 2008, made by the Company in favor of Wachovia (the "Deed of Trust").  The Loan and the Deed of Trust contain standard continuing covenants and agreements.

In connection with the Loan, the Company also entered into an Environmental Indemnity Agreement, dated as of May 21, 2008, pursuant to which the Company agreed, among other things, to indemnify Wachovia and its assignees against any liabilities arising from or out of (i) certain violation of environmental laws and regulations applicable to the North property, (ii) the presence on the North property of certain hazardous materials, and (iii) any breach by the Company of any representation or warranty made in the Environmental Indemnity Agreement, to the extent applicable.

5.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES:

For the years ended June 30, 2008 and 2007, the provision for income taxes consisted of the following:

	2008	2007
Current:
Federal	$ 4,608,000	$ 254,000
State	1,130,000	25,000
Deferred:
Federal	$ (400,000)	$ (69,000)
State	45,000	(4,000)
Provision	$ 5,383,000	$ 206,000

A reconciliation of the federal statutory rate to the tax provision for the years ended June 30 follows:

	2008%	2007%
Federal statutory rate	34%	34%
State taxes, less federal tax benefit	6%	6%
Permanent difference – Stock option expense	(1)%	(4)%
Deferred tax adjustment allocated to APIC for tax windfall in excess of amount deferred	1%
Tax credits and other	-%	(5)%
	40%	31%

                 Deferred tax assets and liabilities consisted of the following:
	2008	2007
Deferred taxes - current
Deferred tax assets:
Employee benefit accruals	$ 10,000	$ 6,000
Prepaid rents received	43,000	29,000
Stock compensation expense	25,000	49,000
State taxes deductible next year	380,000	-
State carryforward credits	-	44,000
Total deferred tax assets	458,000	128,000

Deferred tax liabilities:
Unrealized gain on available-for-sale marketable securities	(919,000)	(12,117,000)
Property taxes	(34,000)	(34,000)
Total deferred tax liabilities	(953,000)	(12,151,000)
Net deferred taxes - current	$ (495,000)	$ (12,023,000)

Deferred tax assets – long term:
Depreciation	$ 248,000	$ 222,000

6.             EMPLOYEE STOCK OPTION PLAN:

        On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation to encourage officers, directors, consultants and other key employees of the Company to attain high performance and encourage stock ownership in the Company. The maximum number of shares of common stock issuable over the term of the 2002 Stock Option Plan is 150,000 shares. No participant in the 2002 Plan may be granted stock options, direct stock issuances and share right awards for more than 15,000 shares of common stock in total in any calendar year. The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of stock options must at least be equal to 85% of the fair market value of the common stock on the date of grant. The contractual life of the options is ten years. Options issued under this plan may be fully vested and exercisable on the date of grant, or may be subject to term-based or performance-based vesting, based on the restrictions provided on the date of the grant. In May 2008, the Company’s Board of Directors approved and adopted the Second Amended and Restated 2002 Stock Incentive Plan, which was amended to effect certain changes in tax laws.  Prior to adoption of the 2002 Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

Our net income for the year ended June 30, 2008, includes $64,000 in stock compensation costs; $61,000 of this cost is related to non-qualified stock options which generated a tax benefit of $24,000 and the balance of $3,000 in costs reflects incentive stock options with no tax benefit. Our net income for the year ended June 30, 2007 includes $116,000 in stock compensation costs; $110,000 of this cost is related to non-qualified stock options which generated a tax credit of $43,000 and the balance of $6,000 in costs reflects incentive stock options with no tax benefit.  During the year ended June 30, 2007, outstanding options held by a former director of the Company, which in the aggregate are exercisable to purchase a total of 22,500 shares of common stock, were amended to extend the term of such options to a period of twelve months from the date of termination of service to the Company.  During the year ended June 30, 2007, the Company recorded non-cash compensation of $28,000 related to these amendments.

During the year ended June 30, 2008, one employee and three board members exercised their outstanding stock options.  The Company had previously recorded compensation expense of $138,000 for the non-qualifying options with a $47,000 deferred tax benefit. The Company included $47,000 as a current tax benefit and $77,000 as a windfall tax benefit on exercised options. During the year ended June 30, 2007, two employees exercised their outstanding options and subsequently sold their shares disqualifying the incentive stock options. The Company had previously recorded compensation expense of $11,000 with no deferred tax benefit.  Upon the disqualifying event the Company received a taxable deduction of $43,000.  The Company included $4,000 in the  current tax provision and the remaining $39,000 is included in the Statement of Changes in Shareholders’ Equity as a tax benefit on exercised options.

A summary of the status of the Company’s stock option plans at June 30, 2008 with changes during the year ended June 30, 2008 are presented in the table below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance, June 30, 2006	96,000	$7.12
Granted	27,000	$13.05
Cancelled	(1,000)	$10.00
Exercised	(65,000)	$6.16
Balance, June 30, 2007	57,000	$10.42
Granted	27,000	$6.10
Cancelled	-	$-
Exercised	(53,000)	$10.09
Balance, June 30, 2008	31,000	$7.53	9.42	$16,000
Exercisable, June 30, 2008	31,000	$7.53	9.42	$16,000

All outstanding options were fully vested as of June 2008.  Not all outstanding options were fully vested as of June 30, 2007; as such, there was unrecognized compensation cost of $18,700 related to stock options as of June 30, 2007.  The total intrinsic value of the options exercised for the years ended June 30, 2008 and 2007 was $334,000 and $566,000 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2008 and 2007 grants, respectively: weighted average risk-free interest rates of 6.10 and 4.73 percent; expected dividend yield of 0 percent; expected life of two years; and expected volatility of 62 and 50 percent with a forfeiture rate of less than 1% for the 2008 and 2007 grants.

        Options outstanding, exercisable, and vested by price range at June 30, 2008, are as follows:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number of	contractual	exercise	Number of	exercise
Range of exercise prices	Shares	life (years)	price	shares	price
$ 5.00-7.00	26,000	9.90	$6.10	26,000	$6.10
$ over 10.00	5,000	8.50	$13.05	5,000	$13.05
Total	31,000	9.42	$7.53	31,000	$7.53

For options granted during the years ended June 30, 2008 and 2007, the weighted average fair value as of the grant date was $1.61 and $4.08, respectively.

7.             LITIGATION

From time to time, the Company is a party to lawsuits and claims arising out of the normal course of business.  As of June 30, 2008, the Company was not a party to any material legal proceedings.

8.             RELATED-PARTY TRANSACTIONS:

On July 1, 2008, following approval by the Board of Directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company, replacing the prior agreement, on terms substantially similar to those in the prior agreement. The 2008 agreement became effective July 1, 2008, immediately after expiration of the term of the existing  agreement. Under the 2008 agreement, Bugatto Investment Company agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the hourly rate of $250, which is consistent with the prior agreement

During fiscal 2008 and 2007, the Company incurred $10,000 and $63,000 respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party.  As of June 30, 2008, the Company had a payable to Bugatto Investment Company of $2,000.

9.             COMMITMENT AND CONTINGENCIES

From time to time the Company enters into lease agreements with tenants that contain commitments to reimburse the tenants for improvements to the buildings which are recorded as rental concessions.  As of June 30, 2008, the Company had a commitment of $86,000 for tenant improvement reimbursements.

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company has analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of March 31, 2008, $265,000 has been paid to shareholders who have made substantiated claims and $49,000 has been accrued as dividend claims payable.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims.

10.	SUBSEQUENT EVENTS

On July 15, 2008, the Board of Directors announced that it had declared a dividend of 150,943 shares of common stock, $0.0001 par value, of MetroPCS payable pro rata to its shareholders of record of common stock as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008.  The Company distributed the remaining  MetroPCS shares, and any shares held back were for rounding purposes only. On, July 24, 2008 the Board of Directors were notified by NASDAQ that the ex-dividend date will be August 19, 2008. The ex-dividend date is the date on or after which the security begins to trade without the right to receive the dividend payment. Those who buy shares on or after the ex-dividend date will not be entitled to this dividend.

       On July 1, 2008, following approval by the Board of Directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company, replacing the 2007 agreement previously disclosed, on terms substantially similar to those in the 2007 agreement.

On September 12, 2008, a related party, the  Stapleton Acquisition Company (“SAC”), an  entity owned by members of the Stapleton family (the “Stapleton Group”), which holds a 45.5% stake in the Company,  notified the Company that it intends to make a tender offer to acquire all of the Company’s outstanding common stock that SAC does not own at a purchase price of $9.30 per share.  This represents a premium of approximately 55% over the closing price on September 11, 2008.

SAC has informed the Company that the tender offer will be conditioned upon, among other things, the tender of a majority of the shares of the Company not owned by the Stapleton Group and ownership by SAC of at least 90% of the outstanding shares of the Company upon consummation of the tender offer.  Promptly following completion of the tender offer, any shares not acquired in the tender offer are expected to be acquired in a subsequent “short form” merger at the same price per share offered in the tender offer.   The tender offer has not yet commenced.

        On September 25, 2008 the Company released the conclusions of recent MAI appraisals on the Company’s two properties located in Sebastopol, California.  These appraisals were referenced in the letter received by the Company from Stapleton Acquisition Company (“SAC”) regarding a potential tender offer by SAC for the shares of the Company not currently owned by SAC, as further described in form 14D9C filed with the Secruties and Exchange Commission on September 25, 2008. The first appraisal, dated April 21, 2008, was on the Company’s property located at 2064 Gravenstein Highway North, Sebastopol, California (the “North Property”).  The North Property MAI appraisal concluded an “as is” market value of the leased fee interest in the North Property at $20,200,000. The second MAI appraisal, dated September 2, 2008, was on the Company’s property located at 1291, 1293, 1365 and 1382 Gravenstein Highway South, Sebastopol, California (the “South Property”).  The South Property MAI appraisal concluded a market value of the leased fee interest of the buildings and fee simple interest of the excess undeveloped land at $5,600,000.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in our accountants and have no disagreements with regard to accounting and financial disclosure.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the fiscal year covered by this Annual Report on Form 10-K.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

                Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management’s projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

There have been no changes in the internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2008.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2008.

Item 14.  Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           Exhibits and Financial Statement Schedules

(1)           Financial Statements

The information required by this Item appears in Item 8 of this Annual Report on Form 10-K.

(2)           Financial Statement Schedules

Financial statement schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes thereto.

Schedule III.*                                Real Estate and Accumulated Depreciation

*Schedule included after signature page.

(3)           Index to Exhibits
Exhibit No.	Description
3.1(1)	Certificate of Incorporation
3.2(2)	Bylaws
10.1(3)	1996 Stock Option Plan, as amended
10.2+	SonomaWest Holdings, Inc. Second Amended and Restated 2002 Stock Incentive Plan
10.3(5)	Form of Indemnification Agreement between the Company and its directors and officers
10.4(6)	Consulting Agreement effective as of July 1, 2007 between SonomaWest Holdings, Inc. and Bugatto Investment Company
10.5+	Consulting Agreement effective as of July 1, 2008 between SonomaWest Holdings, Inc. and Bugatto Investment Company
10.6(7)	Promissory Note dated May 21, 2008
10.7(8)	Deed of Trust dated May 21, 2008
10.8(9)	Environmental Indemnity Agreement dated May 21, 2008
11.1*	Computation of Per Share Earnings
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(3)	Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-84295) filed on August 2, 1999.

(5)	Incorporated by reference to Exhibit 10.10 to the registrant’s Report on Form 8-K filed May 16, 2006.

(6)	Incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed on September 27, 2006.

(7)	Incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed May 28, 2008.

(8)	Incorporated by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed May 28, 2008.

(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed May 28, 2008.

+ Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                      September 29, 2008                                                                SONOMAWEST HOLDINGS, INC.

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

SIGNATURES	TITLE	DATE
Principal Executive Officer and Principal Financial Officer: /s/ Walker R. Stapleton Walker R. Stapleton	President, Chief Executive Officer and Chief Financial Officer, Director	September 29, 2008
Directors:
/s/ David J. Bugatto David J. Bugatto	Director	September 29, 2008
/s/ David Janke David Janke	Director	September 29, 2008
/s/ Robert Davies Robert Davies	Director	September 29, 2008

SCHEDULE III
SonomaWest Holdings, Inc.
REAL ESTATE AND ACCUMULATED DEPRECIATION
June 30, 2008
(DOLLARS IN THOUSANDS)
Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
Costs
				Subsequently	Gross Amount at which Carried
		Initial Cost to Company		Capitalized	at Close of Year (Note 3)
			Buildings			Buildings
			And			And	Total	Accumulated	Year of	Year
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	(Note 1)	Depreciation	Construction	Acquired
1365 Gravenstein Hwy. So., Sebastopol, CA	$ -	$ 72	$ 308	$ 939	$ 72	$ 1,247	$ 1,319	$ 1,118	N/A	1964
2064 Gravenstein Hwy. No., Sebastopol, CA	-	159	2,312	3,454	159	5,766	5,925	5,118	N/A	1983
	$ -	$ 231	$ 2,620	$ 4,393	$ 231	$ 7,013	$ 7,244	$ 6,236
Note 1. The changes in the total cost of land, buildings, and improvements for the two years ended June 30, are as follows:
	2008	2007
Balance at beginning of period	$ 7, 301	$ 7,301
Additions	13	-
Cost of disposed property	(70)	( -)
Balance at end of period	$ 7,244	$ 7,301
Note 2. The changes in accumulated depreciation for the two years ended June 30, are as follows:
	2008	2007
Balance at beginning of period	$ 6,117	$ 5,911
Depreciation expense	187	206
Relief of accumulated balances related to disposed property	(68)	( -)
Balance at end of period	$ 6,236	$ 6,117
Note 3: The gross amount at which Column E was held for Federal income tax purposes was the same as book.

(a)(3)                      Exhibits

Exhibit No.	Document Description
3.1(1)	Certificate of Incorporation
3.2(2)	Bylaws
10.1(3)	1996 Stock Option Plan, as amended
10.2+	SonomaWest Holdings, Inc. Second Amended and Restated 2002 Stock Incentive Plan
10.3(5)	Form of Indemnification Agreement between the Company and its directors and officers
10.4(6)	Consulting Agreement effective as of July 1, 2007 between SonomaWest Holdings, Inc. and Bugatto Investment Company
10.5+	Consulting Agreement effective as of July 1, 2008 between SonomaWest Holdings, Inc. and Bugatto Investment Company
10.6(7)	Promissory Note dated May 21, 2008
10.7(8)	Deed of Trust dated May 21, 2008
10.8(9)	Environmental Indemnity Agreement dated May 21, 2008
11.1*	Computation of Per Share Earnings
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Chief Executive Officer and Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
_____________________

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(3)	Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-84295) filed on August 2, 1999.

(5)	Incorporated by reference to Exhibit 10.10 to the registrant’s Report on Form 8-K filed May 16, 2006.

(6)	Incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed on October 15, 2007.

(7)	Incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed May 28, 2008.

(8)	Incorporated by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed May 28, 2008.

(9)	Incorporated by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed May 28, 2008.

+  Filed herewith.

•	Furnished herewith.