Form 10-Q
period 2008-09-30
SONOMAWEST HOLDINGS INC
filed 2008-11-14
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2008 or

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

                 Large accelerated filer  ___                    Accelerated filer  ____                    Non-accelerated filer                             Smaller reporting company     X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                      YES:                                                             NO:     X

As of November 14, 2008, there were 1,251,367 shares of common stock, par value $.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Balance Sheets at September 30, 2008 (unaudited) and
	June 30, 2008 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3

	Statements of Income – Three months ended
	September 30, 2008 and 2007 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

	Statement of Changes in Shareholders’ Deficit -
	Three months ended September 30, 2008 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

	Statements of Cash Flows – Three months ended
	September 30, 2008 and 2007 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

	Notes to Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11

Item 4T	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		16

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 3.	Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

	Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

	Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
SEPTEMBER 30, 2008 AND JUNE 30, 2008
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

	September 30, 2008 (unaudited)	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,146	$2,554
Restricted cash and cash equivalents	-	50
Marketable securities, fair value	-	2,673
Accounts receivable	43	9
Other receivables	-	7
Dividend claims receivable	49	49
Prepaid income taxes	-	47
Prepaid expenses and other assets	100	145
Total current assets	2,338	5,534
RENTAL PROPERTY, net	1,021	1,054
DEFERRED INCOME TAXES, net	367	248
PREPAID COMMISSIONS AND OTHER ASSETS	229	246
Total assets	$3,955	$7,082
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$122	$119
Accrued dividends payable	49	49
Accrued payroll and related liabilities	28	243
Income taxes payable	605	509
Accrued expenses	119	123
Unearned rents	127	136
Tenant deposits	489	470
Deferred income taxes, net	-	495
Total current liabilities	1,539	2,144
LONG-TERM DEBT, net of current maturities	2,500	2,500
Total liabilities	4,039	4,644

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,251 and 1,241 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	-	-
Accumulated other comprehensive income	-	1,389
Retained earnings (accumulated deficit)	(84)	1,049
Total shareholders’ equity (deficit)	(84)	2,438
Total liabilities and shareholders’ equity (deficit)	$3,955	$7,082

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	2008	2007
RENTAL REVENUE – NET	$734	$674
TENANT REIMBURSEMENTS	184	169
TOTAL REVENUE	918	843

OPERATING COSTS	743	708
OPERATING COSTS - RELATED PARTY EXPENSES	10	2
TOTAL OPERATING COSTS	753	710
OPERATING PROFIT	165	133

INTEREST EXPENSE	(31)	-
INTEREST INCOME	8	44
LOSS ON RETIREMENT OF EQUIPMENT	-	(2)
GAINS ON DISTRIBUTION OF INVESTMENTS	2,283	-
OTHER INCOME	-	3
INCOME BEFORE TAXES	2,425	178
PROVISION FOR INCOME TAXES	964	91
NET INCOME	$1,461	$87

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,250	1,188
Diluted	1,253	1,209

INCOME PER COMMON SHARE:
Basic	$1.17	$0.07
Diluted	$1.17	$0.07

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Accumulated	Retained Earnings
			Other Comprehensive	(Accumulated	Total Shareholders’
	Shares	Amount	Income	Deficit)	Equity (Deficit)
BALANCE, JUNE 30, 2008	1,241	$-	$1,389	$1,049	$2,438
Comprehensive income:
Net Income	-	-	-	1,461	1,461
Net change in unrealized gain (loss), net of tax	-	-	(1,389)	-	(1,389)
Total comprehensive loss					72
Property dividend	-	(54)	-	(2,594)	(2,648)
Exercise of stock options	10	65	-	-	65
Tax benefit on exercise of options	-	(11)	-	-	(11)
BALANCE, SEPTEMBER 30, 2008	1,251	$-	$-	$(84)	$(84)

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,461	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on distribution of investments	(2,283)	-
Loss on retirement of equipment	-	2
Stock compensation expense	-	10
Depreciation and amortization expense	43	51
Deferred income tax benefit	305	(9)
Changes in assets and liabilities:
Accounts receivable	(34)	10
Other receivables	7	7
Prepaid income taxes	47	(1,402)
Prepaid expenses and other assets	45	51
Prepaid commissions and other assets	17	(40)
Accounts payable	3	24
Accrued payroll and related liabilities	(215)	(188)
Accrued expenses	(4)	47
Income taxes payable	96	-
Unearned rents	(9)	9
Tenant deposits	19	117
Net cash used for operating activities	(502)	(1,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(10)	-
Net cash used for investing activities	(10)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of stock options	(11)	-
Exercise of stock options	65	-
Net cash provided by financing activities	54	-
NET DECREASE IN CASH	(458)	(1,224)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,604	3,587
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,146	$2,363

Supplemental Cash Flow Information
	2008	2007
Property dividend	$2,648	$-
Interest paid	$45	$-
Taxes paid	$540	$1,503

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying financial statements and related notes, they should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. The results of operations for the three months ended September 30, 2008, are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2009.

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

As of September 30, 2008, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value.  The fair value of long-term debt approximates its carrying value, based on interest rates that are currently available to the Company based on debt with similar terms and maturities.

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

Note 2 - New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning July 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of FSP No. 157-2 did not have a material impact on our financial position or results of operations.

In February 2008, FASB issued FSP No. 157-1, which amends SFAS No. 157, Fair Value Measurements, to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.  The adoption of FSP No. 157-1 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted in certain circumstances provided that the entity also elects to adopt the provisions of SFAS No. 157, Fair Value Measurements.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 did not have a material impact on our financial position or results of operations.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Investments

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

On December 20, 2007, the Board of Directors declared a dividend of 842,316 shares of MetroPCS common stock, subsequently amended to 842,348 shares, payable pro rata to its shareholders of record as of the close of business on December 24, 2007, due and payable at the close of business on January 3, 2008. At that time, the Company recorded a dividend liability of $16,384,000, reflecting the approximate fair value of the MetroPCS shares to be distributed. As a result of the MetroPCS dividend, the Company realized a taxable gain of $12,667,000 resulting in a corresponding tax liability of $5,046,000. Following the payment of the dividend, the Company held 150,949 shares of MetroPCS common stock.

On July 15, 2008, the Board of Directors declared a dividend of 150,943 shares of MetroPCS common stock payable pro rata to its shareholders of record of common stock as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008. At that time, the Company recorded a dividend liability of $2,648,000, reflecting the approximate fair value of the MetroPCS shares to be distributed.  As a result of the MetroPCS dividend, the Company realized a taxable gain of $2,284,000 resulting in a corresponding tax liability of $910,000.  Following the payment of the dividend, the Company held 6 shares of MetroPCS common stock which were subsequently sold.  As of September 30, 2008, the Company no longer held any shares of MetroPCS.

Note 4 - Long-term Debt

On May 21, 2008, the Company entered into a term loan arrangement to borrow the principal sum of $2.5 million (the “Loan”) from Wachovia Bank N.A. ("Wachovia").  The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 5.95% at September 30, 2008.  The Loan matures on May 1, 2011, prior to which, the Company is obligated to make monthly payments of accrued interest only.

The Loan is secured by the Company's North Property, located at 2064 Gravenstein Highway, Sebastopol, California pursuant to the terms of a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 21, 2008, made by the Company in favor of Wachovia (the "Deed of Trust").  The Loan and the Deed of Trust contain standard continuing covenants and agreements. The Company is required to maintain a demand deposit account with Wachovia with an average balance of $500,000 for the life of the Loan.

In connection with the Loan, the Company also entered into an Environmental Indemnity Agreement, dated as of May 21, 2008, pursuant to which the Company agreed, among other things, to indemnify Wachovia and its assignees against any liabilities arising from or out of, to the extent applicable, (i) certain violations of environmental laws and regulations applicable to the North property, (ii) the presence on the North property of certain hazardous materials, and (iii) any breach by the Company of any representation or warranty made in the Environmental Indemnity Agreement.

On October 3, 2008 the Company entered into an agreement with Wachovia Bank to cap the LIBOR rate at 3.5%.  Under the new agreement, the Company’s maximum interest rate would be 5.75%, consisting of the maximum LIBOR rate plus 2.25%. On October 1, 2010, the interest rate will revert to the original terms of LIBOR plus 2.25%. As of September 30, 2008 the LIBOR rate was 3.70%.

Note 5 - Earnings Per Share

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method and the average share price for the reported period. The effect of dilutive options on the weighted average number of shares for the three months ended September 30, 2008 and September 30, 2007 was 3,000 and 21,000, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the three months ended September 30, 2008 and September 30, 2007 was 18,000 and zero, respectively.

Note 6 - Stock-Based Compensation

Our net income for the three months ended September 30, 2008 included no stock compensation costs.

A summary of the status of the Company’s stock option plans at September 30, 2008, with changes during the three months ended September 30, 2008, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2008	31,000	$7.53
Granted	-	-
Exercised	(10,000)	6.50
Cancelled	-	-
Balance, September 30, 2008	21,000	$8.02	9.17	$0
Exercisable, September 30, 2008	21,000	$8.02	9.17	$0

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of September 30, 2008:
	Options outstanding		Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price
$5.70	1,000	9.70	$ 5.70	1,000	$ 5.70
$6.50	15,000	9.61	$ 6.50	15,000	$ 6.50
$13.05	5,000	8.21	$ 13.05	5,000	$ 13.05
Total	21,000	9.17	$ 8.02	21,000	$ 8.02

As of September 30, 2008, the weighted average remaining contractual life of stock options exercisable was 9.17 years and there was no aggregate intrinsic value. The total intrinsic value of stock options exercised during the three months ended September 30, 2008 was zero. During the three months ended September 30, 2008 there were no options exercised.

Note 7 - Related Parties

On July 1, 2008, following approval by the Board of Directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company, replacing the prior agreement, on terms substantially similar to those in the prior agreement. The 2008 agreement became effective July 1, 2008, immediately after expiration of the term of the existing agreement. Under the 2008 agreement, Bugatto Investment Company agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the hourly rate of $250, which is consistent with the prior agreement.

During the three months ended September 30, 2008 and September 30, 2007, the Company incurred $10,492 and $2,000 respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party Expenses.  As of September 30, 2008, the Company had a payable to Bugatto Investment Company of $4,102.

Note 8 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the three months ended September 30, 2008 and September 30, 2007 of $734,000 and $674,000, respectively. The leases have terms which range from month-to-month to leases with expiration dates through 2021. As of September 30, 2008, assuming none of the existing leases are renewed or no additional space is leased the following will be the future minimum lease income:

Year Ending September 30,	Amount
Balance of 2009	$2,135,000
2010	2,577,000
2011	2,434,000
2012	1,807,000
2013	1,050,000
Thereafter through 2021	1,093,000
Total	$11,096,000

Note 9 – Commitments and Contingencies

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company has analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of September 30, 2008, $265,000 has been paid to shareholders who have made substantiated claims and $49,000 has been accrued as dividend claims payable.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims.

The Company received a notice from the California State Regional Water Quality Control Board ("CSRWQB") to modify its wastewater system, at the South Property, in order to maintain consistency with current water quality standards.  The Company has proposed modifications to the existing wastewater system and will be receiving staged approvals from CSRWQB.  The first stage approval was received from CSRWQB allowing the Company to construct the modifications to the waste water system and commence re-operation of the system using newly adopted practices.  The final cost of modifications to the system and annual operating cost increases are currently unknown.

Note 10 - Subsequent Events

On October 3, 2008 the Company entered into an agreement with Wachovia Bank to cap the LIBOR rate at 3.5%.  Under the new agreement, the Company’s maximum interest rate would be 5.75%, consisting of the maximum LIBOR rate plus 2.25%. On October 1, 2010, the interest rate will revert to the original terms of LIBOR plus 2.25%. As of September 30, 2008 the LIBOR rate was 3.70%

On November 6, 2008, Stapleton Acquisition Company (“SAC”), announced that in light of significant and continued uncertainties in the credit markets and real estate markets, it has determined not to proceed with its proposed tender offer to purchase for cash all of the outstanding shares of the Company’s common stock not owned by SAC at a purchase price of $9.30 per share in cash.  SAC has notified the Special Committee of the Company’s Board of Directors of its decision not to proceed with the proposed offer, which was immediately effective.

In connection with the formation and undertaking of the Special Committee of the Board of Directors to review SAC's proposed tender offer, the Company incurred expenses of $32,000 in legal fees and $24,000 in fees paid to Special Committee members."

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

SonomaWest Holdings, Inc. (“we” or the "Company") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can generally be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Certain Factors" as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and other cautionary statements set forth therein and in this Quarterly Report on Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements included herein are presented as of, and for the three months ended September 30, 2008 and 2007 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

OVERVIEW

The Company’s business consists of its real estate management and rental operations.  The management of the Company believes that the leasing activity that has taken place at the Company’s properties during the past year has been positive, in that substantially all of the leasable space is under lease as of September 30, 2008.  The Company’s rental operations include industrial/agricultural property, some of which was formerly used in its discontinued fruit processing businesses.  This commercial property is now being rented to third parties.  The Company’s primary business revenue is generated from the leasing of its two properties located in Sebastopol, California.

Given recent economic conditions, we expect that some of our tenants will experience a downturn in their businesses, which in some cases may be significant. Significant downturns may weaken our tenants’ financial condition, and potentially result in the failure to make timely rental payments to the Company.  In the event of default by a tenant, the Company would likely experience loss of revenue and delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants, could adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.

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

On December 20, 2007, the Company declared a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS stock to its shareholders.  The fair value of those 842,348 shares of MetroPCS stock on December 31, 2007 was $16,384,000 and had been recorded as a dividend liability.  As a result of the MetroPCS dividend, the Company realized a taxable gain of $12,667,000 resulting in a corresponding tax liability of $5,046,000.

On July 15, 2008, the Company declared a dividend of the remaining 150,943 shares of MetroPCS stock to its shareholders.  The fair value of those 150,943 shares of MetroPCS stock on August 18, 2008 was $2,648,000 and had been recorded as a dividend liability.   As a result of the MetroPCS dividend, the Company realized a taxable gain of $2,284,000 resulting in a corresponding tax liability of $910,000.  As of September 30, 2008, the Company no longer held any MetroPCS shares.

The Company received a notice from the California State Regional Water Quality Control Board ("CSRWQB") to modify its wastewater system, at the South Property, in order to maintain consistency with current water quality standards.  The Company has proposed modifications to the existing wastewater system and will be receiving staged approvals from CSRWQB.  The first stage approval was received from CSRWQB allowing the Company to construct the modifications to the waste water system and commence re-operation of the system using newly adopted practices.  The final cost of modifications to the system and annual operating cost increases are currently unknown.

 RESULTS OF OPERATIONS

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on a total of 91.24 acres of land and have a combined leaseable area of 431,000 square feet (376,000 under roof and 55,000 outside). The tenants have original lease terms ranging from month-to-month to thirteen years, with options to extend the longer-term leases. As of September 30, 2008, there were 33 tenants with leases comprising 430,000 square feet of leasable space (375,000 under roof and 55,000 outside) or 99.8% of the total leasable area. As of the end of September 30, 2007, there were 33 tenants with leases that comprised 430,000 square feet of leasable space (375,000 under roof and 55,000 outside) or 99.8% of the total leasable area.

Rental Revenue. For the three months ended September 30, 2008, rental revenue increased $60,000, or 9%, as compared to the corresponding period in the prior year. This increase was primarily a result of increased revenues from the addition of three new tenants generating revenues of $96,000, increased space and rate increases by eight existing tenants under term leases of $48,000, and annual Consumer Price Index increases and lease renewal rate increases of $16,000. This increase in tenant demand was primarily a result of an increase in tenants’ business volume. The increase was partially offset by five tenants who vacated or decreased their leased space, reducing rental revenue by $97,000 and the increase of rental concessions of $3,000.

Tenant Reimbursements. For the three months ended September 30, 2008, tenant reimbursements increased $15,000, or 9% as compared to the three months ended September 30, 2007. Such reimbursements related primarily to the increase of energy and water consumption by tenants.  The Company’s costs for such items are passed along to the tenants at the Company’s cost.

Operating Costs. For the three months ended September 30, 2008, total operating costs increased $43,000, or 6%, compared to the three months ended September 30, 2007. Of this increase, operating costs – related-party increased $8,000 and other operating costs increased by a total of $35,000. The increase in related-party expenses was the result of an $8,000 increase in real estate consulting fees payable to one of the members of our Board of Directors, David Bugatto. The increase of $35,000 in other operating costs is primarily related to the increase in Special Committee costs of $56,000, Sarbanes-Oxley compliance consultants of $13,000, appraisal fee of $6,000, loan fees expense of $4,000 and shareholder communication of $4,000, offset by decrease in various accounting fees of $20,000, non-cash stock compensation of $10,000, depreciation of $10,000,a reduction legal fees of $4,000 and various miscellaneous decreases of $4,000.

Interest Expense.  For the three months ended September 30, 2008, the Company had interest expense of $31,000.  There was no interest expense for the three months ended September 30, 2007.  The increase was due solely to the Company entering into a new borrowing arrangement on May 21, 2008 as described below in Liquidity and Capital Resources.

Interest Income. For the three months ended September 30, 2008, the Company generated $8,000 of interest income on its cash balances as compared to $44,000 for the three months ended September 30, 2007.  The reduction in interest income was attributable to a reduction in our cash balances and a reduction in the interest rate we received on such balances.

Liquidity and Capital Resources

The Company had cash of $2,146,000 and $2,604,000 at September 30, 2008, and June 30, 2008, respectively. The decrease in cash and cash equivalents of $458,000 since June 30, 2008 was primarily the result of cash used for taxes of $509,000, bonuses of $215,000 and capital expenditures of $10,000. These were offset by cash provided from other operating activities of $211,000 and by the exercise of stock options of $65,000.

 In May 2008, the Company entered into a Loan Agreement with Wachovia Bank for $2,500,000.  The loan bears interest at the LIBOR plus 2.25%, with accrued monthly interest payments only.  The interest rate was 5.95% as of September 30, 2008.  Principal and interest is due on the maturity date of May 21, 2011.  The Note is secured by a first deed of trust on the Company’s North property located at 2064 Gravenstein Highway North, Sebastopol, California.   Under this Loan Agreement the Company is required to meet certain financial covenants; as of September 30, 2008 the Company was in compliance with such covenants. On October 3, 2008 the Company entered into an agreement with Wachovia Bank to cap the LIBOR rate at 3.5%.  Under the new agreement the Company’s maximum interest rate would be 5.75%, consisting of the maximum LIBOR rate plus 2.25%. On October 1, 2010 the interest rate will revert to the original terms of LIBOR plus 2.25%. As of September 30, 2008 the LIBOR rate was 3.70%.

Cash flows from operating activities, excluding tax payments (see Overview), are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place. The Company believes that its existing resources, together with anticipated cash from rentals activities, will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Valuation of Investment Securities – In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of MetroPCS Common Stock.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares. The Company currently has no investments in MetroPCS to be classified as an investment available-for-sale.  Net unrealized gains or losses on available-for-sale securities were reported as a component of other comprehensive income in the Statement of Changes in Shareholders’ Equity. As of September 30, 2008 the Company had no investment in MetroPCS reflected in the balance sheet.

On July 15, 2008, the Board of Directors declared a dividend of 150,943 shares of MetroPCS common stock payable pro rata to its shareholders of record of common stock as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008. At that time, the Company recorded a dividend liability of $2,648,000, reflecting the approximate fair value of the MetroPCS shares to be distributed.

As of June 30, 2008, the fair value of the investment in MetroPCS following the payment of the dividend in January 2008 as reflected in the balance sheet was $2,673,000. The fair value was derived from the publicly traded stock price as of June 30, 2008. The deferred tax liability of $919,000 associated with the unrealized gain on the increase to fair value of $2,308,000 was reflected in the balance sheet as of June, 30, 2008.

Please refer to Item 2 of our Annual Report on Form 10-K for the year ended June 30, 2008, for information pertaining to our critical accounting policies for the stock-based compensation, valuation allowance on deferred taxes and revenue recognition.   There have been no changes to our critical accounting polices since June 30, 2008, the date of our audited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

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

November 14, 2008

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