Form 10-Q
period 2008-12-31
SONOMAWEST HOLDINGS INC
filed 2009-02-13
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2008 or

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

                 Large accelerated filer  ___                        Accelerated filer  ___
                 Non-accelerated filer    ___                        Smaller reporting company  _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           YES:                                                         NO:     X

As of February 13, 2009, there were 1,251,367 shares of common stock, par value $.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Balance Sheets at December 31, 2008 (unaudited) and
	June 30, 2008 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3

	Condensed Statements of Income – Six and three months ended
	December 31, 2008 and 2007 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

	Statement of Changes in Shareholders’ Equity -
	Six months ended December 31, 2008 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

	Statements of Cash Flows – Six months ended
	December 31, 2008 and 2007 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

	Notes to Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11

Item 4T	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		16

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 3.	Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

	Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

	Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
DECEMBER 31, 2008 AND JUNE 30, 2008
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

	December 31, 2008 (unaudited)	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,781	$2,554
Restricted cash and cash equivalents	-	50
Marketable securities, fair value	-	2,673
Accounts receivable	30	9
Other receivables	-	7
Dividend claims receivable	49	49
Prepaid income taxes	-	47
Prepaid expenses and other assets	73	145
Total current assets	1,933	5,534
RENTAL PROPERTY, net	1,147	1,054
DEFERRED INCOME TAXES, net	377	248
PREPAID COMMISSIONS AND OTHER ASSETS	213	246
Total assets	$3,670	$7,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$112	$119
Accrued dividends payable	49	49
Accrued payroll and related liabilities	26	243
Income taxes payable	276	509
Accrued expenses	12	123
Unearned rents	136	136
Tenant deposits	490	470
Deferred income taxes, net	-	495
Total current liabilities	1,101	2,144
LONG-TERM DEBT, net of current maturities	2,500	2,500
Total liabilities	3,601	4,644

SHAREHOLDERS’ EQUITY :
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,251 and 1,241 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	-	-
Accumulated other comprehensive income	-	1,389
Retained earnings	69	1,049
Total shareholders’ equity	69	2,438
Total liabilities and shareholders’ equity	$3,670	$7,082

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Six Months		Three Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
RENTAL REVENUE –NET	$1,481	$1,368	$747	$694
TENANT REIMBURSEMENTS	347	311	163	142
TOTAL REVENUE	1,828	1,679	910	836

OPERATING COSTS	1,341	1,366	598	658
OPERATING COSTS - RELATED PARTY EXPENSE	13	3	3	1
TOTAL OPERATING COSTS	1,354	1,369	601	659
OPERATING INCOME	474	310	309	177

INTEREST EXPENSE	(85)	-	(54)	-
INTEREST INCOME	9	81	1	37
LOSS ON RETIREMENT OF RENTAL EQUIPMENT	-	(2)	-	-
GAIN ON DISTRIBUTION OF INVESTMENTS	2,284	-	1	-
OTHER INCOME	1	3	1	-
INCOME BEFORE TAXES	2,683	392	258	214
INCOME TAX PROVISION	1,069	169	105	78
NET INCOME	$1,614	$223	$153	$136

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,251	1,192	1,252	1,192
Diluted	1,251	1,193	1,252	1,193

INCOME PER COMMON SHARE:
Basic	$ 1.29	$ 0.19	$ 0.12	$ 0.11
Diluted	$ 1.29	$ 0.19	$ 0.12	$ 0.11

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Accumulated
			Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Income	Earnings	Equity
BALANCE, JUNE 30, 2008	1,241	$-	$1,389	$1,049	$2,438
Comprehensive income:
Net Income	-	-	-	1,614	1,614
Net change in unrealized gain, net of tax	-	-	(1,389)		(1,389)
Total comprehensive income					225
Property dividend	-	(54)	-	(2,594)	(2,648)
Exercise of stock options	10	65	-	-	65
Tax expense on exercise of options	-	(11)	-	-	(11)
BALANCE, DECEMBER 31, 2008	1,251	$-	$-	$69	$69

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,614	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on distribution of investments	(2,284)	-
Loss on retirement of equipment	-	2
Stock compensation expense	-	19
Depreciation and amortization expense	86	102
Deferred income tax benefit	296	39
Changes in assets and liabilities:
Accounts receivable	(21)	11
Other receivables	7	4
Prepaid income taxes	47	(12)
Prepaid expenses and other assets	72	92
Prepaid commissions and other assets	33	(62)
Accounts payable	(7)	(9)
Accrued payroll and related liabilities	(217)	(184)
Income taxes payable	(233)	-
Accrued expenses	(111)	61
Unearned rents	-	(36)
Tenant deposits	20	99
Net cash (used for) provided by operating activities	(698)	349

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(179)	(3)
Net cash used for investing activities	(179)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax (expense) benefit from exercise of stock options	(11)	25
Exercise of stock options	65	534
Net cash provided by financing activities	54	559
NET (DECREASE) INCREASE IN CASH	(823)	905

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,604	3,587
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,781	$4,492

Supplemental Cash Flow Information
	2008	2007
Property dividend	$2,648	$-
Interest paid	$88	$-
Taxes paid	$984	$117

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying financial statements and related notes, they should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. The results of operations for the six months ended December 31, 2008, are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2009.

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

As of December 31, 2008, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value.  The fair value of long-term debt approximates its carrying value, based on interest rates that are currently available to the Company based on debt with similar terms and maturities.

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

On July 15, 2008, the Board of Directors declared a dividend of 150,943 shares of MetroPCS common stock payable pro rata to its shareholders of record of common stock as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008. At that time, the Company recorded a dividend liability of $2,648,000, reflecting the approximate fair value of the MetroPCS shares to be distributed.  As a result of the MetroPCS dividend, the Company realized a taxable gain of $2,284,000 resulting in a corresponding tax liability of $910,000.  Following the payment of the dividend, the Company held 6 shares of MetroPCS common stock which were subsequently sold.  As of December 31, 2008, the Company no longer held any shares of MetroPCS.

Note 4 – Property and Equipment

The Company has completed the expenditures necessary to satisfy the conditions of approval for the rezoning of the North Property from “Diverse Agricultural” to “MP-Industrial Park” use.  The total cost to the Company for these improvements was $122,000, of which $91,000 was paid during this fiscal year to date. Also during this period, the Company upgraded the wastewater system at the South Property for total costs of $86,000 (refer to Note 11 for more details).

Note 5 – Derivatives and Hedging Activities

On October 3, 2008, the Company entered into an interest rate cap agreement with Wachovia Bank to manage the interest rate risk associated with its long-term debt obligations. Under the new agreement, the Company’s maximum interest rate would be 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the interest rate will revert to the LIBOR plus 2.25%. As of December 31, 2008, the LIBOR rate was 0.47%.  The Company does not monitor these interest rate cap agreements for hedge effectiveness. Gains and losses associated with this interest rate cap agreement are recorded as interest expense in the Company’s Statements of Income.

For the three months ended December 31, 2008, the Company expensed the $26,000 premium paid to enter into the interest rate cap agreement. At December 31, 2008, the fair value of the interest rate cap agreement approximates zero.

Note 6 - Long-term Debt

On May 21, 2008, the Company entered into a $2.5 million term loan (the ”Loan”) with Wachovia Bank N.A. ("Wachovia").  The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 2.72% at December 31, 2008.  The Loan matures on May 1, 2011, prior to which the Company is obligated to make monthly payments of accrued interest only.

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

Note 7 - Earnings Per Share

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

The effect of dilutive options on the weighted average number of shares for the six months ended December 31, 2008 and December 31, 2007 was zero and 1,000, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the six months ended December 31, 2008 and December 31, 2007, was 21,000 and zero, respectively.

The effect of dilutive options on the weighted average number of shares for the three months ended December 31, 2008 and December 31, 2007 was zero and 1,000, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the three months ended December 31, 2008 and December 31, 2007 was 21,000 and zero, respectively.

Note 8 - Stock-Based Compensation

Our net income for the six months ended December 31, 2008 included no stock compensation costs.

A summary of the status of the Company’s stock option plans at December 31, 2008, with changes during the six months ended December 31, 2008, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2008	31,000	$7.53
Granted	-	-
Exercised	(10,000)	6.50
Cancelled	-	-
Balance, December 31, 2008	21,000	$8.02	8.92	$-
Exercisable, December 31, 2008	21,000	$8.02	8.92	$-

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of December 31, 2008:

	Options outstanding		Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price
$5.70	1,000	9.44	$5.70	1,000	$5.70
$6.50	15,000	9.36	$6.50	15,000	$6.50
$13.05	5,000	7.96	$13.05	5,000	$13.05
Total	21,000	8.92	$8.02	21,000	$8.02

As of December 31, 2008, the weighted average remaining contractual life of stock options exercisable was 8.92 years and there was no aggregate intrinsic value. There was no intrinsic value of the stock options exercised during the three and six months ended December 31, 2008.

Note 9 - Related Parties

On July 1, 2008, following approval by the Board of Directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company, replacing the prior agreement, on terms substantially similar to those in the prior agreement (the “2008 Agreement”). The 2008 Agreement became effective July 1, 2008, immediately after expiration of the term of the existing agreement. Under the 2008 Agreement, Bugatto Investment Company agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the hourly rate of $250, which is consistent with the prior agreement.

During the six months ended December 31, 2008 and December 31, 2007, the Company incurred $13,000 and $3,000, respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party Expenses.  As of December 31, 2008, the Company had a payable to Bugatto Investment Company of $575.

Note 10 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the six months ended December 31, 2008 and December 31, 2007 of $1,481,000 and $1,368,000, respectively. The leases have terms which range from month-to-month to leases with expiration dates through 2021. As of December 31, 2008, assuming none of the existing leases are renewed or no additional space is leased, the following will be the future minimum lease income:

Year Ending December 31,	Amount
2009	$1,419,000
2010	2,607,000
2011	2,465,000
2012	1,829,000
2013	1,079,000
Thereafter through 2021	1,312,000
Total	$10,711,000

Note 11 – Commitments and Contingencies

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company has analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of December 31, 2008, $265,000 has been paid to shareholders who have made substantiated claims and $49,000 has been accrued as dividend claims payable.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims.

The Company received a notice from the California State Regional Water Quality Control Board ("CSRWQCB") to modify its wastewater system at the South Property, in order to maintain compliance with current water quality standards.  The Company’s proposed modifications to the existing wastewater system was approved by the CSRWQCB, allowing the Company to construct  modifications to the existing waste water system using newly adopted practices.  The upgraded wastewater system was completed during December 2008 with total costs to the Company of $86,000, which has been paid in full.  The annual operating cost increases associated with the modified system are currently estimated to be from $12,000 to $50,000 annually, these costs are dependent upon weather conditions.

Note 12 - Subsequent Event

The Company has recently received information that a receivership has been appointed for one of our tenants.  The total space leased by the tenant is 29,000 square feet, and the attributable rent is $22,000 a month. The tenant presently subleases 11,626 square feet of its leased space to an unaffiliated third party at a monthly rent of $8,770. The exact economic impact of our tenant’s situation on the Company is currently unknown, though the Company intends to pursue all available remedies at law or in equity in respect of any default.

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

The financial statements included herein are presented as of, and for the six and three months ended December 31, 2008 and 2007 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

OVERVIEW

The Company’s business consists of its real estate management and rental operations.  The Company believes that the leasing activity that has taken place at the Company’s properties during the past year has been positive, in that substantially all of the leasable space is under lease as of December 31, 2008.  The Company’s rental operations include industrial/agricultural property, some of which was formerly used in its discontinued fruit processing businesses.  This commercial property is now being rented to third parties.  The Company’s primary business revenue is generated from the leasing of its two properties located in Sebastopol, California.

Given recent economic conditions, we expect that some of our tenants will experience a downturn in their businesses, which in some cases may be significant. Significant downturns may weaken our tenants’ financial condition, and potentially result in the failure to make timely rental payments to the Company.  In the event of a default by a tenant, the Company would likely experience loss of revenue and delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants could adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.

The Company has recently received information that a receivership has been appointed for one of our tenants.  The total space leased by the tenant is 29,000 square feet, and the attributable rent is $22,000 a month. The tenant presently subleases 11,626 square feet of its leased space to an unaffiliated third party at a monthly rent of $8,770. The exact economic impact of our tenant’s situation on the Company is currently unknown, though the Company intends to pursue all available remedies at law or in equity in respect of any default.

The properties are leased to multiple tenants with leases varying in length from month-to-month to multiple years.  Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance measures.  The Company has no tenant related reimbursements that are not part of tenant lease agreements.

In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of MetroPCS Series D Preferred Stock were converted into 993,297 shares of common stock. MetroPCS began trading its stock on the open market April 19, 2007, at which point the Company was able to determine the fair value of its investment in MetroPCS.

On December 20, 2007, the Company declared a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS stock to its shareholders.  The fair value of those 842,348 shares of MetroPCS stock on December 31, 2007 was $16,384,000 and had been recorded as a dividend liability.  As a result of the MetroPCS dividend, the Company realized a taxable gain of $12,667,000 resulting in a corresponding tax liability of $5,046,000.  On July 15, 2008, the Company declared a dividend of the remaining 150,943 shares of MetroPCS stock to its shareholders.  The fair value of those 150,943 shares of MetroPCS stock on August 18, 2008 was $2,648,000 and had been recorded as a dividend liability.   As a result of the MetroPCS dividend, the Company realized a taxable gain of $2,284,000 resulting in a corresponding tax liability of $910,000.  As of December 31, 2008, the Company no longer held any MetroPCS shares.

The Company received a notice from the California State Regional Water Quality Control Board ("CSRWQCB") to modify its wastewater system at the South Property, in order to maintain compliance with current water quality standards.  The Company’s proposed modifications to the existing wastewater system was approved by the CSRWQCB allowing the Company to construct modifications to the existing waste water system using newly adopted practices.  The upgraded wastewater system was completed during December 2008 with total costs to the Company of $86,000, which was paid in full.  The annual operating cost increases associated with the modified system are currently estimated to be from $12,000 to $50,000 annually, these costs are dependent upon weather conditions.

 RESULTS OF OPERATIONS

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on a total of 91.24 acres of land and have a combined leaseable area of 436,000 square feet (376,000 under roof and 60,000 outside). The tenants have original lease terms ranging from month-to-month to multiple years, with options to extend the longer-term leases. As of December 31, 2008, there were 33 tenants with leases comprising 435,000 square feet of leasable space (375,000 under roof and 60,000 outside) or 99.8% of the total leasable area. As of the end of December 31, 2007, there were 33 tenants with leases that comprised 426,000 square feet of leasable space (375,000 under roof and 51,000 outside) or 99.8% of the total leasable area.

Rental Revenue. For the six months ended December 31, 2008, rental revenue increased $113,000, or 8%, as compared to the corresponding period in the prior year. This increase was primarily a result of increased revenues from the addition of five new tenants generating revenues of $116,000, increased space and rate increases by six existing tenants under term leases of $94,000, and annual Consumer Price Index increases and lease renewal rate increases of $27,000. We believe this increase in tenant demand was primarily a result of an increase in tenants’ business volume. The increase was partially offset by five tenants who vacated or decreased their leased space, reducing rental revenue by $121,000, and the increase of $3,000 in rental concessions from two of the new tenants.

For the three months ended December 31, 2008 rental revenue increased $53,000 or 8% as compared to the three months ended December 31, 2007. This increase was primarily a result of increased revenues from expansion by six existing tenants under term leases of $47,000, the addition of five new tenants generating revenues of $20,000 and annual Consumer Price Index increases and lease renewal rate increases of $13,000. This increase in tenant demand was not anticipated, and we believe was primarily a result of an increase in tenants’ business volume. The increase was partially offset by five tenants who vacated or decreased their leased space by $24,000 and miscellaneous of $3,000.

Tenant Reimbursements. For the six months ended December 31, 2008, tenant reimbursements increased $36,000, or 12% as compared to the six months ended December 31, 2007. Such reimbursements related primarily to the increase of energy and water consumption by tenants.  The Company’s costs for such items are passed along to the tenants at the Company’s cost.

For the three months ended December 31, 2008, tenant reimbursements increased $21,000, or 15% as compared to the three months ended December 31, 2007. Such reimbursements related primarily to the increase of energy and water consumption by tenants.  The Company’s costs for such items are passed along to the tenants at the Company’s cost.

Operating Costs. For the six months ended December 31, 2008, total operating costs decreased $15,000, or 1%, compared to the six months ended December 31, 2007. Of this decrease, operating costs – related-party increased $10,000 and other operating costs decreased by a total of $25,000. The increase in related-party expenses was the result of a $10,000 increase in real estate consulting fees,  primarily related to the upgraded wastewater system, payable to one of the members of our Board of Directors, David Bugatto. The decrease of $25,000 in other operating costs is related to the decrease in repairs and maintenance roofing expense of $35,000, a reduction in legal fees of $24,000, decreases in various accounting fees of $16,000, non-cash stock compensation of $19,000, depreciation of $18,000, facility water system of $13,000 from the prior year preplanning expenses for the upgraded wastewater system, board of director fees of $12,000, due to a reduction in meetings and insurance of $11,000 from the change of provider. These were offset by the increase in Special Committee costs of $62,000 for the terminated tender offer, utilities of $22,000, primarily due to the increase in production at both facilities, Sarbanes-Oxley compliance consultants of $14,000 for completion of the prior year compliance work, an appraisal fee of $6,000 and amortization of loan fees of $7,000 for the Wachovia loan, and various miscellaneous increases of $12,000.

For the three months ended December 31, 2008, total operating costs decreased $58,000, or 9%, compared to the three months ended December 31, 2007. Of this decrease, operating costs - related party increased $2,000 and other operating costs decreased $60,000. The increase in related party expenses was primarily the result of a $2,000 increase in real estate consulting fees payable to one of the members of our Board of Directors, David Bugatto. The decrease of $60,000 in other operating costs is primarily related to the decreased repairs and maintenance of $32,000 for roofing, legal fees of $15,000, board of director fees of $12,000, non-cash stock compensation of $8,000, depreciation of $9,000 and accounting fees of $6,000. These were reduced by increases in utilities of $20,000 for increased usage and rate increases and various miscellaneous expenses of $2,000.

Interest Expense.  For the six months ended December 31, 2008, the Company had interest expense of $85,000. There was no interest expense for the six months ended December 31, 2007.  The increase was due solely to the Company entering into a new borrowing arrangement on May 21, 2008 as described below in “Liquidity and Capital Resources”.

For the three months ended December 31, 2008, the Company had $54,000 of interest expense primarily due to interest on the Wachovia loan and payment for the rate cap agreement.

Interest Income. For the six months ended December 31, 2008, the Company generated $9,000 of interest income on its cash balances as compared to $81,000 for the six months ended December 31, 2007.  The reduction in interest income was attributable to a reduction in our cash balances and a reduction in the interest rate we received on such cash balances.

For the three months ended December 31, 2008, the Company generated $1,000 of interest income on its cash balances as compared to the $37,000 in the three months ended December 31, 2007.  The reduction in interest income was attributable to a reduction in our cash balances and a reduction in the interest rate we received on such cash balances.

Liquidity and Capital Resources

The Company had cash of $1,781,000 and $2,604,000 at December 31, 2008 and June 30, 2008, respectively. The decrease in cash and cash equivalents of $823,000 since June 30, 2008 was primarily the result of cash used for operating activities of $698,000 and capital expenditures of $179,000. These were offset by the exercise of stock options of $65,000.

In May 2008, the Company entered into a Loan Agreement with Wachovia Bank for $2,500,000.  The loan bears interest at the LIBOR plus 2.25%, with accrued monthly interest payments only.  The interest rate was 2.72% as of December 31, 2008.  Principal and interest is due on the maturity date of May 21, 2011.  The Note is secured by a first deed of trust on the Company’s North property located at 2064 Gravenstein Highway North, Sebastopol, California. Under this Loan Agreement, the Company is required to meet certain financial covenants; as of December 31, 2008 the Company was in compliance with all such financial covenants. On October 3, 2008, the Company entered into an interest rate LIBOR cap agreement with Wachovia Bank to manage interest rate risk associated with its long-term debt obligation. The agreement became effective on October 3, 2008. Under the new agreement, the Company’s maximum interest rate would be 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the interest rate will revert to the LIBOR rate plus 2.25%. As of December 31, 2008, the LIBOR rate was 0.47%.

For the three months ended December 31, 2008, the Company expensed the $26,000 premium paid to enter into the interest rate cap agreement. At December 31, 2008, the fair value of the interest rate cap agreement approximates zero.

Cash flows from operating activities, excluding tax payments (see "Overview"), are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place. The Company believes that its existing resources, together with anticipated cash from rentals activities, will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Valuation of Investment Securities – In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of MetroPCS common stock.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares. The Company currently has no investments in MetroPCS to be classified as an investment that is available-for-sale.  Net unrealized gains or losses on available-for-sale securities were reported as a component of other comprehensive income in the Statement of Changes in Shareholders’ Equity. As of December 31, 2008, the Company had no investment in MetroPCS reflected in the balance sheet.

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

Item 4T. Controls and Procedures

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
________________________

*           Filed herewith.

+           Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 13, 2009

 /s/ Walker R. Stapleton
Walker R. Stapleton, Chief Executive Officer and Chief Financial Officer

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