Form 10-K/A
period 2008-06-30
SONOMAWEST HOLDINGS INC
filed 2009-04-10
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K /A

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

              YES     X                                NO  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K /A or any amendment to this Form 10-K /A .  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K /R to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended June 30, 2008.

EXPLANATORY NOTE

On March 31, 2009, SonomaWest Holdings, Inc. (the “Company”) received a letter from the Securities and Exchange Commission (the “SEC”) regarding the Company’s Annual Report on Form 10-K filed by the Company with the SEC on September 29, 2008 (the “Original Filing”) for the fiscal year ended June 30, 2008.  The Company has responded to the SEC’s comments to our Original Filing in this Amendment #1.

In connection with the review of the Original Filing, the SEC asked the Company to:

(i)	revise certain disclosures related to forward-looking statements,

(ii)	revise certain disclosures related to Items 1 and 2, Business and Properties,

(iii)	revise certain disclosures related to dividends,

(iv)	revise certain disclosures related to contractual obligations and tenant reimbursements,

(v)	revise management’s disclosures related to Controls and Procedures,

(vi)	revise management’s Section 302 certifications.

T he amendment has no impact on the Company’s consolidated balance sheet, consolidated statements of operations, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for the years ended June 30, 2008 and 2007.  Accordingly, we have not refiled the financial statements for the fiscal years ended June 30, 2008 and 2007.

TABLE OF CONTENTS

		Page

PART I
Items 1 and 2.	Business and Properties	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	9
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
PART II		12
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	21
Item 9A(T).	Controls and Procedures	21
SIGNATURES		21
EX-31.1 Certification of Chief Financial Officer
EX-31.2 Certification of Chief Executive Officer
EX-32.1 Certification of Chief Executive Officer and Chief Financial Officer

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

SonomaWest Holdings, Inc. (the “Company” or “Registrant”) is including the following cautionary statement in this Annual Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company.  The statements contained in this Report that are not historical facts are “forward-looking statements ”, which can be identified by the use of forward-looking terminology such as “estimated,” “projects,” “anticipated,” “assumes,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions.  Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward looking statements.  All written and oral forward-looking statements made in connection with this report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the disclosures contained under the “Risk Factors” heading in this report and other cautionary statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein. There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward looking statements.

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

SonomaWest Industrial Park South. This property (the “South property”) consists of 15.2 acres of land immediately south of Sebastopol at 1365 Gravenstein Highway South.  Improvements on the property consist of five connected buildings on a parcel approximately five acres in size with an aggregate of 85,882 square feet of leasable space under roof with an average effective annual rental of $6.22 per square foot as of June 30, 2008 .  In addition, there is 4,458 square feet of outside area that is currently leased. The available space is suited for commercial rental.  All buildings have fire sprinkler protection.  Other features include ample parking, security and a location close to major north-south and east-west traffic arteries. The property is zoned for “limited industrial” use, meaning that permitted uses include agricultural/food processing, light industry, related offices to support industrial tenant activities, warehousing or storage.  Adjacent to the occupied five-acre site are two additional undeveloped Company owned parcels approximately two acres and eight acres in size.  These parcels are zoned “limited industrial” and “low density residential,” respectively.

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

SonomaWest Industrial Park North.  This property (the “North property”) consists of 76.04 acres of land approximately two miles north of Sebastopol at 2064 Gravenstein Highway North.  Improvements on the property consist of 12 buildings located on approximately 27 acres with an aggregate of 289,948 square feet of leasable space under roof with an average effective annual rental of $7.43 per square foot as of June 30, 2008 .  In addition, there is 49,480 square feet of outside area that is currently leased. The balance of the property is dedicated to wastewater treatment and a large pond for fire protection. The principal administrative offices of the Company occupy a small portion of the North property.  The Company believes its office space is adequate for its current needs.

On March 28, 2006, Sonoma County approved modifications to the existing land use entitlements on the Company’s North property, subject to the satisfaction of certain conditions.  These land use entitlement changes, among other things, approved a rezoning of the property from “Diverse Agricultural” to “MP-Industrial Park” use and the approval of a master use permit.  The rezoning permits industrial activities consistent with the agricultural/food processing and related warehousing that currently occur on the property.  These land use approvals permit the Company to lease the property to a broader range of tenants and allow for a broader range of uses on the property.  The approvals also permit new buildings to be constructed to replace older buildings without having to reapply for additional zoning approvals or waivers.  For the Company to maintain the benefits of the land use approvals, the Company is required to take a number of actions and satisfy a number of Sonoma County conditions of approval involving the property.  The Company has begun making the expenditures and taking the actions required to satisfy these conditions, and several of the conditions have already been satisfied.  It is anticipated that all the conditions will be completed during the second quarter of fiscal year 2009.  The Company believes that these approvals are a positive development for the Company and its stockholders and potentially increases the value of the North property. The Company estimates the total cost for these improvements to be $161, 000 during the next two years, with an additional estimated $7,000 required to complete the conditions of the approval process. The Company continues to be in compliance with the terms and conditions of our master use permit. As of June 30, 2008, $31,000 had been spent on the improvements. The Company does not engage in, or make any expenditures with respect to research and development activities.

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

Other Information

For the year ended June 30, 2008, the Company operated in one reportable segment, real estate management and rental operations.  The Company’s business is not seasonal and does not require significant working capital.  The Company does not engage in , or make any expenditures , with respect to research and development activities.  Revenue from tenants resulting from the Company’s leasing activities is generally payabl e the first day of each month.  For the year ended June 30, 2008, Vinovation, Sonoma Wine Company and Greg & Greg Inc. Winery accounted for 12%, 11% and 12% of the Company’s revenue, respectively.

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

Item 1A:  Risk Factors

In evaluating the Company and its business, the following risk factors should be given careful consideration, in addition to the information mentioned elsewhere in this Annual Report on Form 10-K /A .

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

Benziger Family Winery accounted for 2% and 12% of the Company’s rental revenues for the years ended June 30, 2008 and 2007, respectively. As of September 1, 2007, Sonoma Wine Company replaced Benziger Family Winery as a tenant, and entered into a new five-year lease covering 54,244 square feet of warehouse space, with annual Consumer Price Index and Excess Operating Expense increases provided for in the lease .  Sonoma Wine Company accounted for 11% of the Company’s rental revenues for the year ended June 30, 2008.  The loss of the Sonoma Wine Company when their lease expires August 31, 2012, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2008, all rental amounts owed by Sonoma Wine Company were payable within the normal billing cycle and were not past due.

Vinovation, Inc. accounted for 12% the Company’s rental revenues for the years ended June 30, 2008 and 2007, respectively. On January 24, 2006, Vinovation Inc. entered into a 26 month lease covering 52,601 square feet of warehouse space with annual Consumer Price Index  increases provided for in the lease.  The loss of the Vinovation, Inc. when their lease expires September 30, 2011, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2008 and 2007, all rental amounts owed by Vinovation, Inc. were payable within the normal billing cycle and were not past due.

Greg & Greg, Inc. Winery accounted for 12% of the Company’s rental revenues for the years ended June 30, 2008 and 2007.   On June 8, 2008, Greg & Greg, Inc. Winery entered into a 5 year lease covering 37,931 square feet of warehouse space with annual Consumer Price Index and Excess Operating Expense increases provided for in the lease.  The loss of Greg & Greg, Inc. Winery when their lease expires on August 15, 2013, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2008 and 2007, all rental amounts owed by Greg & Greg, Inc. Winery were payable within the normal billing cycle and were not past due.

    The following table sets forth the Company’s  major tenants whose rental payments exceed 10% of the Company’s leasing segment revenues:

	2008	2007
Benzinger Family Winery	$54,000	$305,000
Sonoma Wine Company	309,000	0
Vinovation, Inc.	339,000	307,000
Greg & Greg Inc. Winery	347,000	280,000
	$1,047,000	$892,000

During the years ended June 30, 2008 and 2007, 64% and 59%, respectively, of the Companies revenues were associated with the wine industry.

Compliance with new regulations governing public company corporate governance and reporting will result in additional costs.

Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years requires us to incur significant additional accounting and legal costs.  We, like other public companies, are preparing for new accounting practices and procedures required by laws and regulations adopted in connection with the Sarbanes-Oxley Act of 2002.  In particular, we are providing, with this Annual Report on Form 10-K /A , disclosures on our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act.  Beginning with the fiscal year ending June 30, 2010, the Company’s auditors will provide an annual report on our internal control over financial reporting and auditors’ attestation with respect to our report required by Section 404 of the Sarbanes-Oxley Act.  Any unanticipated difficulties in preparing for and implementing these and other corporate governance and reporting reforms could result in material delays in compliance or significantly increase our costs.  Also, there can be no assurance that we will be able to fully comply with these new laws and regulations.  Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

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

Dividends

The Company paid dividends on its common stock in the form of shares of MetroPCS common stock in January 2008 valued at $14,702,000, and distributed the remainder of its MetroPCS shares to its shareholders on August 18, 2008 , valued at $2,649,000.  Even if its future operations or investments result in increased profitability, as to which there can be no assurance, there is no present anticipation that future dividends will be paid.  The Company has not paid any cash dividends on its common stock during the past two years.  The Company's $2,500,000 loan with Wachovia Bank, described further in "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation" does not materially restrict the Company's ability to pay dividends.

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

Tenant Reimbursements.  Reimbursements received from tenants of certain costs are recognized as tenant reimbursement revenues.  For the fiscal year 2008, tenant reimbursements decreased $173,000, from $701,000 to $528,000 or 25% as compared to fiscal year 2007, utility reimbursements decreased $156,000, water usage reimbursements decreased $10,000 and other tenant reimbursements decreased $7,000.  Such reimbursements related primarily to the decrease in occupancy by manufacturing tenants with an increase in storage tenants, which resulted in less energy and water consumption by tenants.   The Company receives monthly bills from its utility provider for tenant expenses. The Company makes the payments directly to the utility provider on behalf of the tenants, and submits an invoice to the tenants for reimbursement. Such reimbursements are provided for in the terms of the tenants' lease agreements with the Company. While utility reimbursements levels may decrease and there may be a downward pressure on revenues, the Company would also have an equal amount of reduction of expenses, thus creating no effect to net income.

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

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

                Attached as exhibits to this report are certifications of our CEO and CFO required pursuant to Rule 13a-14 under the Exchange Act. This section includes information concerning the controls and procedures evaluation referred to in the certifications.

                Evaluation of Disclosure Controls and Procedures.     We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. This evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Based on this evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this section, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

        Management's Annual Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

                Under the supervision and with the participation of our management, including our CEO and CFO, we assessed our internal control over financial reporting as of June 30, 2008, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2008.

                This Annual Report on Form 10K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

               Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                Inherent Limitations on Effectiveness of Controls.    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                       April 10, 2009                                                                         SONOMAWEST HOLDINGS, INC.

                                 By:    /s/ Walker R. Stapleton
                     Walker R. Stapleton, President, Chief
                      Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Walker R. Stapleton and David J. Bugatto, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K /A , and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
Principal Executive Officer and Principal Financial Officer: /s/ Walker R. Stapleton Walker R. Stapleton	President, Chief Executive Officer and Chief Financial Officer, Director	April 10, 2009
Directors:
/s/ David J. Bugatto David J. Bugatto	Director	April 10, 2009
/s/ David Janke David Janke	Director	April 10, 2009
/s/ Robert Davies Robert Davies	Director	April 10, 2009