Form 10-Q
period 2009-03-31
SONOMAWEST HOLDINGS INC
filed 2009-05-15
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2009 or

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

           YES:    X                                                  NO:

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

           YES:                                                      NO:

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

                      YES:                                                             NO:     X

As of May 15, 2009, there were 1,251,367 shares of common stock, par value $.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets at March 31, 2009 (unaudited) and
	June 30, 2008 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . .	3

	Condensed Statements of Income - Nine and three months ended
	March 31, 2009 and 2008 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

	Condensed Statement of Charges in Shareholders' Equity -
	Nine months ended March 31, 2009 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

	Condensed Statements of Cash FLows - Nine months ended
	March 31, 2009 and 2008 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

	Notes to Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11

Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		17

Item 1.	Legal Procedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . .	17

Item 3.	Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

Item 4.	Submission of Matters to a Vote of a Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

	Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18

	Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2009 AND JUNE 30, 2008
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

	March 31, 2009 (unaudited)	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,970	$2,554
Restricted cash and cash equivalents	-	50
Marketable securities, fair value	-	2,673
Accounts receivable	106	9
Other receivables	-	7
Dividend claims receivable	35	49
Prepaid income taxes	-	47
Prepaid expenses and other assets	54	145
Total current assets	2,165	5,534
RENTAL PROPERTY, net	1,103	1,054
DEFERRED INCOME TAXES, net	344	248
PREPAID COMMISSIONS AND OTHER ASSETS	198	246
Total assets	$3,810	$7,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$112	$119
Accrued dividends payable	35	49
Accrued payroll and related liabilities	30	243
Income taxes payable	276	509
Accrued expenses	7	123
Unearned rents	50	136
Tenant deposits	484	470
Deferred income taxes, net	-	495
Total current liabilities	994	2,144
LONG-TERM DEBT, net of current maturities	2,500	2,500
Total liabilities	3,494	4,644

SHAREHOLDERS’ EQUITY :
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,251 and 1,241 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	-	-
Accumulated other comprehensive income	-	1,389
Retained earnings	316	1,049
Total shareholders’ equity	316	2,438
Total liabilities and shareholders’ equity	$3,810	$7,082

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Nine Months		Three Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
RENTAL REVENUE –NET	$2,250	$2,052	$769	$684
TENANT REIMBURSEMENTS	515	409	168	98
TOTAL REVENUE	2,765	2,461	937	782

OPERATING COSTS	1,864	1,892	523	526
OPERATING COSTS - RELATED PARTY EXPENSE	14	6	1	3
TOTAL OPERATING COSTS	1,878	1,898	524	529
OPERATING INCOME	887	563	413	253

INTEREST EXPENSE	(102)	(15)	(17)	(15)
INTEREST INCOME	10	125	1	44
LOSS ON RETIREMENT OF RENTAL EQUIPMENT	-	(2)	-	-
GAIN ON DISTRIBUTION OF INVESTMENTS	2,284	12,666	-	12,666
OTHER INCOME (EXPENSE)	(1)	5	(2)	2
INCOME BEFORE TAXES	3,078	13,342	395	12,950
INCOME TAX PROVISION	1,217	5,368	148	5,199
NET INCOME	$1,861	$7,974	$247	$7,751

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,251	1,208	1,252	1,188
Diluted	1,251	1,209	1,252	1,188

INCOME PER COMMON SHARE:
Basic	$1.49	$6.60	$0.20	$6.52
Diluted	$1.49	$6.60	$0.20	$6.52

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Accumulated
			Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Income	Earnings	Equity
BALANCE, JUNE 30, 2008	1,241	$-	$1,389	$1,049	$2,438

Comprehensive income:
Net income	-	-	-	1,861	1,861
Net change in unrealized gain, net of tax	-	-	(1,389)	-	(1,389)
Total comprehensive income					472
Property dividend	-	(54)	-	(2,594)	(2,648)
Exercise of stock options	10	65	-	-	65
Tax expense on exercise of options	-	(11)	-	-	(11)
BALANCE, MARCH 31, 2009	1,251	$-	$-	$316	$316

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,861	$7,974
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on distribution of investments	(2,284)	(12,666)
Loss on retirement of equipment	-	2
Stock compensation expense	-	19
Depreciation and amortization expense	130	148
Deferred income tax benefit	329	(344)
Changes in assets and liabilities:
Accounts receivable	(97)	34
Other receivables	7	20
Dividend claims receivable	14	(48)
Prepaid income taxes	47	85
Prepaid expenses and other assets	91	115
Prepaid commissions and other assets	48	(50)
Accounts payable	(7)	18
Dividend claims payable	(14)	49
Accrued payroll and related liabilities	(213)	(178)
Income taxes payable	(233)	5,432
Accrued expenses	(116)	9
Unearned rents	(86)	53
Tenant deposits	14	63
Net cash (used for) provided by operating activities	(509)	735

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(179)	(17)
Net cash used for investing activities	(179)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax (expense) benefit from exercise of stock options	(11)	77
Exercise of stock options	65	534
Net cash provided by financing activities	54	611
NET (DECREASE) INCREASE IN CASH	(634)	1,329

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,604	3,587
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,970	$4,916

Supplemental Cash Flow Information
	2009	2008
Property dividend	$2,648	$14,702
Interest paid	$106	$-
Taxes paid	$1,098	$117

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying financial statements and related notes, they should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. The results of operations for the nine months ended March 31, 2009, are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2009.

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

As of March 31, 2009, the Company believes that the carrying amounts for cash, accounts receivable and accounts payable approximate their fair value.  The fair value of long-term debt approximates its carrying value, based on interest rates that are currently available to the Company based on debt with similar terms and maturities.

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

Note 2 - New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning July 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations.

In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of FSP No. 157-2 did not have a material impact on our financial position or results of operations.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007.  Early adoption is permitted in certain circumstances provided that the entity also elects to adopt the provisions of SFAS No. 157, Fair Value Measurements.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS No. 159 did not have a material impact on our financial position or results of operations.

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

On December 20, 2007, the Board of Directors declared a dividend of 842,316 shares of MetroPCS common stock, subsequently amended to 842,348 shares, payable pro rata to its shareholders of record as of the close of business on December 24, 2007, due and payable at the close of business on January 3, 2008. At that time, the Company recorded a dividend liability of $16,384,000, reflecting the approximate fair value of the MetroPCS shares to be distributed. As a result of the MetroPCS dividend, the Company realized a taxable gain of $12,667,000 in fiscal year 2008 resulting in a corresponding tax liability of $5,046,000. Following the payment of the dividend, the Company held 150,949 shares of MetroPCS common stock.

On July 15, 2008, the Board of Directors declared a dividend of 150,943 shares of MetroPCS common stock payable pro rata to its shareholders of record of common stock as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008. At that time, the Company recorded a dividend liability of $2,648,000, reflecting the approximate fair value of the MetroPCS shares to be distributed.  As a result of the MetroPCS dividend, the Company realized a taxable gain of $2,284,000 resulting in a corresponding tax liability of $910,000.  Following the payment of the dividend, the Company held 6 shares of MetroPCS common stock which were subsequently sold.  As of March 31, 2009, the Company no longer held any shares of MetroPCS.

Note 4 – Property and Equipment

The Company has completed the expenditures necessary to satisfy the conditions of approval for the rezoning of the North Property from “Diverse Agricultural” to “MP-Industrial Park” use.  The total cost to the Company for these improvements was $122,000, of which $91,000 was paid during this fiscal year to date. Also during this period, the Company upgraded the wastewater system at the South Property for total costs of $86,000 (refer to Note 11 for additional details).

Note 5 – Derivatives and Hedging Activities

On October 3, 2008, the Company entered into an interest rate cap agreement with Wachovia Bank to manage the interest rate risk associated with its long-term debt obligations. Under the new agreement, the Company’s maximum interest rate would be 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the interest rate will revert to the LIBOR plus 2.25%. As of March 31, 2009, the LIBOR rate was 0.52%.  The Company does not monitor these interest rate cap agreements for hedge effectiveness. Gains and losses associated with this interest rate cap agreement are recorded as interest expense in the Company’s Statements of Income.

For the nine months ended March 31, 2009, the Company paid a premium of $26,000 to enter into the interest rate cap agreement. At March 31, 2009, the fair value of the interest rate cap agreement approximated zero.

Note 6 - Long-term Debt

On May 21, 2008, the Company entered into a $2.5 million term loan (the “Loan”) with Wachovia Bank N.A. ("Wachovia").  The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 2.77% at March 31, 2009.  The Loan matures on May 1, 2011, prior to which the Company is obligated to make monthly payments of accrued interest only.

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

The effect of dilutive options on the weighted average number of shares for the nine months ended March 31, 2009 and March 31, 2008 was zero and 1,000, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the nine months ended March 31, 2009 and March 31, 2008, was 21,000 and zero, respectively.

There were no dilutive options on the weighted average number of shares for the three months ended March 31, 2009 and March 31, 2008.   Antidilutive securities, excluded from the computation of earnings per share for the three months ended March 31, 2009 and March 31, 2008 was 21,000 and 5,000, respectively.

Note 8 - Stock-Based Compensation

Our net income for the nine months ended March 31, 2009 included no stock compensation costs. All stock-based compensation was 100% vested by December 16, 2007.

A summary of the status of the Company’s stock option plans at March 31, 2009, with changes during the nine months ended March 31, 2009, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2008	31,000	$7.53
Granted	-	-
Exercised	(10,000)	6.50
Cancelled	-	-
Balance, March 31, 2009	21,000	$8.02	8.67	$-
Exercisable, March 31, 2009	21,000	$8.02	8.67	$-

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of March 31, 2009:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price
$5.70	1,000	9.20	$5.70	1,000	$5.70
$6.50	15,000	9.11	$6.50	15,000	$6.50
$13.05	5,000	7.71	$13.05	5,000	$13.05
Total	21,000	8.67	$8.02	21,000	$8.02

As of March 31, 2009, the weighted average remaining contractual life of stock options exercisable was 8.67 years and there was no aggregate intrinsic value. There was no intrinsic value of the stock options exercised during the three and nine months ended March 31, 2009.

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

During the nine months ended March 31, 2009 and March 31, 2008, the Company incurred $14,000 and $6,000, respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party Expenses.  As of March 31, 2009, the Company had a payable to Bugatto Investment Company of $275.

Note 10 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the nine months ended March 31, 2009 and March 31, 2008 of $2,250,000 and $2,052,000, respectively. The leases have terms which range from month-to-month to leases with expiration dates through 2021. As of March 31, 2009, assuming none of the existing leases are renewed or no additional space is leased, the following will be the future minimum lease income:

Year Ending June 30,	Amount
2009	$712,000
2010	2,736,000
2011	2,590,000
2012	1,933,000
2013	1,153,000
Thereafter through 2021	1,300,000
Total	$10,424,000

Note 11 – Commitments and Contingencies

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company has analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of March 31, 2009, $279,000 has been paid to shareholders who have made substantiated claims and $35,000 has been accrued as dividend claims payable.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims.

The Company received a notice from the California State Regional Water Quality Control Board ("CSRWQCB") to modify its wastewater system at the South Property, in order to maintain compliance with current water quality standards.  The Company’s proposed modifications to the existing wastewater system was approved by the CSRWQCB, allowing the Company to construct  modifications to the existing waste water system using newly adopted practices.  The upgraded wastewater system was completed during December 2008 with total costs to the Company of $86,000, which has been paid in full.  The annual operating cost increases associated with the modified system are currently estimated to be from $12,000 to $50,000 annually, dependent upon weather conditions. The Company does not engage in, or make any expenditures with respect to research and development activities.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

SonomaWest Holdings, Inc. (“we” or the "Company") is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements", which can generally be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Risk Factors" as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and other cautionary statements set forth therein and in this Quarterly Report on Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements included herein are presented as of, and for the nine and three months ended March 31, 2009 and 2008 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

OVERVIEW

The Company’s business consists of its real estate management and rental operations.  The Company believes that the leasing activity that has taken place at the Company’s properties during the past year has been positive, in that substantially all of the leasable space is under lease as of March 31, 2009.  The Company’s rental operations include industrial/agricultural property, some of which was formerly used in its discontinued fruit processing businesses.  This commercial property is now being rented to third parties.  The Company’s primary business revenue is generated from the leasing of its two properties located in Sebastopol, California.

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

During February 2009, the Company received information that a receivership had been appointed for one of our tenants.  The total space leased by the tenant is 29,000 square feet, and the attributable rent is $22,000 a month. The tenant presently subleases 11,626 square feet of its leased space to an unaffiliated third party at a monthly rent of $8,770. The exact economic impact of our tenant’s situation on the Company is currently unknown, though the Company intends to pursue all available remedies at law or in equity in respect of any default. As of March 31, 2009, the tenant remains in receivership and all rent has been paid.

As of March 31, 2009, the Company was owed $6,000 in past due rent from a tenant, such amount representing less than 1% of the Company’s total annual rental income and 10,400 square feet of covered roof space.  The Company received the full amount of the delinquent rent subsequent to the end of the period ended March 31, 2009, but continues to monitor this tenant and intends to pursue all available legal remedies to collect any past due rent.

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

On December 20, 2007, the Company declared a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS stock to its shareholders.  The fair value of those 842,348 shares of MetroPCS stock on December 31, 2007 was $16,384,000.  As a result of the MetroPCS dividend, the Company realized a taxable gain of $12,667,000 resulting in a corresponding tax liability of $5,046,000.  On July 15, 2008, the Company declared a dividend of the remaining 150,943 shares of MetroPCS stock to its shareholders.  The fair value of those 150,943 shares of MetroPCS stock on August 18, 2008 was $2,648,000.   As a result of the MetroPCS dividend, the Company realized a taxable gain of $2,284,000 resulting in a corresponding tax liability of $910,000.  As of March 31, 2009, the Company no longer held any MetroPCS shares.

The Company received a notice from the California State Regional Water Quality Control Board ("CSRWQCB") to modify its wastewater system at the South Property, in order to maintain compliance with current water quality standards.  The Company’s proposed modifications to the existing wastewater system were approved by the CSRWQCB, allowing the Company to construct modifications to the existing waste water system using newly adopted practices.  The upgraded wastewater system was completed during December 2008 with total costs to the Company of $86,000, which has been paid in full.

 RESULTS OF OPERATIONS

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on a total of 91.24 acres of land and have a combined leaseable area of 438,000 square feet (378,000 under roof and 60,000 outside). The tenants have original lease terms ranging from month-to-month to multiple years, with options to extend the longer-term leases. As of March 31, 2009, there were 33 tenants with leases comprising 437,000 square feet of leasable space (377,000 under roof and 60,000 outside) or 99.8% of the total leasable area. As of the end of March 31, 2008, there were 33 tenants with leases that comprised 426,000 square feet of leasable space (375,000 under roof and 51,000 outside) or 99.8% of the total leasable area of 427,000 square feet  (376,000 under roof and 51,000 outside).

Rental Revenue. For the nine months ended March 31, 2009, rental revenue increased $198,000, or 10%, as compared to the corresponding period in the prior year. This increase was primarily a result of increased revenues from the addition of five new tenants generating revenues of $132,000, increased space and rate increases by seven existing tenants under term leases of $164,000, and excess operating expense increases, late fees and annual Consumer Price Index increases of $46,000. This increase in leased additional space to tenants was primarily a result of an expansion of the tenants’ business. The increase was partially offset by eight tenants who vacated or decreased their leased space, reducing rental revenue by $142,000 and $2,000 in rental concessions due to two new tenants.

For the three months ended March 31, 2009 rental revenue increased $85,000 or 12% as compared to the three months ended March 31, 2008. This increase was primarily a result of increased revenues from expansion by seven existing tenants under term leases of $66,000, the addition of five new tenants generating revenues of $16,000 and excess operating expense increase, late fees and annual Consumer Price Index increases and lease renewal rate increases of $26,000. We believe this increase in tenant demand was primarily a result of an expansion of the tenants’ business. The increase was partially offset by eight tenants who vacated or decreased their leased space by $23,000.

Tenant Reimbursements. For the nine months ended March 31, 2009, tenant utility and water reimbursements increased $106,000, or 26% as compared to the nine months ended March 31, 2008. Such utility reimbursements related primarily to the increase of energy and water consumption by tenants.  The Company receives monthly bills from its utility provider for tenants’ expenses.  The Company makes the payments   directly   to the utility provider on behalf of the tenants, and submits an invoice to the tenants for reimbursement.  Such reimbursements are included in the terms of the tenants lease agreements with the Company.  While utility reimbursements levels may fluctuate, the Company does not expect that such reimbursement levels will have any pressure on revenues or an effect on net income.

For the three months ended March 31, 2009, tenant utility and water reimbursements increased $70,000, or 71% as compared to the three months ended March 31, 2008. Such utility reimbursements related primarily to the increase of energy and water consumption by tenants.  The Company receives monthly bills from its utility provider for tenants’ expenses. The Company’s costs for such items are passed along to the tenants.

Operating Costs. For the nine months ended March 31, 2009, total operating costs decreased $20,000, or 1%, compared to the nine months ended March 31, 2008. Of this decrease, operating costs – related-party increased $8,000 and other operating costs decreased by a total of $28,000. The increase in related-party expenses was the result of an $8,000 increase in real estate consulting fees, primarily related to consulting regarding the upgraded wastewater system, payable to one of the members of our Board of Directors, David Bugatto. The decrease of $28,000 in other operating costs is related to the decrease in repairs and maintenance roofing expenses of $42,000, a reduction in legal fees of $28,000, decreases in various accounting and tax fees of $43,000, and various miscellaneous decreases totaling $10,000. These were offset by the increase in Special Committee costs of $62,000 for an abandoned tender offer, increased utilities of $33,000, primarily due to the increase in production activities of our tenants at both facilities.

For the three months ended March 31, 2009, total operating costs decreased $5,000, or 1%, compared to the three months ended March 31, 2008. Of this decrease, operating costs - related party decreased $2,000 and other operating costs decreased $3,000. The decrease in related party expenses was primarily the result of a $2,000 decrease in real estate consulting fees payable to one of the members of our Board of Directors, David Bugatto. The decrease of $3,000 in other operating costs is primarily related to the decreased accounting fees of $26,000. These were offset by various miscellaneous expenses totaling $23,000.

Interest Expense.  For the nine months ended March 31, 2009, the Company had loan interest expense of $102,000 as compared to zero loan interest expense for the nine months ended March 31, 2008.  The increase was due solely to the Company entering into a loan agreement with Wachovia Bank on May 21, 2008, as described below in “Liquidity and Capital Resources”. The Company had zero and $15,000 of interest expense on state tax liability for the nine months ended March 31, 2009 and 2008.

For the three months ended March 31, 2009, the Company had $17,000 in loan interest expense primarily due to interest on the Wachovia loan, as described below in “Liquidity and Capital Resources”. For the three months ended March 31, 2008, the Company had zero loan interest. The Company did have zero and $15,000 of interest expense on state tax liability for the three months ended March 31, 2009 and 2008.

Interest Income. For the nine months ended March 31, 2009, the Company generated $10,000 of interest income on its cash balances as compared to $125,000 for the nine months ended March 31, 2008.  The reduction in interest income was attributable to a reduction in our cash balances and a reduction in the interest rate we received on such cash balances.

For the three months ended March 31, 2009, the Company generated $1,000 of interest income on its cash balances as compared to the $44,000 in the three months ended March 31, 2008.  The reduction in interest income was attributable to a reduction in our cash balances and a reduction in the interest rate we received on such cash balances.

Liquidity and Capital Resources

The Company had cash of $1,970,000 and $2,604,000 at March 31, 2009 and June 30, 2008, respectively. The decrease in cash and cash equivalents of $634,000 since June 30, 2008 was primarily the result of cash used for taxes on the dividend distribution of $1,098,000, bonuses of $215,000 and capital expenditures of $179,000. These were offset by cash proceeds from other operating activities of $804,000 and the exercise of stock options of $65,000.

In May 2008, the Company entered into a Loan Agreement (the “Loan”) with Wachovia Bank for $2,500,000.  The Loan bears interest at the LIBOR plus 2.25%, with accrued monthly interest payments only.  The interest rate was 2.77% as of March 31, 2009.  Principal and interest is due on the maturity date of May 21, 2011.  The Loan is secured by a first deed of trust on the Company’s North property located at 2064 Gravenstein Highway North, Sebastopol, California. Under this Loan Agreement, the Company is required to meet certain financial covenants; as of March 31, 2009 the Company was in compliance with all such financial covenants. On October 3, 2008, the Company entered into an interest rate LIBOR cap agreement with Wachovia Bank to manage interest rate risk associated with its long-term debt obligation. The agreement became effective on October 3, 2008. Under the interest rate cap agreement, the Company’s maximum interest rate is 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the interest rate will revert to the LIBOR rate plus 2.25%. As of March 31, 2009, the LIBOR rate was 0.52%.

For the nine months ended March 31, 2009, the Company paid a premium of $26,000 to enter into the interest rate cap agreement. At March 31, 2009, the fair value of the interest rate cap agreement approximates zero.

Cash flows from operating activities, excluding tax payments (see “Overview”), are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place. The Company believes that its existing resources, together with anticipated cash from rentals activities, will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Valuation of Investment Securities – In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of MetroPCS common stock.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares. The Company currently has no investments in MetroPCS to be classified as an investment that is available-for-sale.  Net unrealized gains or losses on available-for-sale securities were reported as a component of other comprehensive income in the Statement of Changes in Shareholders’ Equity. As of March 31, 2009, the Company had no investment in MetroPCS reflected in the balance sheet.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Walker R. Stapleton, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based on the evaluation, these officers have concluded that:

·
our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

·
our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

                None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

                None

Item 5. Other Information

None

Item 6.  Exhibits

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

*           Filed herewith.

+           Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2009

/s/ Walker R. Stapleton
Walker R. Stapleton, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Document Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
* Filed herewith + Furnished herewith