Form 10-K
period 2009-06-30
SONOMAWEST HOLDINGS INC
filed 2009-09-28
CIK 102588

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended June 30, 2009

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES     ☐                      NO ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES     ☐                      NO ☒

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

YES     ☐                      NO ☐

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

YES  ☐                                   NO   ☒

Aggregate market value of common stock held by non-affiliates based on the closing price of the registrant’s common stock as reported in the “pink sheets” published by The Pink Sheets LLC on December 31, 2008: $3,795,690.  For the purposes of the foregoing calculations, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

As of September 28, 2009, there were 1,251,367 shares of common stock, par value $0.0001 per share, outstanding which is the only class of shares publicly traded.

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended June 30, 2009.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

SonomaWest Holdings, Inc. (the “Company” or “Registrant”) is including the following cautionary statement in this Annual Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company.  The statements contained in this Report that are not historical facts are “forward-looking statements”, which can be identified by the use of forward-looking terminology such as “estimated,” “projects,” “anticipated,” “assumes,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions.  Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward looking statements.  All written and oral forward-looking statements made in connection with this report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the disclosures contained under the “Risk Factors” heading in this report and other cautionary statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein. There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward looking statements.

PART I

Items 1 and 2.  Business and Properties

SonomaWest Holdings, Inc.  (the “Company”), formerly Vacu-dry, was incorporated in 1946 and currently operates as a real estate management and rental company. The Company’s rental operations include two industrial/agricultural properties.  The commercial property is now being rented to third parties.  The Company’s primary operating revenue is generated from the leasing of its two properties located in Sebastopol, California.

The properties are leased to multiple tenants with leases ranging in length from month-to-month to leases with expiration dates through 2023.  Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance measures.

Properties

        The Company owns two properties together comprising 91.24 acres in West Sonoma County, approximately 56 miles north of San Francisco.  The properties are four miles apart, north and south of the town of Sebastopol located in the “Russian River Valley” wine appellation district.

SonomaWest Industrial Park South. This property (the “South property”) consists of 15.2 acres of land immediately south of Sebastopol at 1365 Gravenstein Highway South.  Improvements on the property consist of five connected buildings on a parcel approximately five acres in size with an aggregate of 85,882 square feet of leasable space under roof with an average effective annual rental of $6.92 per square foot as of June 30, 2009.  In addition, there is 4,458 square feet of outside area that is currently leased. The available space is suited for commercial rental.  Other features include ample parking, security and a location close to major north-south and east-west traffic arteries. The property is zoned for “limited industrial” use, meaning that permitted uses include agricultural/food processing, light industry, related offices to support industrial tenant activities, warehousing or storage.  Adjacent to the occupied five-acre site are two additional undeveloped Company owned parcels approximately two acres and eight acres in size.  These parcels are zoned “limited industrial” and “low density residential,” respectively.

As of June 30, 2009, 97% of the leasable space under roof at the South property had been leased to eight tenants. In addition, 4,458 square feet of outside space had also been leased to eight tenants.  Lease terms for all property range from month-to-month to longer term leases with expiration dates through 2017.

The following table sets forth information as of June 30, 2009, concerning future lease expirations and other data related to the South property.

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases	Annual Rent Represented by Remaining Long-term Leases
2010	1	85,335	$568,000
2011	2	76,733	500,000
2012	1	59,238	130,000
2013	0	5,417	30,000
2014	0	5,417	30,000
Thereafter	1	5.417	99,000

The table above does not include month-to-month leases. For the year ended June 30, 2009, 2.6% of the Company’s South property rental revenue was generated from month-to-month leases. As of June 30, 2009, approximately 2.6% or 2,236 square feet of the South property’s total leased square footage was covered by month-to-month leases.

As of June 30, 2009, the accumulated book depreciation of the South property was $1,151,347 and the book net carrying value was $254,089.  Depreciation expense is calculated on a straight-line basis for book purposes and through various methods for tax purposes.  The real estate taxes for this property for the year ended June 30, 2009 were $15,143.  The Company has no debt associated with this property.

SonomaWest Industrial Park North.  This property (the “North property”) consists of 76.04 acres of land approximately two miles north of Sebastopol at 2064 Gravenstein Highway North.  Improvements on the property consist of 7 buildings located on approximately 27 acres with an aggregate of 292,414 square feet of leasable space under roof with an average effective annual rental of $8.04 per square foot as of June 30, 2009. In addition, there is 56,041 square feet of outside area that is currently leased. The balance of the property is dedicated to wastewater treatment and a large pond for fire protection. The principal administrative offices of the Company occupy a small portion of the North property in a leased trailer.  The Company believes its office space is adequate for its current needs.

On March 28, 2006, Sonoma County approved modifications to the existing land use entitlements on the Company’s North property, subject to the satisfaction of certain conditions.  These land use entitlement changes, among other things, approved a rezoning of the property from “Diverse Agricultural” to “MP-Industrial Park” use and the approval of a master use permit.  The rezoning permits industrial activities consistent with the agricultural/food processing and related warehousing that currently occur on the property.  These land use approvals permit the Company to lease the property to a broader range of tenants and allow for a broader range of uses on the property.  The approvals also permit new buildings to be constructed to replace older buildings without having to reapply for additional zoning approvals or waivers.  For the Company to maintain the benefits of the land use approvals, the Company was required to take a number of actions and satisfy a number of Sonoma County conditions of approval involving the property.  The Company has substantially completed the expenditures necessary to satisfy the conditions of approval for the rezoning of the North Property from “Diverse Agricultural” to “MP-Industrial Park” use.  The total cost to the Company for these improvements to date is $122,000, with an additional estimated $7,000 required to complete the conditions of the approval process.   The Company believes that these approvals are a positive development for the Company and its stockholders and potentially increases the value of the North property. The Company continues to be in compliance with the terms and conditions of our master use permit. The Company does not engage in, or make any expenditure with respect to research and development activities.

As of June 30, 2009, 88.8% of the leasable space under roof had been leased to twenty-four tenants.  This reduction in occupancy of 11% of the leasable space under roof was primarily from the loss of one tenant in April 2009.  An additional 56,041 square feet of outside space has also been leased to twenty-four tenants.  Leases for all property range from month-to-month to longer term leases with expiration dates through 2023.

The following table sets forth information as of June 30, 2009 concerning future lease expirations and other data related to the North property.

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases	Annual Rent Represented by Remaining Long-term Leases
2010	2	291,785	$2,201,000
2011	1	270,608	2,126,000
2012	3	266,989	1,884,000
2013	5	214,056	1,195,000
2014	2	128,576	673,000
Thereafter	5	81,264	2,623,000

The table above does not include month-to-month leases. For the year ended June 30, 2009, 2.8% of the Company’s North property rental revenue was generated from month-to-month leases. As of June 30, 2009, approximately 7.6% or 24,053 square feet of the North property’s total leased square footage was covered by month-to-month leases.

As of June 30, 2009, the accumulated book depreciation of the North property was $5,250,207 and the book net carrying value was $803,663.  Depreciation expense is calculated on a straight-line basis for book purposes and through various methods for tax purposes.  The real estate taxes for this property for the year ended June 30, 2009 were $58,162.

The Company has a $2,500,000 three-year term loan from Wachovia Bank that is secured by this property as described further in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company continues to market all of its properties.  Given current economic conditions, we expect that some of our tenants will experience a prolonged downturn in their businesses, which in some cases may be significant. Significant downturns may weaken our tenants’ financial condition, and potentially result in the failure to make timely rental payments to the Company.  In the event of a default by a tenant, the Company would experience loss of revenue and delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants could adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.  Significant, prolonged vacancies at the properties may have a material adverse impact on the Company’s business, financial condition and results of operations.

Other Assets

Investment in MetroPCS Communications, Inc.

During the fiscal year ended June 30, 2009, the Company held an investment in MetroPCS Communications, Inc. (“MetroPCS”), a wireless telecommunications company that consummated its initial public offering on April 19, 2007.  On July 15, 2008, the Board of Directors declared a dividend of the remaining 150,943 shares of MetroPCS, payable pro rata to the Company’s shareholders of record as of the close business on July 28, 2008, due and payable at the close of business on August 18, 2008. The Company distributed the entirety of its MetroPCS shares, and any shares held back were for rounding purposes only.   At June 30, 2009, the Company no longer held any MetroPCS stock.

Other Information

For the year ended June 30, 2009, the Company operated in one reportable segment, real estate management and rental operations.  The Company’s business is not seasonal and does not require significant working capital.  The Company does not engage in, or make any expenditures, with respect to research and development activities.  Revenue from tenants resulting from the Company’s leasing activities is generally payable the first of each month.  For the year ended June 30, 2009, Vinovation, Sonoma Wine Company and Greg & Greg Inc. Winery accounted for 13%, 13% and 12% of the Company’s revenue, respectively as described further in “Risk Factors – We rely on three major tenants for a significant portion of our rental revenues”.

Competition

        The Company competes with numerous commercial property landlords who offer warehouse, manufacturing and food processing properties in the greater Petaluma/Santa Rosa area, located in central to southern Sonoma County of Northern California.  As a result of current economic conditions, there is a significant supply of available warehouse space in Sonoma County.  Vacancy rates at a comparable warehouse facility, Santa Rosa Airport, are currently 9.6% and available square footage is 198,273.  The Company’s vacancy rate of 11.2% at our North Property and 3.2% at our South Property compare favorably to the Sonoma County vacancy rate of 14.4%.  Obtaining new tenants for our properties generally requires a tenant to relocate from an existing rental property of a competitor.  The Company believes that its North property enjoys a competitive advantage over other similarly situated properties with respect to certain kinds of potential tenants because of the wastewater treatment facility located on the property, which is well suited for tenants involved in the food processing industry and more particularly, the wine processing industry.  The Company believes that its rental rates for both of its North and South properties are competitively priced relative to comparable property on the market.  Some of the Company’s competitors enjoy the advantage that their properties are newer than the Company’s properties.  The Company generally competes on the basis of location, price, service and tenant improvements, including the North property’s wastewater treatment facility.

Environmental Matters

The Company believes it has complied in all material respects with all material governmental regulations regarding protection of the environment.  In connection with the renewal of its wastewater permit (issued by the State of California), the Company was required to modify its wastewater system to separate domestic waste from its processed wastewater.  As a result, the Company has made changes to comply with these regulations and has incurred related capital expenditures of $173,000 for the entire project, which was completed in September 2005.  On September 18, 2007, the Company received closure for the site investigation and remedial action of a former underground storage tank, which resulted in no additional costs. All expenses related to these contaminates were reimbursed by the State of California’s Underground Storage Tank Cleanup Fund.  In addition to these capital expenditures, the Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances, if any that might be located on or in its properties in the future.  These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances.  The presence of such substances or the failure to remediate such substances properly, may adversely affect the owner’s ability to sell or rent the property or to borrow money using the property as collateral.  Other federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.

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

The current financial crisis may have impacts on our business and financial condition that we cannot predict.

The continued credit crisis and turmoil in the global financial system may continue to have an impact on our business and financial condition, and we may continue to face challenges if conditions in the financial markets do not improve. We believe we have developed an operating and capital budget for fiscal year 2010 that will allow us to fund our business with anticipated internally generated cash flow and available cash resources. Our ability to access the capital markets, however, has been restricted as a result of this crisis and may be restricted in the future when we would like, or need, to raise capital. The financial crisis may also adversely impact our business, operating results and financial condition.

Downturns in tenants’ businesses may reduce our cash flow.

For the year ended June 30, 2009, we derived 100% of our operating revenue from rental income and tenant reimbursements.  Given current economic conditions, we expect that some of our tenants will experience a downturn in their businesses, which in some cases may be significant. Significant downturns may weaken our tenants’ financial condition, and potentially result in the failure to make timely rental payments to the Company.  In the event of a default by a tenant, the Company would likely experience loss of revenue and delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Although we have not experienced material losses from tenant bankruptcies, tenants could file for bankruptcy protection in the future. Moreover, certain of the Company’s tenants are currently experiencing financial difficulties, as discussed further in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants could adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.

We may be unable to renew leases or re-let space as leases expire.

As of June 30, 2009, not taking into account month-to-month leases (which comprise approximately 3.25% of our total leased space), leases representing approximately 8% and 6% of the square footage of our properties will expire in 2010 and 2011, respectively.  If leases expire with then-above market rental rates we may be forced to renew or re-lease such expiring leases at rates below the existing rental rates.  We cannot give any assurance that leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current rental rates.  If the rental rates for our properties decrease, if existing tenants do not renew their leases, or if we do not re-lease a significant portion of our available space, our financial position, results of operations, cash flow and quoted per share trading price of our common stock would be adversely affected.

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

Vinovation, Inc. accounted for 13% and 12% of the Company’s rental revenues for the years ended June 30, 2009 and 2008, respectively. On January 24, 2006, Vinovation Inc. entered into a 39 month lease, beginning June 1, 2008, covering 52,601 square feet of warehouse space with annual Consumer Price Index (“CPI”) increases provided for in the lease. The loss of the Vinovation, Inc. when their lease expires September 30, 2011, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2009 and 2008, all rental amounts owed by Vinovation, Inc. were payable within the normal billing cycle and were not past due.  As of September 28, 2009, Vinovation owed $35,000 in past due utility reimbursements and security deposits. The Company and Vinovation agreed to apply $46,000 of the existing Vinovation security deposit to satisfy Vinovation’s portion of wastewater improvement costs. Vinovation has agreed to replenish the security deposit within one year.

     Sonoma Wine Company accounted for 13% and 11% of the Company’s rental revenues for the years ended June 30, 2009 and 2008, respectively. As of September 1, 2007, Sonoma Wine Company entered into a five-year lease covering 54,244 square feet of warehouse space, with annual CPI and Excess Operating Expense (“EOE”) increases provided for in the lease.    The loss of the Sonoma Wine Company when their lease expires August 31, 2012, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2009, all rental amounts owed by Sonoma Wine Company were payable within the normal billing cycle and were not past due.

        Greg & Greg, Inc. Winery accounted for 12% and 12% of the Company’s rental revenues for the years ended June 30, 2009 and 2008, respectively. On June 8, 2008, Greg & Greg, Inc. Winery entered into a 5 year lease covering 37,951 square feet of warehouse space and 7,361 of outside space with annual CPI and EOE increases provided for in the lease.  The loss of Greg & Greg, Inc. Winery when their lease expires on August 15, 2013, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2009 and 2008, all rental amounts owed by Greg & Greg, Inc. Winery were payable within the normal billing cycle and were not past due.

The following table sets forth the Company’s major tenants whose rental payments exceed 10% of the Company’s leasing segment revenues:

Tenant	2009	2008
Vinovation, Inc	$402,000	$339,000
Sonoma Wine Company	389,000	309,000
Greg & Greg Inc. Winery	374,000	347,000
	$1,165,000	$995,000

During the years ended June 30, 2009 and 2008, 70% and 64%, respectively, of the Company’s revenues were associated with the wine industry.

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

Our stock price has from time to time experienced significant price and volume fluctuations.  For example, during fiscal 2009, the high and low sales price for the common stock was $9.30 and $4.10, respectively.  Since becoming a public company, our stock price has fluctuated in conjunction with the stock markets generally and sometimes on matters more specific to the Company, such as the public offering of MetroPCS and the Company’s distribution of its MetroPCS shares to its shareholders.  Our stock price may be expected to continue to experience significant price and volume fluctuations in response to factors specific to the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock was traded on the Nasdaq SmallCap Market (symbol:  SWHI) until August 10, 2005, when the common stock was delisted from the Nasdaq SmallCap Market, and began trading on the over-the-counter “Pink Sheets” under the symbol “SWHI.PK.”

The quarterly high and low sales prices for the last two fiscal years were as follows:

Quarter Ending	Low	High	Adj Close*
9/30/2007	$ 20.00	$ 29.80	$ 3.77
12/31/2007	$ 13.00	$ 21.25	$ 3.26
3/31/2008	$ 5.50	$ 19.50	$ 8.00
6/30/2008	$ 5.00	$ 8.00	$ 7.00
9/30/2008	$ 4.10	$ 8.80	$ 9.30
12/31/2008	$ 5.95	$ 9.30	$ 6.00
3/31/2009	$ 5.10	$ 6.25	$ 5.15
6/30/2009	$ 5.15	$ 9.15	$ 6.10
* Closing price adjusted for dividends

The above quotations were obtained from the Yahoo Finance Online website.

         On September 24, 2009, there were approximately 348 registered holders of our common stock.  On that date, the average of the high and low sales price per share of the Company’s stock was $7.20.

Dividends

The Company paid dividends on its common stock in the form of shares of MetroPCS common stock in January 2008 valued at $14,702,000, and had distributed the remainder of its MetroPCS shares to its shareholders on August 18, 2008, valued at $2,648,000. The Company has not paid any cash dividends on its common stock during the past two years.  The Company's $2,500,000 loan with Wachovia Bank, described further in "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" does not materially restrict the Company's ability to pay dividends.  However, our ability to pay dividends is also subject to limits imposed by Delaware law.  Even if its future operations or investments result in increased profitability, as to which there can be no assurance, there is no present anticipation that future dividends will be paid.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its registered securities during the last quarter of the fiscal year ended June 30, 2009.

Equity Compensation Plan Information

The Company’s equity plan information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2009.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

The Company’s business consists of its real estate management and rental operations. The management of the company believes that leasing activity at the Company’s North and South properties has been impacted as a result of current economic conditions.  The Company’s rental operations include industrial/agricultural property, some of which was formerly used in its discontinued fruit processing businesses.  This commercial property is now being rented to third parties.  The Company’s primary business revenue is generated from the leasing of its two properties, located in Sebastopol, California.

The properties are leased to multiple tenants with leases varying in length from month-to-month to leases with expiration dates through 2023.  Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance measures.  The Company has no tenant related reimbursements that are not part of tenant lease agreements.

Given current economic conditions, we expect that some of our tenants will experience a downturn in their businesses, which in some cases may be significant. Significant downturns may weaken our tenants’ financial condition, and potentially result in the failure to make timely rental payments to the Company.  At June 30, 2009, the Company had 3% vacancy at the South property and 11.2% vacancy at the North property. Vacancy rates at a complimentary warehouse facility, Santa Rosa Airport, are currently 9.6% and available square footage is 198,273.  Currently the Sonoma County vacancy rate is 14.4% which compares favorably to the Company’s vacancy rate. Given current economic conditions and decreased leasing activity, there can be no assurance that the Company will be able to fill the current vacant space on acceptable terms, or at all, and there can be no assurance than tenants will continue to make their rental payments in a timely manner.  In the event of a default by a tenant, the Company would likely experience loss of revenue and delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants could adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.

During February 2009, the Company received information that a receivership had been appointed for one of our tenants.  The total space leased by the tenant is 29,000 square feet, and the attributable rent is $22,000 a month. The tenant presently subleases 11,626 square feet of its leased space to an unaffiliated third party at a monthly rent of $8,770.  As of June 30, 2009, the tenant remained in receivership and all rent had been paid. On July 24, 2009, the Company received notification that the receivership estate will no longer be making future rental payments, although payments continued to be received from the receivership for rents through September.  The Company received a verbal update on September 24, 2009, that indicated that the receiver is being released as of September 25, 2009.  The exact economic impact of our tenant’s situation on the Company is currently unknown, though the Company intends to pursue all available remedies at law or in equity in respect of any default.

As of June 30, 2009, the Company was owed $12,888 in past due rent from a tenant, such amount representing less than 1% of the Company’s total annual rental income and 10,400 square feet of covered roof space, and as of the date of this report, the tenant is $22,800 in arrears.  While the Company has entered into an oral agreement with the tenant and expects to receive the full amount of the delinquent rent,  there is no assurance that such amount will be received and the Company continues to monitor this tenant and intends to pursue all available legal remedies to collect any past due rent.   Additional tenants in default, as of the date of this report, include Vinovation which owed $35,000 in past due utility reimbursements and security deposits.  The Company and Vinovation agreed to apply $46,000 of the existing Vinovation security deposit to satisfy Vinovation’s portion of wastewater improvement costs. Vinovation has agreed to replenish the security deposit within one year.

In connection with MetroPCS’s initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of common stock. MetroPCS began trading its stock on the open market April 19, 2007, at which point the Company was able to determine the fair value of its investment in MetroPCS. Prior to this date, the fair value of the MetroPCS investment could not be readily determined and thus had been accounted for at cost. As of June 30, 2008, the Company classified the investment as “available-for-sale,” and accounted for its investment at fair value.  Per Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, the increase in value from cost to fair value was reflected as an increase in shareholders’ equity net of the tax effect, and was not reflected on the Statement of Income.

On December 20, 2007, the Board of Directors declared a dividend of 842,316 shares of MetroPCS, subsequently amended to 842,348 shares, payable pro rata to its shareholders of record as of the close of business on December 24, 2007, due and payable at the close of business on January 3, 2008. At the time, the Company recorded a realized gain of $12,666,000 from the transaction.  On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company had analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of June 30, 2009, $279,000 has been paid to shareholders who have made substantiated claims and $35,000 has been accrued as dividend claims payable.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims.  Following the payment of the dividend, the Company held 150,949 shares of MetroPCS common stock with a fair value of $2,673,000 as of June 30, 2008, which was included on the balance sheet as of June 30, 2008.  The net unrealized gain of $1,389,000 ($2,308,000 less the deferred tax liability of $919,000) which resulted from increasing the value from cost to fair value for the year ended June 30, 2008 was included on the Statement of Changes in Shareholders’ Equity.

On July 15, 2008, the Company declared a dividend of the remaining 150,943 shares of MetroPCS common stock, any shares held back were for rounding purposes only and subsequently sold, payable pro rata to its shareholders of record of common stock as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008. As of June 30, 2009, the Company no longer held any shares of MetroPCS.

In May 2008, the Company obtained a $2,500,000 loan from Wachovia Bank (the “Loan”), to help cover the tax liability incurred as a result of the dividend distribution of the MetroPCS stock to the Company shareholders. The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 2.56% at June 30, 2009.  The Loan matures on May 1, 2011, prior to which, the Company is obligated to make monthly payments of accrued interest only.  The Loan is secured by the Company's North property pursuant to the Deed of Trust.  The Loan and the Deed of Trust contain standard continuing covenants and agreements.  In connection with the Loan, the Company also entered into an Environmental Indemnity Agreement, dated as of May 21, 2008, pursuant to which the Company agreed, among other things, to indemnify Wachovia and its assignees against any liabilities arising from or out of (i) certain violation of environmental laws and regulations applicable to the North property, (ii) the presence on the North property of certain hazardous materials, and (iii) any breach by the Company of any representation or warranty made in the Environmental Indemnity Agreement, to the extent applicable.

RESULTS OF OPERATIONS

Fiscal 2009 Compared To Fiscal 2008

Rental Revenue. The Company leases warehouse, production, and office space, as well as outside storage space at both of its properties.  The two properties have a combined leasable area of approximately 438,795 square feet (378,296 ft. under roof and 60,499 ft. outside) on 91.24 acres of land.  As of the end of fiscal 2009, there were 32 tenants with leases covering 403,409 square feet of leasable space (342,910 ft. under roof and 60,499 ft. outside) or 91.9% of the total leasable area.  As of the end of fiscal 2008, there were 32 tenants with leases covering 429,768 square feet of leasable space (375,830 ft. under roof and 53,938 ft. outside) or 100% of the total leasable area.  Leasable area changes result from areas that are removed from common area and rented or found not to be rentable. Fiscal 2009 rental revenue increased $207,000 or 7% from $2,769,000 in fiscal 2008 to $2,976,000 in fiscal 2009. The increase in rental revenue by current and new tenants, at higher rental rates, accounted for the increase in the revenue between fiscal years.  The decrease in occupancy under roof can be attributed to the expiration of leases that were not renewed.  While the Company continues to market the properties to prospective tenants to occupy leases that expire during the next year, there can be no assurance that tenants will be found in a timely manner or at acceptable rental rates; the failure to renew or replace expiring leases would then negatively impact the Company’s revenue.

      Tenant Reimbursements.  Reimbursements received from tenants of certain costs are recognized as tenant reimbursement revenues.  For the fiscal year 2009, tenant reimbursements increased $150,000, from $528,000 to $678,000 or 28% as compared to fiscal year 2008, utility reimbursements increased $56,000 and water usage reimbursements increased $30,000. Other reimbursements increased $64,000, $54,000 of which was a reimbursement for improvements to the wastewater system and $10,000 from insurance and rebate reimbursements.  Such reimbursements related primarily to the increase of energy and water consumption by tenants as their processing needs increase or decrease.  The Company receives monthly bills from its utility provider for tenant expenses. The Company makes the payments directly to the utility provider on behalf of the tenants, and submits an invoice to the tenants for reimbursement. Such reimbursements are provided for in the terms of the tenants' lease agreements with the Company. While utility reimbursements levels may decrease and there may be a downward pressure on revenues, the Company would also have an equal amount of reduction of expenses, thus creating no effect to net income.

        Operating Costs.  Total operating costs consist of direct costs related to operations and all general corporate costs.  Fiscal 2009 total operating costs of $2,740,000 increased $26,000, or 1%, from $2,714,000 in fiscal 2008.  Of this increase, operating costs increased $20,000 and operating costs-related party increased $6,000.  The increase of $20,000 in operating costs was primarily the result of the following increases: incentive bonus of $54,000 to Walker R. Stapleton as the President and Chief Executive Officer of the Company, Special Committee and legal costs of $62,000 for an abandoned tender offer, payroll and related expenses of $61,000 primarily related to the employee 401(k) plan adopted in April 2008, increased utilities of $59,000, primarily due to the increase in production activities of our tenants at both facilities, bad debt accrual of $19,000, Sarbanes-Oxley compliance consultant fees of $15,000, loan fees of $13,000 and various miscellaneous increases of $5,000.  These were offset by the following decreases: non-cash stock compensation of $64,000, various accounting and tax fees of $43,000, repairs and maintenance by a total of $32,000, primarily related to a reduced level of roofing and structural expenses, a reduction in legal fees of $28,000, facility water system costs of $26,000, depreciation of $22,000, Delaware Franchise tax of $19,000, reduction of insurance premiums of $18,000 and reduced real estate incentive compensation of $16,000.  The Company continues to closely scrutinize all discretionary spending as efforts to reduce and/or maintain expenses continue to be an important management focus. Total operating expenses are expected to remain relatively consistent over the remainder of calendar year 2009.

        The increase of $6,000 in operating costs—related party was primarily a result of real estate consulting fees, primarily related to consulting regarding the upgraded wastewater system, payable to one of the members of our Board of Directors, David Bugatto.

Interest Income.  In fiscal 2009 the Company generated $10,000 of interest income on its cash balances as compared to $153,000 during fiscal year 2008.  The decrease in interest income is related to the reduction of cash in the account, which was used to pay taxes on the dividend distribution, and the overall reduction of interest rates.

Interest Expense.  Interest expense consists primarily of interest expense on debt.  For fiscal 2009, the Company incurred $104,000 of interest expense.  This compares to $28,000 in fiscal 2008.  The increase is the result of the length of time the Loan from Wachovia Bank was outstanding which was for two months in fiscal 2008 versus twelve months in 2009.

       Income Taxes.  The Company’s tax provision was $1,232,000 in fiscal 2009 compared to $5,383,000 in fiscal 2008.  The 2008 tax provision was higher than fiscal 2009 primarily due to the income taxes associated with the gain on distribution of MetroPCS shares. The 2008 gain of $12,666,000 was $10,382,0000 higher than fiscal 2009 gain of $2,284,000.

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

Operating Costs.  Total operating costs consist of direct costs related to operations and all general corporate costs.  Fiscal 2008 total operating costs of $2,714,000 decreased $25,000, or less than 1%, from $2,739,000 in fiscal 2007.  Of this decrease, operating costs increased $28,000 and operating costs-related party decreased $53,000.  The increase of $28,000 in operating costs was primarily the result of the following increases: incentive bonus of $7,000, salary and related payroll expenses of $105,000 to Walker R. Stapleton as the President and Chief Executive Officer of the Company, facility water system costs of $56,000, various accounting fees of $52,000, legal fees of $26,000, Board of Director Fees of $19,000, Sarbanes-Oxley compliance consultant fees of $19,000, real estate incentive compensation of $22,000, payroll and related expenses of $31,000 primarily related to the employee 401(k) plan adopted in April 2008 and various miscellaneous increases of $47,000. These were offset by the following decreases: utility expenses of $145,000 primarily due to the reduction of processing on the North property, repairs and maintenance by a total of $72,000, primarily related to a reduced level of roofing expenses, non-cash stock compensation of $53,000, depreciation of $19,000, loan fees of $19,000 and decreased Delaware Franchise tax of $48,000.  The Company continues to closely scrutinize all discretionary spending as efforts to reduce and/or maintain expenses continue to be an important management focus.

The decrease of $53,000 in operating costs—related party was primarily a result of decreases in related party real estate consulting costs ($53,000) relating to the June 2008 consulting agreement with a member of our Board of Directors.

Interest Income.  In fiscal 2008 and 2007, the Company generated $153,000 of interest income on its cash balances.

Interest Expense.  Interest expense consists primarily of interest expense on mortgage debt.  For fiscal 2008, the Company incurred $28,000 of interest expense.  This compares to $7,000 in fiscal 2007.  The increase is related to interest expense on the Company’s $2,500,000 term loan obtained in May 2008.

Income Taxes.  The Company’s tax provision was $5,383,000 in fiscal 2008 compared to $206,000 in fiscal 2007.  The 2008 tax provision was higher than fiscal 2007 primarily because of the income taxes associated with the gain on distribution of MetroPCS shares in the amount of $12,666,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,830,000 at June 30, 2009, and long-term debt of $2,500,000.  The decrease in the cash balance of $774,000, from $2,604,000 at June 30, 2008, was primarily the result of cash used in operating activities of $642,000, and capital expenditures of $186,000.  This decrease was partly offset by the receipt of proceeds from exercise of stock options for $65,000 less the tax benefit of $11,000.  Management believes its cash and cash equivalents and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months.

In May 2008, the Company entered into a Loan Agreement with Wachovia Bank for $2,500,000.  The loan bears interest at the LIBOR plus 2.25%, with accrued monthly interest payments only.  The interest rate was 2.56% as of June 30, 2009.  Principal and interest is due on the maturity date of May 1, 2011.  The Note is secured by a first deed of trust on the Company’s North property located at 2064 Gravenstein Highway North, Sebastopol, California.   Under this Loan Agreement the Company is required to meet certain financial covenants; as of June 30, 2009 the Company was in compliance with such covenants.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions.  The Company believes that of its significant accounting policies (see Note 1 to the financial statements); the most critical accounting policies were determined to be related to:

Valuation of Investments Securities – In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of MetroPCS common stock.  As part of the initial public offering, the Company agreed to a 180-day lockup on its shares. The Company classified the investment as available-for-sale and carried it at fair value. Net unrealized gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income in the Statement of Changes in Shareholders’ Equity. The fair value of the investment in MetroPCS following the payment of the dividend in January 2008 as reflected in the balance sheet was $2,673,000 as of June 30, 2008. As of June 30, 2009, the Company no longer held any shares of MetroPCS.

Stock-Based Compensation – In accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes – The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  SFAS No. 109 requires the Company to compute deferred taxes based upon the amount of taxes payable in future years after considering changes in tax rates and other statutory provisions that will be in effect in those years. Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carryforwards.  A valuation allowance is provided for deferred tax assets, if their realization is uncertain.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 was effective for the Company’s fiscal year beginning July 1, 2008 and had no material impact on our financial position or results of operations.

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

    In February 2008, FASB issued FSP No. 157-1, which amends SFAS No. 157, Fair Value Measurements, to exclude SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13 .  However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141,  Business Combinations,  or No. 141 (revised 2007),  Business Combinations,  regardless of whether those assets and liabilities are related to leases.  The adoption of FSP No. 157-1 did not have a material impact on our financial position or results of operations.

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

In May 2009, FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective June 30, 2009.

    Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 8.    Financial Statements and Supplementary Data

SONOMAWEST HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of SonomaWest Holdings, Inc.:

We have audited the accompanying balance sheets of SonomaWest Holdings, Inc. (a Delaware corporation) as of June 30, 2009 and 2008 and the related statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended.  In connection with our audits of the financial statements, we have also audited the financial statement schedules, listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. at June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ MACIAS GINI & O’CONNELL LLP

Sacramento, California

September 28, 2009

 SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS	June 30, 2009	June 30, 2008
CURRENT ASSETS:
Cash and cash equivalents	$1,830	$2,554
Restricted cash and cash equivalents	-	50
Marketable securities	-	2,673
Accounts receivable, net of allowance for doubtful accounts of $19 and $0, respectively.	41	9
Other receivables	9	7
Dividend claims receivable	35	49
Prepaid income taxes	23	47
Prepaid expenses and other assets	151	145
Deferred income taxes, net	118	-
Total current assets	2,207	5,534
RENTAL PROPERTY, net	1,068	1,054
DEFERRED INCOME TAXES, net	245	248
PREPAID COMMISSIONS AND OTHER ASSETS	184	246
Total assets	$3,704	$7,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42	$119
Dividend claims payable	35	49
Accrued payroll and related liabilities	313	243
Income taxes payable	-	509
Accrued expenses	6	123
Unearned rents	66	136
Tenant deposits	415	470
Deferred income taxes, net	-	495
Total current liabilities	877	2,144
LONG-TERM DEBT, net of current maturities	2,500	2,500
Total liabilities	3,377	4,644
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares issued andoutstanding	-	-
Common stock: 5,000 shares authorized, par value of 0.0001; 1,251 and 1,241 shares and outstanding at June 30, 2009 and June 30, 2008, respectively	-	-
Accumulated other comprehensive income	-	1,389
Retained earnings	327	1,049
Total shareholders’ equity	327	2,438
Total liabilities and shareholders’ equity	$3,704	$7,082

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2009	2008
RENTAL REVENUE -NET	$2,976	$2,769
TENANT REIMBURSEMENTS	678	528
TOTAL REVENUE	3,654	3,297

OPERATING COSTS	2,724	2,704
OPERATING COSTS - RELATED PARTY EXPENSES	16	10
TOTAL OPERATING COSTS	2,740	2,714
OPERATING INCOME	914	583

INTEREST EXPENSE	(104)	(28)
INTEREST INCOME	10	153
GAIN ON DISTRIBUTION OF INVESTMENTS	2,284	12,666
INCOME BEFORE INCOME TAX PROVISION	3,104	13,374
INCOME TAX PROVISION	1,232	5,383
NET INCOME	$1,872	$7,991

WEIGHTED AVERAGE COMMON SHARESOUTSTANDING:
Basic	1,251	1,216
Diluted	1,251	1,228

INCOME PER COMMON SHARE:
Basic	$1.50	$6.57
Diluted	$1.50	$6.51

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2009 and 2008

(AMOUNTS IN THOUSANDS)

	Common Stock
	Number	Amount	Accumulated Other		Total
	Of		Comprehensive	Retained	Shareholders’
	Shares		Income	Earnings	Equity
BALANCE, JUNE 30, 2007	1,188	$3,625	$18,301	$3,454	$25,380

Comprehensive income:
Net income	-	-	-	7,991	7,991
Net change in unrealized gains (loss), net of tax			(16,912)		(16,912)
Total comprehensive loss					(8,921)
Property dividend	-	(4,306)	-	(10,396)	(14,702)
Stock compensation expense	-	64	-	-	64
Exercise of stock options	53	540	-	-	540
Tax benefit on exercise of options	-	77	-	-	77
BALANCE, JUNE 30, 2008	1,241	-	1,389	1,049	2,438
Comprehensive income:
Net income	-	-	-	1,872	1,872
Net change in unrealized gains (loss), net of tax			(1,389)		(1,389)
Total comprehensive income					483
Property dividend	-	(54)	-	(2,594)	(2,648)
Exercise of stock options	10	65	-	-	65
Tax expense on exercise of options	-	(11)	-	-	(11)
BALANCE, JUNE 30, 2009	1,251	$-	$-	$327	$327

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008
(AMOUNTS IN THOUSANDS)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,872	$7,991
Gain on distribution of investments	(2,284)	(12,666)
Loss on retirement of equipment	-	2
Stock compensation expense	-	64
Depreciation and amortization expense	172	193
Deferred income tax benefit	310	(356)
Changes in assets and liabilities:
Accounts receivable	(51)	30
Allowance for doubtful accounts	19	-
Other receivables	(2)	14
Dividend claims receivable	14	(49)
Prepaid income taxes	24	38
Prepaid expenses and other assets	(6)	9
Prepaid commissions and other assets	62	(79)
Accounts payable	(77)	8
Dividend claims payable	(14)	49
Accrued payroll and related liabilities	70	39
Income taxes payable	(509)	509
Accrued expenses	(117)	15
Unearned rents	(70)	34
Tenant deposits	(55)	94
Net cash used in operating activities	(642)	(4,061)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	(186)	(39)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	-	2,500
Tax (expense) benefit from exercise of stock options	(11)	77
Exercise of stock options	65	540
Net cash provided by financing activities	54	3,117
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(774)	$(983)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,604	3,587
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,830	$2,604

SONOMAWEST HOLDINGS, INC. STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE YEARS ENDED JUNE 30, 2009 and 2008 (AMOUNTS IN THOUSANDS) Supplemental Cash Flow Information
	2009	2008
Interest paid	$123	$4
Taxes paid	$1,418	$5,117

Noncash Financing Activities
Property dividend	$2,648	$14,702

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 and 2008

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

Rental Property

Rental property is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:
Buildings and improvements	5 to 45 years
Machinery and office equipment	3 to 15 years

Rental property consists of the following as of June 30:
	2009	2008
Land	$231,000	$231,000
Buildings, machinery and improvements	7,246,000	7,031,000
Office equipment, manuals and autos	97,000	95,000
Construction in progress	-	31,000
Total rental property	7,574,000	7,388,000
Accumulated depreciation	(6,506,000)	(6,334,000)
Net rental property	$1,068,000	$1,054,000

Improvements that extend the life of the asset are capitalized; other maintenance and repairs are expensed.  The cost of maintenance and repairs was $42,000 in 2009 and $74,000 in 2008.  During the fiscal year ended June 30, 2008, the Company disposed of assets totaling $72,000 with depreciation of $70,000 creating a $2,000 loss.  During the fiscal year ended June 2009, the Company did not dispose of rental property assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted cash flows associated with these assets.  At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets’ carrying value, the assets are adjusted to their fair values. As of June 30, 2009, the Company determined that there was no impairment of long-lived assets.

Cash and Cash Equivalents

For the purpose of the statement of cash flows and balance sheet, the Company considers any highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of FDIC insurance limits.  The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.  At June 30, 2009 and 2008, the Company held $1,660,000 and $2,530,000, respectively, in bank balances in excess of the insurance limits.

Marketable Securities

The Company’s investments in marketable securities are classified as available-for-sale securities and are carried at fair value. Net unrealized gains or losses on available-for-sale securities, if material, are reported as a component of other comprehensive income.  Gain or loss on sale of investment securities is based on the specific identification method.  Marketable securities are written down to fair value when a decline in fair value is other than temporary. As of June 30, 2009, the Company did not own any stock in MetroPCS.

Prepaid Commissions

The Company capitalizes rental commissions paid to real estate brokers and amortizes these commissions over the term of the lease.

Earnings Per Share Calculation

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method. The effect of dilutive options on the weighted average number of shares for the years ended June 30, 2009 and 2008 were zero and 12,000, respectively.  The calculation of diluted earnings per share for the years ended June 30, 2009 and 2008 excluded 20,000 and zero stock options respectively.

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

Minimum Lease Income

The Company leases warehouse space that generated revenues of $2,976,000 in 2009 and $2,769,000 in 2008.  The leases have varying terms, which range from month-to-month to leases with expiration dates through 2023.  As of June 30, 2009, assuming none of the existing leases are renewed or no additional space is leased, and payment of rents in accordance with the lease terms, the following is the future minimum lease income:

Year Ending June 30
2010	$2,769,000
2011	2,626,000
2012	2,014,000
2013	1,225,000
2014	703,000
Thereafter	2,722,000
Total	$12,059,000

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. Given current economic conditions, a reserve for doubtful accounts was considered necessary since the Company has been receiving late payments and tenants may begin defaulting on their rent payments. As of June 30, 2009 and 2008, the Company had allowances of $19,000 and zero, respectively, for outstanding receivables.  The Company performs a credit review process on all prospective tenants.  The extent of the credit review is dependant on the dollar value of the lease.

Concentration of Credit Risk

Vinovation, Inc. accounted for 13% and 12% of the Company’s rental revenues for the years ended June 30, 2009 and 2008, respectively. On January 24, 2006, Vinovation Inc. entered into a 39 month lease beginning June 1, 2008, covering 52,601 square feet of warehouse space with annual Consumer Price Index increases provided for in the lease. The loss of the Vinovation, Inc. when their lease expires September 30, 2011, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2009 and 2008, all rental amounts owed by Vinovation, Inc. were payable within the normal billing cycle and were not past due.

Sonoma Wine Company accounted for 13% and 11% of the Company’s rental revenues for the years ended June 30, 2009 and 2008, respectively. As of September 1, 2007, Sonoma Wine Company entered into a five-year lease covering 54,244 square feet of warehouse space, with annual Consumer Price Index and Excess Operating Expense increases provided for in the lease.    The loss of the Sonoma Wine Company when their lease expires August 31, 2012, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2009, all rental amounts owed by Sonoma Wine Company were payable within the normal billing cycle and were not past due.

Greg & Greg, Inc. Winery accounted for 12% and 12% of the Company’s rental revenues for the years ended June 30, 2009 and 2008, respectively. On June 8, 2008, Greg & Greg, Inc. Winery entered into a 5 year lease covering 37,951 square feet of warehouse space and 7,361 of outside space with annual Consumer Price Index and Excess Operating Expense increases provided for in the lease.  The loss of Greg & Greg, Inc. Winery when their lease expires on August 15, 2013, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2009 and 2008, all rental amounts owed by Greg & Greg, Inc. Winery were payable within the normal billing cycle and were not past due.

The following table sets forth the Company’s major tenants whose rental payments exceed 10% of the Company’s leasing segment revenues:

Tenant	2009	2008
Vinovation, Inc	$402,000	$339,000
Sonoma Wine Company	389,000	309,000
Greg & Greg Inc. Winery	374,000	347,000
	$1,165,000	$995,000

During the years ended June 30, 2009 and 2008, 70% and 64%, respectively, of the Company’s revenues were associated with the wine industry.

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

Stock-Based Compensation

The Company follows the guidance of SFAS No. 123(R), Share-Based Payment, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Under SFAS No. 123(R) companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant.

The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Fair Value of Financial Instruments

The Company's financial instruments include cash and equivalents, accounts receivable, accounts payable, other accrued current liabilities and long-term debt. The carrying values of such instruments (excluding long-term debt) approximate their fair values due to their relatively short-term maturities.   The fair value of long-term debt approximates its carrying value, based on interest rates that are currently available to the Company based on debt with similar terms and maturities.

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

2.           NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which was the Company’s fiscal year ending on July 1, 2008 and did not have a material impact on our financial position or results of operations.  See Note 5 for additional information.

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

In May 2009, FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective June 30, 2009.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	INVESTMENTS IN MARKETABLE SECURITIES

(Amounts in thousands)	Cost	Gross unrealized gains	Gross realized gains	Fair Value
June 30, 2009 – Available-for-sale securities	$-	$-	$-	$-
June 30, 2008 – Available-for-sale securities	$365	$2,308	$-	$2,673

At June 30, 2008, the Company held an investment in MetroPCS, a wireless telecommunications company that consummated its initial public offering on April 19, 2007.  In connection with the transaction, the Company’s shares of Series D Preferred Stock were automatically converted into 993,297 common shares.  The Company classified this investment as available-for-sale and accounted for the investment in MetroPCS at fair value. On December 20, 2007, the Board of Directors declared a dividend of 842,316 shares of MetroPCS, subsequently amended to 842,348 shares, payable pro rata to its shareholders of record as of the close of business on December 24, 2007, due and payable at the close of business on January 3, 2008.  The fair value of shares distributed was $14,702,000. At the time, the Company recorded realized gain of $12,666,000 from the transaction.  Following the payment of the dividend, the Company held 150,949 shares of MetroPCS common stock.

The fair value of the 150,949 shares was $2,673,000, which was derived from the publicly traded stock price as of June 30, 2008. For the year ended June 30, 2008, $1,389,000 ($2,308,000 less the deferred tax liability of $919,000) of unrealized gain was included on the Statement of Changes in Shareholders’ Equity.

On July 15, 2008, the Company declared a dividend of the remaining 150,943 shares of MetroPCS common stock, payable pro rata to its shareholders of record of common stock as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008. As of June 30, 2009, the Company no longer held any shares of MetroPCS.

4.           ACCRUED PAYROLL AND RELATED LIABILITIES

Accrued payroll and related liabilities consisted of the following as of June 30:

	2009	2008
Accrued payroll and related liabilities
Vacation accruals	$30,000	$29,000
Bonus accruals	283,000	214,000
	$313,000	$243,000

On June 26, 2009, the Compensation Committee (the “Committee”) of the Board of the Company approved compensation arrangements for Walker R. Stapleton, the Company’s Chief Executive Officer, Chief Financial Officer and President.  Effective July 1, 2009, Mr. Stapleton will be paid an annual base salary of $210,000.  In addition, based on the Committee’s Incentive Compensation Plan, the Committee granted Mr. Stapleton a discretionary bonus for the preceding fiscal year in the amount of $185,555 after achieving certain incentive compensation goals and measures established by the Compensation Committee.

5.           LONG-TERM DEBT:

Long-term debt of $2,500,000 at June 30, 2009 consists of the following:
	Scheduled principal payments
	2009	2010	2011
Note payable: term loan due May 1, 2011 interest rate equal to the LIBOR plus 2.25%, monthly payments of accrued interest only, secured by real property	$-	$-	$2,500,000

On May 21, 2008, the Company entered into a term loan arrangement to borrow the principal sum of $2.5 million (the “Loan”) from Wachovia Bank N.A. ("Wachovia").  The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 2.56% at June 30, 2009.  The Loan matures on May 1, 2011, prior to which, the Company is obligated to make monthly payments of accrued interest only.

The Loan is secured by the Company's North Property, located at 2064 Gravenstein Highway, Sebastopol, California pursuant to the terms of a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 21, 2008, made by the Company in favor of Wachovia (the "Deed of Trust").  The Loan and the Deed of Trust contain standard continuing covenants and agreements.

In connection with the Loan, the Company also entered into an Environmental Indemnity Agreement, dated as of May 21, 2008, pursuant to which the Company agreed, among other things, to indemnify Wachovia and its assignees against any liabilities arising from or out of (i) certain violations of environmental laws and regulations applicable to the North property, (ii) the presence on the North property of certain hazardous materials, and (iii) any breach by the Company of any representation or warranty made in the Environmental Indemnity Agreement, to the extent applicable.

6.           DERIVIATES AND HEDGING ACTIVITIES

On October 3, 2008, the Company entered into an interest rate cap agreement with Wachovia Bank to manage the interest rate risk associated with its long-term debt obligations. Under the agreement, the Company’s maximum interest rate would be 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the interest rate will revert to LIBOR plus 2.25%. As of June 30, 2009, the LIBOR rate was 0.31%.  The Company does not monitor these interest rate cap agreements for hedge effectiveness. Gains and losses associated with this interest rate cap agreement are recorded as interest expense in the Company’s Statements of Income.

SFAS No. 157, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•	Level 1: Defined as observable inputs, such as quoted prices in active markets for identical assets.

•
Level 2: Defined as observable inputs other than Level 1 prices. This includes quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company paid a premium of $26,000 to enter into the interest rate cap agreement. At June 30, 2009, the fair value of the interest rate cap agreement approximated zero using Level 2 inputs.  The Company has recorded a $26,000 expense to Interest Expense in its Statement of Income for the year ended June 30, 2009 related to the change in fair value of the interest rate cap.

7.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES:

Effective July 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) an Interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits as of July 1, 2008 adoption date and June 30, 2009.  Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for June 30, 2009.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes.  As of June 30, 2009, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.

For the years ended June 30, 2009 and 2008, the provision for income taxes consisted of the following:
	2009	2008
Current:
Federal	$662,000	$4,608,000
State	266,000	1,130,000
Deferred:
Federal	306,000	(400,000)
State	(2,000)	45,000
Provision	$1,232,000	$5,383,000

A reconciliation of the federal statutory rate to the tax provision for the years ended June 30 follows:
	2009%	2008%
Federal statutory rate	34%	34%
State taxes, less federal tax benefit	6%	6%
Permanent difference – stock option expense	-%	(1)%
Deferred tax adjustment allocated to APIC for tax windfall in excess of amount deferred	-%	1%
	40%	40%

    Deferred tax assets and liabilities consisted of the following at June 30,:

	2009	2008
Deferred taxes - current
Deferred tax assets:
Employee benefit accruals	$10,000	$10,000
Allowance for bad debt	8,000	-
Prepaid rents received	21,000	43,000
Stock compensation expense	18,000	25,000
State taxes deductible next year	95,000	380,000
Total deferred tax assets	152,000	458,000

Deferred tax liabilities:
Unrealized gain on available-for-sale marketable securities	-	(919,000)
Property taxes	(34,000)	(34,000)
Total deferred tax liabilities	(34,000)	(953,000)
Net deferred taxes – current	$118,000	$(495,000)

Deferred tax assets – long term:
Depreciation	$240,000	$248,000
Derivative amortization	5,000	-
Net deferred taxes – long term	$245,000	$248,000

8.           EMPLOYEE STOCK OPTION PLAN:

On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation to encourage officers, directors, consultants and other key employees of the Company to attain high performance and encourage stock ownership in the Company. The maximum number of shares of common stock issuable over the term of the 2002 Stock Option Plan is 150,000 shares. No participant in the 2002 Plan may be granted stock options, direct stock issuances and share right awards for more than 15,000 shares of common stock in total in any calendar year. The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of non-qualified stock options must at least be equal to 85% of the fair market value of the common stock on the date of grant. The contractual life of the options is ten years. Options issued under this plan may be fully vested and exercisable on the date of grant, or may be subject to term-based or performance-based vesting, based on the restrictions provided on the date of the grant. In May 2008, the Company’s Board of Directors approved and adopted the Second Amended and Restated 2002 Stock Incentive Plan, which was amended to effect certain changes in tax laws.  Prior to adoption of the 2002 Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

    During the year ended June 30, 2009, there were no stock options granted. The Company recorded no stock compensation expense for the year ended June 30, 2009, as all outstanding stock options had vested on or before June 30, 2008.  Stock compensation expense for the year ended June 30, 2008 was $64,000, including $61,000 of expense related to non-qualified stock options which generated a tax deduction of $24,000 and $3,000 in stock compensation expense related to incentive stock options which generated no tax deduction.  During the year ended June 30, 2009, one board member exercised outstanding stock options. In conjunction with such exercise, the Company incurred additional tax expense of $11,000 included in the Statement of Changes in Shareholders’ Equity. During the year ended June 30, 2008, one employee and three board members exercised their outstanding stock options.  The Company had previously recorded stock compensation expense of $138,000 for these non-qualified stock options and a $47,000 deferred tax benefit. In conjunction with the exercise, the Company recorded a windfall tax benefit of $77,000 as a component of the Statement of Changes in Shareholders’ Equity.

A summary of the status of the Company’s stock options at June 30, 2009 and 2008 are presented in the table below:

	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance, June 30, 2007	57,000	$10.42
Granted	27,000	$6.10
Cancelled	-	$-
Exercised	(53,000)	$10.09
Balance, June 30, 2008	31,000	$7.53
Granted	-	$-
Cancelled	-	$-
Exercised	(10,000)	$6.50
Balance, June 30, 2009	21,000	$8.02	8.42	$ -
Exercisable, June 30, 2009	21,000	$8.02	8.42	$ -

All outstanding options were fully vested as of June 30, 2009 and 2008.  The total intrinsic value of the options exercised for the years ended June 30, 2009 and 2008 was zero and $334,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for the 2008 grants: weighted average risk-free interest rate of 6.10 percent; expected dividend yield of 0 percent; expected life of two years; and expected volatility of 62 percent with a forfeiture rate of less than 1%.

Options outstanding, exercisable, and vested by price range at June 30, 2009, are as follows:
	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number of	contractual	exercise	Number of	exercise
prices	Shares	life (years)	price	shares	price
$ 5.00-7.00	16,000	8.90	$6.10	16,000	$6.10
$ over 10.00	5,000	7.46	$13.05	5,000	$13.05
Total	21,000	8.42	$8.02	21,000	$8.02

For options granted during the year ended June 30, 2008, the weighted average fair value as of the grant date was $1.61.

9.           LITIGATION

From time to time, the Company is a party to lawsuits and claims arising out of the normal course of business.  As of June 30, 2009, the Company was not a party to any material legal proceedings.

10.           RELATED-PARTY TRANSACTIONS:

On July 8, 2009, following approval by the Board of Directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company, replacing the prior agreement, on terms substantially similar to those in the prior agreement. The 2009 agreement became effective July 1, 2009, immediately after expiration of the term of the existing agreement. Under the 2009 agreement, Bugatto Investment Company agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the hourly rate of $250, which is consistent with the prior agreement.

During fiscal 2009 and 2008, the Company incurred $16,000 and $10,000 respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party.  As of June 30, 2009, the Company had a payable to Bugatto Investment Company of less than $1,000.

11.           COMMITMENT AND CONTINGENCIES

From time to time the Company enters into lease agreements with tenants that contain commitments to reimburse the tenants for improvements to the buildings which are recorded as rental concessions.  As of June 30, 2009, the Company had no commitments for tenant improvement reimbursements.

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company has analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of June 30, 2009, $279,000 has been paid to shareholders who have made substantiated claims and $35,000 has been accrued as dividend claims payable.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims.

12.           SUBSEQUENT EVENTS

We evaluated subsequent events through September 28, 2009, the date this Annual Report on Form 10-K was approved by the Board of Directors.  As of September 28, 2009, Vinovation owed $35,000 in past due utility reimbursements and security deposits. The Company and Vinovation agreed to apply $46,000 of the existing Vinovation security deposit to satisfy Vinovation’s portion of wastewater improvement costs, Vinovation has agreed to replenish the security deposit within one year.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in our accountants and there have no disagreements with regard to accounting and financial disclosure.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this report are certifications of our CEO/CFO required pursuant to Rule 13a-14 under the Exchange Act. This section includes information concerning the controls and procedures evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009. This evaluation was conducted under the supervision and with the participation of management, including our CEO/CFO. Based on this evaluation, our CEO/CFO have concluded that, subject to the limitations noted in this section, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO/CFO, we assessed our internal control over financial reporting as of June 30, 2009, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2009.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2009.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2009.

Item 14.  Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2009.

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

Schedule II. *    Valuation and Qualifying Accounts

Schedule III.*   Real Estate and Accumulated Depreciation

*Schedules included after signature page.

(3)           Index to Exhibits
Exhibit No.	Description
3.1(1)	Certificate of Incorporation
3.2(2)	Bylaws
10.1(3)	1996 Stock Option Plan, as amended
10.2+	SonomaWest Holdings, Inc. Second Amended and Restated 2002 Stock Incentive Plan
10.3(5)	Form of Indemnification Agreement between the Company and its directors and officers
10.5(6)	Consulting Agreement effective as of July 1, 2008 between SonomaWest Holdings, Inc. and Bugatto Investment Company
10.6+	Consulting Agreement effective as of July 1, 2009 between SonomaWest Holdings, Inc. and Bugatto Investment Company
11.1*	Computation of Per Share Earnings
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(3)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(4)	Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-84295) filed on August 2, 1999.

(5)	Incorporated by reference to Exhibit 10.10 to the registrant’s Report on Form 8-K filed May 16, 2006.

(6)	Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed on September 29, 2008.

+ Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:           September 28, 2009                                                      SONOMAWEST HOLDINGS, INC.

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

SIGNATURES	TITLE	DATE
/s/ Walker R. Stapleton Walker R. Stapleton	President, Chief Executive Officer and Chief Financial Officer, Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 28, 2009

/s/ David J. Bugatto David J. Bugatto	Director	September 28, 2009
/s/ David Janke David Janke	Director	September 28, 2009
/s/ Robert Davies Robert Davies	Director	September 28, 2009

Schedule II.  Valuation and Qualifying Accounts

		Additions
Year	Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
2009	Valuation allowance for uncollectible accounts	$-	$19,000	$-	$-	$19,000

SCHEDULE III
SonomaWest Holdings, Inc.
REAL ESTATE AND ACCUMULATED DEPRECIATION
June 30, 2009
(DOLLARS IN THOUSANDS)
Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H
				Costs
				Subsequently	Gross Amount at which Carried
		Initial Cost to Company		Capitalized	at Close of Year (Note 3)
			Buildings			Buildings
			And			And	Total	Accumulated	Year of	Year
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	(Note 1)	Depreciation (Note 2)	Construction	Acquired
1365 Gravenstein Hwy. So., Sebastopol, CA	$-	$72	$308	$1,025	$72	$1,333	$1,405	$1,151	N/A	1964
2064 Gravenstein Hwy. No., Sebastopol, CA	2,500,000	159	2,312	3,583	159	5,895	6,054	5,250	N/A	1983
	$$2,500,000	$231	$2,620	$4,608	$231	$7,228	$7,459	$6,401
Note 1. The changes in the total cost of land, buildings, and improvements for the two years ended June 30, are as follows:
	2009	2008
Balance at beginning of period	$7, 244	$7, 301
Additions	215	13
Cost of disposed property	-	(70)
Balance at end of period	$7,459	$7,244
Note 2. The changes in accumulated depreciation for the two years ended June 30, are as follows:
	2009	2008
Balance at beginning of period	$6,236	$6,117
Depreciation expense	165	187
Relief of accumulated balances related to disposed property	-	(68)
Balance at end of period	$6,401	$6,236
Note 3: The gross amount at which Column E was held for Federal income tax purposes was the same as book.

(a)(3)           Exhibits

Exhibit No.	Document Description
3.1(1)	Certificate of Incorporation
3.2(2)	Bylaws
10.1(3)	1996 Stock Option Plan, as amended
10.2+	SonomaWest Holdings, Inc. Second Amended and Restated 2002 Stock Incentive Plan
10.3(5)	Form of Indemnification Agreement between the Company and its directors and officers
10.5(6)	Consulting Agreement effective as of July 1, 2008 between SonomaWest Holdings, Inc. and Bugatto Investment Company
10.6+	Consulting Agreement effective as of July 1, 2009 between SonomaWest Holdings, Inc. and Bugatto Investment Company
11.1*	Computation of Per Share Earnings
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(3)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(4)	Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (File No. 333-84295) filed on August 2, 1999.

(5)	Incorporated by reference to Exhibit 10.10 to the registrant’s Report on Form 8-K filed May 16, 2006.

(6)	Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed on September 29, 2008.

+ Filed herewith.

        * Furnished herein