Form 10-Q
period 2009-09-30
SONOMAWEST HOLDINGS INC
filed 2009-11-16
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2009 or

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

                          YES:                                                      NO:     X

As of November 16, 2009, there were 1,251,367 shares of common stock, par value $0.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2009 AND JUNE 30, 2009
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

	September 30, 2009 (unaudited)	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,840	$1,830
Accounts receivable, net of allowance for doubtful accounts of $43 and $19, respectively.	82	41
Other receivables	-	9
Dividend claims receivable	35	35
Prepaid income taxes	1	23
Prepaid expenses and other assets	105	151
Deferred income taxes, net	37	118
Total current assets	2,100	2,207
RENTAL PROPERTY, net	1,026	1,068
DEFERRED INCOME TAXES, net	252	245
PREPAID COMMISSIONS AND OTHER ASSETS	168	184
Total assets	$3,546	$3,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26	$42
Accrued dividends payable	35	35
Accrued payroll and related liabilities	27	313
Accrued expenses	42	6
Unearned rents	33	66
Tenant deposits	413	415
Total current liabilities	576	877
LONG-TERM DEBT	2,500	2,500
Total liabiliites	3,076	3,377

SHAREHOLDERS’ EQUITY :
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,251 and 1,251 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	-	-
Retained earnings	470	327
Total shareholders’ equity	470	327
Total liabilities and shareholders’ equity	$3,546	$3,704

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months
	Ended September 30,
	2009	2008
RENTAL REVENUE –NET	$717	$734
TENANT REIMBURSEMENTS	212	184
TOTAL REVENUE	929	918

OPERATING COSTS	673	743
OPERATING COSTS - RELATED PARTY EXPENSE	1	10
TOTAL OPERATING COSTS	674	753
OPERATING INCOME	255	165

INTEREST EXPENSE	(16)	(31)
INTEREST INCOME	1	8
GAIN ON DISTRIBUTION OF INVESTMENTS	-	2,283
INCOME BEFORE TAXES	240	2,425
INCOME TAX PROVISION	97	964
NET INCOME	$143	$1,461

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,251	1,250
Diluted	1,251	1,253

INCOME PER COMMON SHARE:
Basic	$ 0.11	$1.17
Diluted	$ 0.11	$1.17

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143	$1,461
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on distribution of investments	-	(2,283)
Depreciation and amortization expense	42	43
Deferred income tax benefit	74	305
Changes in assets and liabilities:
Accounts receivable	(65)	(34)
Allowance for doubtful accounts	24	-
Other receivables	9	7
Prepaid income taxes	22	47
Prepaid expenses and other assets	46	45
Prepaid commissions and other assets	16	17
Accounts payable	(16)	3
Accrued payroll and related liabilities	(286)	(215)
Income taxes payable	-	96
Accrued expenses	36	(4)
Unearned rents	(33)	(9)
Tenant deposits	(2)	19
Net cash provided by (used for) operating activities	10	(502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(10)
Net cash used for investing activities	-	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax (expense) from exercise of stock options	-	(11)
Exercise of stock options	-	65
Net cash provided by financing activities	-	54
NET INCREASE (DECREASE) IN CASH	10	(458)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,830	2,604
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,840	$2,146

Supplemental Cash Flow Information
	2009	2008
Property dividends	$-	$2,648
Interest paid	$16	$45
Taxes paid	$-	$540

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included in the accompanying financial statements and related notes, they should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The results of operations for the three months ended September 30, 2009, are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2010.

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

As of September 30, 2009, the Company believes that the carrying amounts for cash, accounts receivable, other receivables, dividend claims receivable, accounts payable, accrued dividends payable, accrued payroll and related liabilities and accrued expenses approximate their fair value due to the short-term nature of these instruments.  The fair value of long-term debt approximates its carrying value, based on interest rates on debt with similar terms and maturities.

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

Note 2 - New Accounting Pronouncements

Effective July 1, 2009, the Company adopted the disclosure requirements for our derivative instruments and hedging activities as explained in Note 4 of this document.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Investments

On July 15, 2008, the Company declared a dividend of 150,943 shares of MetroPCS Communications, Inc. to holders of its common stock, payable pro rata to its shareholders of record as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008. At the time, the Company recorded a realized taxable gain of $2,283,000 from the transaction.  As of September 30, 2008, the Company no longer held any shares of MetroPCS.

Note 4 – Derivatives and Hedging Activities

On October 3, 2008, the Company entered into an interest rate cap agreement, defined under the Derivatives and Hedging Topic 815 of the FASB Accounting Standards Codification (“Derivatives and Hedging Topic”), with Wachovia Bank to manage the interest rate risk associated with its long-term debt obligations. Under the agreement, the Company’s maximum interest rate is 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the interest rate will revert to the LIBOR plus 2.25%. As of September 30, 2009, the LIBOR rate was 0.246%.  The Company does not monitor these interest rate cap agreements for hedge effectiveness. The Company accounts for its interest rate cap agreement at fair value and gains and losses associated with changes in fair value are recorded as interest expense in the Company’s Statements of Income. The fair value of the outstanding derivative instruments was immaterial as of September 30, 2009 and did not have an impact on the Company’s financial condition, results of operations or cash flows.

The Company establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

On October 3, 2008, the Company paid a premium of $26,000 to enter into the interest rate cap agreement. The Company had recorded a $26,000 expense to Interest Expense in its Statement of Income for the year ended June 30, 2009 related to the change in fair value of the interest rate cap. At September 30, 2009, the fair value of the interest rate cap agreement approximated zero using Level 2 inputs.

Note 5 - Long-term Debt

On May 21, 2008, the Company entered into a $2.5 million term loan (the “Loan”) with Wachovia Bank N.A. ("Wachovia").  The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 2.496% at September 30, 2009.  The Loan matures on May 1, 2011, prior to which the Company is obligated to make monthly payments of accrued interest only.

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

Note 6 - Earnings Per Share

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

The effect of dilutive options on the weighted average number of shares for the three months ended September 30, 2009 and September 30, 2008 was zero and 3,000, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the three months ended September 30, 2009 and September 30, 2008, was 21,000 and 18,000, respectively.

Note 7 - Stock-Based Compensation

Our net income for the three months ended September 30, 2009 and 2008 included no stock compensation costs. All stock-based compensation was 100% vested by December 16, 2007.

A summary of the status of the Company’s stock option plans at September 30, 2009, with changes during the three months ended September 30, 2009, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2009	21,000	$8.02
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, September 30, 2009	21,000	$8.02	8.17	$-
Exercisable, September 30, 2009	21,000	$8.02	8.17	$-

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of September 30, 2009:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price
$5.00-$7.00	16,000	8.65	$ 6.10	16,000	$ 6.10
Over $10.00	5,000	7.21	$ 13.05	5,000	$ 13.05
Total	21,000	8.17	$ 8.02	21,000	$ 8.02

As of September 30, 2009, the weighted average remaining contractual life of stock options exercisable was 8.17 years and there was no aggregate intrinsic value. There were no stock options exercised during the three months ended September 30, 2009.

Note 8 - Related Parties

On July 8, 2009, following approval by the Board of Directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company, replacing the prior agreement, on terms substantially similar to those in the prior agreement (the “2009 Agreement”). The 2009 Agreement became effective July 1, 2009, immediately after expiration of the term of the existing agreement. Under the 2009 Agreement, Bugatto Investment Company agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the hourly rate of $250, which is consistent with the prior agreement.

During the three months ended September 30, 2009 and September 30, 2008, the Company incurred $1,000 and $10,000, respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party Expenses.  As of September 30, 2009, the Company had no outstanding payable to Bugatto Investment Company.

Note 9 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the three months ended September 30, 2009 and September 30, 2008 of $717,000 and $734,000, respectively. The leases have terms which range from month-to-month to leases with expiration dates through 2023. As of September 30, 2009, assuming none of the existing leases are renewed or no additional space is leased, the following will be the future minimum lease income:

Year Ending June 30,	Amount
2010	$2,069,000
2011	2,630,000
2012	2,013,000
2013	1,234,000
2014	486,000
Thereafter through 2023	1,715,000
Total	$10,147,000

Note 10 – Commitments and Contingencies

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company has analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of September 30, 2009, $279,000 has been paid to shareholders who have made substantiated claims and $35,000 has been accrued as dividend claims payable.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims.

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

Note 11 - Subsequent Events

We evaluated subsequent events through November 16, 2009, the date this Quarterly Report was approved by the Board of Directors.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

SonomaWest Holdings, Inc. (“we” or the “Company”) is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are "forward-looking statements", which can generally be identified by the use of forward-looking terminology such as "estimated," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Risk Factors" as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and other cautionary statements set forth therein and in this Quarterly Report on Form 10-Q under “Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements included herein are presented as of, and for the three months ended September 30, 2009 and 2008 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

OVERVIEW

The Company’s business consists of its real estate management and rental operations.   The Company’s rental operations include industrial/agricultural property, some of which was formerly used in its discontinued fruit processing businesses.  This commercial property is now being rented to third parties.  The Company’s primary business revenue is generated from the leasing of its two properties located in Sebastopol, California.  The management of the Company believes that the leasing activity at the Company’s properties has been impacted as a result of current economic conditions.

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

Given current economic conditions, we expect that some of our tenants will experience a downturn in their businesses, which in some cases may be significant. Significant downturns may weaken our tenants’ financial condition, and potentially result in the failure to make timely rental payments to the Company. At September 30, 2009, the Company’s properties had a 9.4% vacancy rate. As of June 30, 2009, vacancy rates at a comparable warehouse facility, Santa Rosa Airport, were 9.6% and available square footage was 198,273. The Company’s current vacancy rate compares favorably with the Sonoma County vacancy rate at June 30, 2009, which was 14.4%. Given current economic conditions and decreased leasing activity, there can be no assurance that the Company will be able to fill the current vacant space on acceptable terms, or at all, and there can be no assurance that tenants will continue to make their rental payments in a timely manner.  In the event of a default by a tenant, the Company would likely experience loss of revenue and delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants could adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.

During February 2009, the Company received information that a receivership had been appointed for one of its tenants.  The total space leased by the tenant is 29,000 square feet, and the attributable rent is $22,000 a month. The tenant presently subleases 11,626 square feet of its leased space to an unaffiliated third party at a monthly rent of $8,770. The exact economic impact of our tenants situation on the Company is currently unknown, though the Company intends to pursue all available remedies at law or in equity in respect of any default. As of September 30, 2009, the tenant no longer remains in receivership and all rent has been timely paid.

As of September 30, 2009, the Company was owed $29,000 in past due rent from a tenant, such amount representing less than 1% of the Company’s total annual rental income and 10,400 square feet of covered roof space.    The Company intends to pursue all available remedies at law or in equity in respect of any default.

Additional tenants in default include Vinovation, which owed $28,000 in past due utility reimbursements at September 30, 2009. The Company has received the full amount of the delinquent rent subsequent to the end of the period ended September 30, 2009.  The Company and Vinovation agreed to apply $46,000 of the existing Vinovation security deposit to satisfy Vinovation’s portion of wastewater improvement costs, and Vinovation has agreed to replenish the security deposit within one year.

In connection with MetroPCS’s initial public offering on April 19, 2007, the Company’s shares of MetroPCS Series D Preferred Stock were converted into 993,297 shares of common stock. MetroPCS began trading its stock on the open market April 19, 2007, at which point the Company was able to determine the fair value of its investment in MetroPCS. On December 20, 2007, the Company declared a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS stock to its shareholders.  The fair value of those 842,348 shares of MetroPCS stock on December 31, 2007 was $16,384,000.  As a result of the MetroPCS dividend, the Company realized a taxable gain of $12,667,000 resulting in a corresponding tax liability of $5,046,000.  On July 15, 2008, the Company declared a dividend of the remaining 150,943 shares of MetroPCS stock to its shareholders.  The fair value of those 150,943 shares of MetroPCS stock on August 18, 2008 was $2,648,000.   As a result of the MetroPCS dividend, the Company realized a taxable gain of $2,283,000 resulting in a corresponding tax liability of $910,000.  As of September 30, 2008, the Company no longer held any MetroPCS shares.

Liquidity and Capital Resources

The Company had cash of $1,840,000 and $1,830,000 at September 30, 2009 and June 30, 2009, respectively. The increase in cash and cash equivalents of $10,000 since June 30, 2009 was primarily the result of operating activities.

In May 2008, the Company entered into a Loan Agreement (the “Loan”) with Wachovia Bank for $2,500,000.  The Loan bears interest at the LIBOR plus 2.25%, with accrued monthly interest payments only.  The interest rate was 2.496% as of September 30, 2009.  Principal and interest is due on the maturity date of May 21, 2011.  The Loan is secured by a first deed of trust on the Company’s North property located at 2064 Gravenstein Highway North, Sebastopol, California. Under this Loan, the Company is required to meet certain financial covenants; as of September 30, 2009 the Company was in compliance with all such financial covenants. On October 3, 2008, the Company entered into an interest rate LIBOR cap agreement with Wachovia Bank to manage interest rate risk associated with its long-term debt obligation. The agreement became effective on October 3, 2008. Under the interest rate cap agreement, the Company’s maximum interest rate is 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the interest rate will revert to the LIBOR rate plus 2.25%. As of September 30, 2009, the LIBOR rate was 0.246%.

Cash flows from operating activities are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place. The Company believes that its existing resources, together with anticipated cash from rentals activities, will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months.

 RESULTS OF OPERATIONS

The Company leases warehouse, production, and office space as well as outside storage space at both of its properties. The two properties are located on a total of 91.24 acres of land and have a combined leaseable area of 439,000 square feet (378,000 under roof and 61,000 outside). The tenants have original lease terms ranging from month-to-month to leases with expiration dates through 2023, with options to extend the longer-term leases. As of September 30, 2009, there were 32 tenants with leases comprising 404,000 square feet of leasable space (343,000 under roof and 61,000 outside) or 91.9% of the total leasable area. As of September 30, 2008, there were 33 tenants with leases comprising 430,000 square feet of leasable space (375,000 under roof and 55,000 outside) or 99.8% of the total leasable area of 431,000 square feet (376,000 under roof and 55,000 outside).

Rental Revenue. For the three months ended September 30, 2009, rental revenue decreased $17,000, or 2%, as compared to the corresponding period in the prior year. This decrease was primarily a result of decreased revenues from three tenants who vacated or decreased their leased space, reducing rental revenue by $90,000. The decrease was partially offset by increased space and rate increases by eight existing tenants under term leases of $64,000, and excess operating expense increases, late fees and annual Consumer Price Index increases of $9,000. This increase in leased additional space to tenants was primarily a result of an expansion of the tenants’ businesses.

Tenant Reimbursements. For the three months ended September 30, 2009, tenant utility and water reimbursements increased $28,000, or 15%, as compared to the three months ended September 30, 2008. Such utility reimbursements related primarily to the increase of energy and water consumption by tenants.  The Company receives monthly bills from its utility provider for tenants’ expenses.  The Company makes the payments   directly   to the utility provider on behalf of the tenants, and submits an invoice to the tenants for reimbursement.  Such reimbursements are included in the terms of the tenants lease agreements with the Company.  While utility reimbursements levels may fluctuate, the Company does not expect that such reimbursement levels will have any downward pressure on revenues or an effect on net income.

Operating Costs. For the three months ended September 30, 2009, total operating costs decreased $79,000, or 10%, compared to the three months ended September 30, 2008. Of this decrease, operating costs – related-party decreased $9,000 and other operating costs decreased by a total of $70,000. The decrease in related-party expenses was the result of a $9,000 decrease in real estate consulting fees, primarily related to the prior year consulting regarding the upgraded wastewater system, payable to one of the members of our Board of Directors, David Bugatto. The decrease of $70,000 in other operating costs is related to the decrease Special Committee costs of $57,000 for an abandoned tender offer, a reduction in legal fees of $24,000, a reduction in incentive bonus of $14,000, a reduction in roof and fencing expenses of $11,000, reduced board fees of $6,000, a reduction in fees paid to Sarbanes-Oxley compliance consultants by $5,000 and various miscellaneous decreases totaling $20,000. These were offset by the increase in utilities of $24,000, primarily due to the increase in production activities of our tenants at both facilities along with an increase of $43,000 in bad debt allowance.

Interest Expense.  For the three months ended September 30, 2009, the Company had loan interest expense of $16,000 as compared to $31,000 loan interest expense for the three months ended September 30, 2008.  The reduction in interest expense is due to decreasing LIBOR rates on the Company Loan  with Wachovia Bank on May 21, 2008, as described above in “Liquidity and Capital Resources”.

Interest Income. For the three months ended September 30, 2009, the Company generated $1,000 of interest income on its cash balances as compared to $8,000 for the three months ended September 30, 2008.  The reduction in interest income was attributable to a reduction in our cash balances and a reduction in the interest rate we received on such cash balances.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Valuation of Investment Securities – In connection with the MetroPCS initial public offering on April 19, 2007, the Company’s shares of Series D Preferred Stock were converted into 993,297 shares of MetroPCS common stock.  As of September 30, 2009, the Company had no investment in MetroPCS reflected in the balance sheet and no investments classified as available-for-sale.

Please refer to Item 2 of our Annual Report on Form 10-K for the year ended June 30, 2009 for information pertaining to our critical accounting policies for the stock-based compensation, valuation allowance on deferred taxes and revenue recognition.   There have been no changes to our critical accounting polices since June 30, 2009, the date of our audited financial statements.

ITEM 4T.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Walker R. Stapleton, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on the evaluation, these officers have concluded that:

•
our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

•
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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 16, 2009

 /s/ Walker R. Stapleton
Walker R. Stapleton, Chief Executive Officer and Chief Financial Officer,
principal financial officer and principal executive officer

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