Form 10-Q
period 2009-12-31
SONOMAWEST HOLDINGS INC
filed 2010-02-12
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2009 or

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

                           YES:                                                      NO:     X

As of February 12, 2010, there were 1,251,367 shares of common stock, par value $0.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements

	Condensed Balance Sheets at December 31, 2009 (unaudited) and
	June 30, 2009 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3

	Condensed Statements of Income – For The Six and three months
	ended December 31, 2009 and 2008 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

	Condensed Statements of Cash Flows - For the Six months ended
	December 31, 2009 and 2008 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

	Notes to Condensed Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11

Item 4.	Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

PART II. OTHER INFORMATION		16

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 3.	Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 5.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 6.	Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

	Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18

	Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
CONDENSED BALANCE SHEETS
DECEMBER 31, 2009 AND JUNE 30, 2009
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

	December 31, 2009 (unaudited)	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,084	$1,830
Accounts receivable, net of allowance for doubtful accounts of $74 and $19, respectively.	76	41
Other receivables	-	9
Dividend claims receivable	35	35
Prepaid income taxes	27	23
Prepaid expenses and other assets	58	151
Deferred income taxes, net	59	118
Total current assets	2,339	2,207
RENTAL PROPERTY, net	985	1,068
DEFERRED INCOME TAXES, net	257	245
PREPAID COMMISSIONS AND OTHER ASSETS	152	184
Total assets	$3,733	$3,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33	$42
Accrued dividends payable	35	35
Accrued payroll and related liabilities	31	313
Accrued expenses	14	6
Unearned rents	48	66
Tenant deposits	424	415
Total current liabilities	585	877
LONG-TERM DEBT	2,500	2,500
Total liabilities	3,085	3,377

SHAREHOLDERS’ EQUITY :
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,251 shares issued and outstanding at December 31, 2009 and June 30, 2009	-	-
Retained earnings	648	327
Total shareholders’ equity	648	327
Total liabilities and shareholders’ equity	$3,733	$3,704

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Six Months		Three Months
	ended December 31		Ended December 31
	2009	2008	2009	2008
RENTAL REVENUE -NET	$1,459	$1,481	$742	$747
TENANT REIMBURSEMENTS	381	347	169	163
TOTAL REVENUE	1,840	1,828	911	910

OPERATING COSTS	1,272	1,341	599	598
OPERATING COSTS - RELATED PARTY EXPENSES	2	13	1	3
TOTAL OPERATING COSTS	1,274	1,354	600	601
OPERATING INCOME	566	474	311	309

INTEREST EXPENSE	(32)	(85)	(16)	(54)
INTEREST INCOME	1	9	-	1
GAIN ON DISTRIBUTION OF INVESTMENTS	-	2,284	-	1
OTHER INCOME	-	1	-	1
INCOME BEFORE TAXES	535	2,683	295	258
INCOME TAX PROVISION	214	1,069	117	105
NET INCOME	$321	$1,614	$178	$153

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,251	1,251	1,251	1,252
Diluted	1,252	1,251	1,254	1,252

INCOME PER COMMON SHARE:
Basic	$0.26	$1.29	$0.14	$0.12
Diluted	$0.26	$1.29	$0.14	$0.12

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$321	$1,614
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on distribution of investments	-	(2,284)
Depreciation and amortization expense	83	86
Deferred income tax provision	47	296
Changes in assets and liabilities:
Accounts receivable	(90)	(21)
Allowance for doubtful accounts	55	-
Other receivables	9	7
Prepaid income taxes	(4)	47
Prepaid expenses and other assets	93	72
Prepaid commissions and other assets	32	33
Accounts payable	(9)	(7)
Accrued payroll and related liabilities	(282)	(217)
Income taxes payable	-	(233)
Accrued expenses	8	(111)
Unearned rents	(18)	-
Tenant deposits	9	20
Net cash provided by (used for) operating activities	254	(698)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(179)
Net cash used for investing activities	-	(179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax expense from exercise of stock options	-	(11)
Exercise of stock options	-	65
Net cash provided by financing activities	-	54
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	254	(823)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,830	2,604
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,084	$1,781

Supplemental Cash Flow Information
	2009	2008
Investment dividend (Note 3)	$-	$2,648
Interest paid	$32	$88
Taxes paid	$170	$984
The accompanying unaudited notes are an integral part of these financial statements.

 SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although SonomaWest Holdings, Inc. “the Company” believes these disclosures are adequate to make the information not misleading.  In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature.  Because all of the disclosures required by GAAP are not included in the accompanying financial statements and related notes, they should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The results of operations for the six months ended December 31, 2009, are not necessarily indicative of the results that will be achieved for the entire year ending June 30, 2010.

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As of December 31, 2009, the Company believes that the carrying amounts for its current assets and liabilities, except for certain deferred tax items approximate their fair value due to the short-term nature of these instruments.  The fair value of long-term debt approximates its carrying value, based on observed market prices. The current yield on the long term debt ranges from LIBOR plus 2.24% to 3.25%.

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

 Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. Given current economic conditions, a reserve for doubtful accounts was considered necessary as the Company has been receiving late payments and certain tenants have defaulted on their rent payments. As of December 31, 2009 and June 30, 2009, the Company had allowances of $74,000 and $19,000, respectively, for outstanding receivables.  The Company performs a credit review process on all prospective tenants.  The extent of the credit review is dependent on the dollar value of the lease.

Note 2 - New Accounting Pronouncements – Accounting Standards Updates (“ASU”)

Codification Topic 815 – Derivatives and Hedging – This topic requires an entity to recognize derivative instruments, including certain derivative instruments embedded in other contracts, as assets or liabilities and measure them at fair value.  Effective July 1, 2009, the Company adopted the disclosure requirements for our derivative instruments and hedging activities as explained in Note 4 to the financial statements.

Management does not believe that any other issued, but not effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Investments

On July 15, 2008, the Company declared a dividend of 150,943 shares of MetroPCS Communications, Inc. (“MetroPCS”) to holders of its common stock, payable pro rata to its shareholders of record as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008. At the time, the Company recorded a realized taxable gain of $2,284,000 from the transaction.  As of December 31, 2008, the Company no longer held any shares of MetroPCS.

Note 4 – Derivatives and Hedging Activities

On October 3, 2008, the Company entered into an interest rate cap agreement with Wachovia Bank N.A. (“Wachovia”), to manage the interest rate risk associated with its long-term debt obligations. Under the agreement, the Company’s maximum interest rate is 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the maximum interest rate will revert to the LIBOR plus 2.25%. As of December 31, 2009, the LIBOR rate was 0.231%.  The Company does not monitor these interest rate cap agreements for hedge effectiveness. The Company accounts for its interest rate cap agreement at fair value and gains and losses associated with changes in fair value are recorded as interest expense in the Company’s Statement of Income. The fair value of the outstanding derivative instrument was immaterial as of December 31, 2009, and did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

On October 3, 2008, the Company paid a premium of $26,000 to enter into the interest rate cap agreement. The Company had recorded a $26,000 expense to Interest Expense in its Statement of Income for the year ended June 30, 2009 related to the change in fair value of the interest rate cap.  For the three and six months ended December 31, 2009, the Company reported no interest expense associated with the change in fair value of the interest rate cap.  At December 31, 2009, the fair value of the interest rate cap agreement approximated zero using Level 2 inputs.

Note 5 - Long-term Debt

On May 21, 2008, the Company entered into a $2.5 million term loan (the “Loan”) with Wachovia.  The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 2.481% at December 31, 2009.  The Loan matures on May 1, 2011, prior to which the Company is obligated to make monthly payments of accrued interest only.

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

The effect of dilutive options on the weighted average number of shares for the six months ended December 31, 2009 and December 31, 2008 was 1,000 and zero, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the six months ended December 31, 2009 and December 31, 2008, was 20,000 and 21,000, respectively.

The effect of dilutive options on the weighted average number of shares for the three months ended December 31, 2009 and December 31, 2008 was 3,000 and zero, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the three months ended December 31, 2009  and December 31, 2008 was 18,000 and 21,000, respectively.

Note 7 - Stock-Based Compensation

Our net income for the six months ended December 31, 2009 and 2008 included no stock compensation costs. All stock-based compensation was 100% vested as of December 16, 2007.

A summary of the status of the Company’s stock option plans at December 31, 2009, with changes during the six months ended December 31, 2009, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2009	21,000	$8.02
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, December 31, 2009	21,000	$8.02	7.92	$-
Exercisable, December 31, 2009	21,000	$8.02	7.92	$-

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of December 31, 2009:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price
$5.00-$7.00	16,000	8.40	$6.10	16,000	$6.10
Over $10.00	5,000	6.96	$13.05	5,000	$13.05
Total	21,000	7.92	$8.02	21,000	$8.02

As of December 31, 2009, the weighted average remaining contractual life of stock options exercisable was 7.92 years and there was no aggregate intrinsic value. There were no stock options exercised during the three and six months ended December 31, 2009.

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

During the six months ended December 31, 2009 and December 31, 2008, the Company incurred $2,000 and $13,000, respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party Expenses.  As of December 31, 2009, the Company had a payable to Bugatto Investment Company of $650.

Note 9 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the six months ended December 31, 2009 and December 31, 2008 of $1,459,000 and $1,481,000, respectively. The leases have terms which range from month-to-month to leases with expiration dates through 2023. As of December 31, 2009, assuming none of the existing leases are renewed or no additional space is leased, and assuming all tenants perform their obligations under the leases, the following will be the future minimum lease income:

Year Ending June 30,	Amount
2010	$1,364,000
2011	2,670,000
2012	2,050,000
2013	1,270,000
2014	527,000
Thereafter through 2023	1,753,000
Total	$9,634,000

Note 10 – Commitments and Contingencies

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company has analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of December 31, 2009, $279,000 has been paid to shareholders who have made substantiated claims and $35,000 has been accrued as dividend claims payable.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims.

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

Note 11 - Subsequent Events

The Company filed  lawsuits against two of its tenants, on December 10, 2009 and January 14, 2010, in Superior Court of the State of California for the County of Sonoma, seeking payment of past due rents and utilities. On January 29, 2010, the Company received a Cross Complaint from one of the tenants.  In the opinion of management, the liability, if any, with respect to the Cross Complaint will not materially adversely affect our financial position, results of operations, or cash flows.  The Company evaluated subsequent events through February 12, 2010, the date this Quarterly Report was approved by the Board of Directors.

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

The financial statements included herein are presented as of, and for the six and three months ended December 31, 2009 and 2008 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

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

Given current economic conditions, we expect that some of our tenants will experience a downturn in their businesses, which in some cases may be significant. This downturn continues to further weaken our tenants’ financial condition and could result in the failure to make timely rental payments to the Company. In the event of a default by a tenant, the Company would likely experience loss of revenue and delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants could adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.  At December 31, 2009, the Company’s properties had an aggregate 8.1% vacancy rate, which we believe compares favorably to similar rental properties in the area.  However, there can be no assurance that the Company will be able to fill the current vacant space on acceptable terms, or at all.

During February 2009, the Company received information that a receivership had been appointed for one of its tenants.  The total space leased by the tenant is 29,000 square feet, and the attributable rent is $22,000 a month. The tenant presently subleases 11,626 square feet of its leased space to an unaffiliated third party at a monthly rent of $8,770. The tenant is no longer in receivership and all rent had been timely paid as of December 31, 2009.

As of December 31, 2009, the Company was owed $62,444 in past due rent, utilities and late fees from a tenant, such amount representing less than 3% of the Company’s total annual rental income, 10,400 square feet of covered roof space and attributable rent of $6,456 a month. The tenant vacated the rented space on November 30, 2009, and has not paid the past due rent and fees. The Company filed a lawsuit in Superior Court of the State of California for the County of Sonoma against the tenant in December 2009.

An additional tenant in default at this time is Vinovation, who owed $80,749 in past due rent, utilities, security deposits and late fees at December 31, 2009. This tenant’s monthly rent of $33,477 represents 13% of the Company’s total monthly rental income and 52,601 square feet of covered roof space. As of June 11, 2009, Vinovation had agreed to apply $46,000 of the its existing security deposit to satisfy its portion of wastewater improvement costs, and Vinovation agreed to replenish the security deposit within one year. The Company issued a Three-Day Notice to Pay Rent, but no rent has been received as a result.  The Company filed a lawsuit in Superior Court of the State of California for the County of Sonoma against Vinovation on January 14, 2010. As of December 31, 2009, the Company held $80,006 in the security deposits, which it intends to apply to Vinovation's past due rents.

In connection with MetroPCS’s initial public offering on April 19, 2007, the Company’s shares of MetroPCS Series D Preferred Stock were converted into 993,297 shares of common stock. MetroPCS began trading its stock on the open market April 19, 2007, at which point the Company was able to determine the fair value of its investment in MetroPCS. On December 20, 2007, the Company declared a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS stock to its shareholders.  The fair value of those 842,348 shares of MetroPCS stock on December 31, 2007 was $16,384,000.  As a result of the first MetroPCS dividend, the Company realized a taxable gain of $12,667,000 resulting in a corresponding tax liability of $5,046,000.  On July 15, 2008, the Company declared a dividend of the remaining 150,943 shares of MetroPCS stock to its shareholders.  The fair value of those 150,943 shares of MetroPCS stock on August 18, 2008 was $2,648,000.   As a result of the second MetroPCS dividend, the Company realized a taxable gain of $2,284,000 resulting in a corresponding tax liability of $910,000.  As of December 31, 2009, the Company no longer held any MetroPCS shares.

Liquidity and Capital Resources

The Company had cash of $2,084,000 and $1,830,000 at December 31, 2009 and June 30, 2009, respectively. The increase in cash and cash equivalents of $245,000 since June 30, 2009 was the result of operating activities.

In May 2008, the Company entered into a Loan Agreement (the “Loan”) with Wachovia Bank for $2,500,000.  The Loan bears interest at the LIBOR plus 2.25%, with accrued monthly interest payments only.  The interest rate was 2.48% as of December 31, 2009.  Principal and interest is due on the maturity date of May 21, 2011.  The Loan is secured by a first deed of trust on the Company’s North property located at 2064 Gravenstein Highway North, Sebastopol, California. Under this Loan, the Company is required to meet certain financial covenants; as of December 31, 2009 the Company was in compliance with all such financial covenants. On October 3, 2008, the Company entered into an interest rate LIBOR cap agreement with Wachovia Bank to manage interest rate risk associated with its long-term debt obligation. The agreement became effective on October 3, 2008. Under the interest rate cap agreement, the Company’s maximum interest rate is 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the interest rate will revert to the LIBOR rate plus 2.25%. As of December 31, 2009, the LIBOR rate was 0.231%.

For the three months ended December 31, 2008, the Company expensed the $26,000 premium paid to enter into the interest rate cap agreement. At December 31, 2009, the fair value of the interest rate cap agreement is approximately zero.

Cash flows from operating activities are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place. The Company believes that its existing resources, together with anticipated cash from rentals activities, will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months.

 RESULTS OF OPERATIONS

The Company leases warehouse, production and office space as well as outside storage space at both of its properties. The two properties are located on a total of 91.24 acres of land and have a combined leaseable area of 439,000 square feet (378,000 under roof and 61,000 outside) with original lease terms ranging from month-to-month to leases with expiration dates through 2023, with options to extend the longer-term leases. As of December 31, 2009, there were 32 tenants with leases comprising 404,000 square feet of leasable space (343,000 under roof and 61,000 outside) or 91.9% of the total leasable area. As of December 31, 2008, there were 33 tenants with leases comprising 435,000 square feet of leasable space (375,000 under roof and 60,000 outside) or 99.8% of the total leasable area.

Rental Revenue. For the six months ended December 31, 2009, rental revenue decreased $22,000, or 1%, as compared to the corresponding period in the prior year. This decrease was primarily a result of decreased revenues from three tenants who vacated or decreased their leased space, reducing rental revenue by $180,000. This decrease was partially offset by increased space and rate increases by eight existing tenants under term leases of $119,000, and excess operating expense increases, late fees and annual Consumer Price Index increases of $39,000.

For the three months ended December 31, 2009 rental revenue decreased $5,000 or 1% as compared to the three months ended December 31, 2008.

Tenant Reimbursements. For the six months ended December 31, 2009, tenant utility and water reimbursements increased $34,000,  ($25,000 in utilities and $9,000 in water usage), or 10%, as compared to the six months ended December 31, 2008. Such utility reimbursements related primarily to the increase of energy and water consumption by tenants.  The Company receives monthly bills from its utility provider for tenants’ expenses.  The Company makes the payments   directly   to the utility provider on behalf of the tenants, and submits an invoice, to the tenants for reimbursement.  Such reimbursements are included in the terms of the tenants lease agreements with the Company.  While utility reimbursements levels may fluctuate, the Company does not expect that such reimbursement levels will have any material downward pressure on revenues or a material effect on net income.

For the three months ended December 31, 2009, tenant reimbursements increased $6,000, or 4% as compared to the three months ended December 31, 2008. Such reimbursements related primarily to the increase of energy and water consumption by tenants.

Operating Costs. For the six months ended December 31, 2009, total operating costs decreased $80,000, or 6%, compared to the six months ended December 31, 2008. Of this decrease, operating costs – related-party decreased $11,000 and other operating costs decreased by a total of $69,000. The decrease in related-party expenses was the result of a $11,000 decrease in real estate consulting fees, primarily related to prior year consulting regarding the upgraded wastewater system, payable to one of the members of our Board of Directors, David Bugatto. The decrease of $69,000 in other operating costs is related to decreased Special Committee costs of $62,000 for an abandoned tender offer, a reduction in legal fees of $36,000, a reduction in incentive bonus of $15,000, a reduction in roof and fencing expenses of $14,000, reduced board fees of $12,000, a reduction in fees paid to Sarbanes-Oxley compliance consultants by $4,000 and various miscellaneous decreases totaling $13,000. These were offset by the increase in bad debts of $55,000 related to a Complaint for Damages against a tenant for failure to pay.  Utilities increased by $21,000 primarily due to the increase in production activities of our tenants at both facilities.

For the three months ended December 31, 2009, total operating costs decreased $1,000, or less than 1%, compared to the three months ended December 31, 2008. Of this decrease, operating costs - related party decreased $2,000 and other operating costs increased $1,000.

Interest Expense.  For the six months ended December 31, 2009, the Company had loan interest expense of $32,000 as compared to $59,000 loan interest expense for the six months ended December 31, 2008.  At December 31, 2009, the fair value of the interest rate cap agreement was approximately zero, thus no additional expense was recognized.  During the six months ending December 31, 2008 the Company expensed the $26,000 premium paid to enter into the interest rate cap agreement.

For the three months ended December 31, 2009, the Company had loan interest expense of $16,000 as compared to $28,000 loan interest expense for the three months ended December 31, 2008.  During the three months ended December 31, 2009, the fair value of the interest rate cap agreement was approximately zero, thus no additional expense was recognized. During the three months ended December 31, 2008 the Company expensed the $26,000 premium paid to enter into the interest cap agreement.

Interest Income. For the six months ended December 31, 2009, the Company generated $1,000 of interest income on its cash balances as compared to $9,000 for the six months ended December 31, 2008.  The reduction in interest income was attributable to a reduction in the interest rate the Company received on such cash balances.

For the three months ended December 31, 2009, the Company generated less than $1,000 of interest income on its cash balances as compared to the $1,000 in the three months ended December 31, 2008.  The reduction in interest income was attributable to a reduction in the interest rate we received on such cash balances.

Gain on Distribution of Investments

For the six and three months ended December 31, 2009, there was no distribution of investments. For the six and three months ended December 31, 2008, the Company generated $2,284,000 and $1,000 on gain on distribution of investments as discussed in Note 3 to the financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Please refer to Item 2 of our Annual Report on Form 10-K for the year ended June 30, 2009 for information pertaining to our critical accounting policies for stock-based compensation, valuation allowance on deferred taxes and revenue recognition.   There have been no changes to our critical accounting polices since June 30, 2009, the date of our audited financial statements.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Walker R. Stapleton, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based on the evaluation, these officers have concluded that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material legal proceedings.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on December 11, 2009, the following proposals were adopted by the margins indicated:

		Number of Shares
		Voted For	Voted Against	Withheld

1.	To elect four directors to hold office until the Annual Meeting of Stockholders to be held in 2010 or until their respective successors have been elected or appointed.
	Walker R. Stapleton	936,952		116,276
	David J. Bugatto	948,717		104,511
	Robert W. C. Davies	952,505		100,723
	David A. Janke	952,505		100,723

2.	To ratify the appointment of the accounting firm of Macias Gini & O’Connell LLP as independent auditors for the fiscal year ending June 30, 2010.	1,052,729	500	-

3.	For transaction of such other business as may come before the meeting.	932,901	25,921	94,406

Item 5. Other Information

None

Item 6.  Exhibits

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
________________________

*           Filed herewith.

+           Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 12, 2010

 /s/ Walker R. Stapleton
Walker R. Stapleton, Chief Executive Officer and Chief Financial Officer
(principal financial officer and principal executive officer)

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