Form 10-Q
period 2010-03-31
SONOMAWEST HOLDINGS INC
filed 2010-05-17
CIK 102588

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2010 or

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

            YES:                                                         NO:

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                 Large accelerated filer  ___                        Accelerated filer  ___             Non-accelerated filer    ___                        Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            YES:                                                        NO:     X

As of May 17, 2010, there were 1,251,367 shares of common stock, par value $0.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	C Condensed Financial Statements

	Condensed Balance Sheets at March 31, 2010 (unaudited) and
	June 30, 2009 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3

	Condensed Statements of Income – For The Nine and Three months
	ended March 31, 2010 and 2009 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

	Condensed Statements of Cash Flows - For The Nine months ended
	March 31, 2010 and 2009 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

	Notes to Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11

Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

PART II. OTHER INFORMATION		16

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 3.	Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 4.	(Removed and Reserved) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

	Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18

	Exhibit Index	19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
CONDENSED BALANCE SHEETS
MARCH 31, 2010 AND JUNE 30, 2009
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

	March 31, 2010 (unaudited)	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash	$2,263	$1,830
Accounts receivable, net of allowance for doubtful accounts of $67 and $19	124	41
Other receivables	3	9
Dividend claims receivable	33	35
Prepaid income taxes	34	23
Prepaid expenses and other assets	39	151
Deferred income taxes, net	63	118
Total current assets	2,559	2,207
RENTAL PROPERTY, net	944	1,068
DEFERRED INCOME TAXES, net	260	245
PREPAID COMMISSIONS AND OTHER ASSETS	138	184
Total assets	$3,901	$3,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$121	$42
Accrued dividends payable	33	35
Accrued payroll and related liabilities	33	313
Accrued expenses	5	6
Unearned rents	47	66
Total current liabilities	239	462

LONG TERM LIABILITIES:
Tenant deposits	418	415
Long-term debt	2,500	2,500
Total long term liabilities	2,918	2,915
Total liabilities	3,157	3,377

SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,251 shares issued and outstanding at March 31, 2010 and June 30, 2009	-	-
Retained earnings	744	327
Total shareholders’ equity	744	327
Total liabilities and shareholders’ equity	$3,901	$3,704

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Nine Months		Three Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
RENTAL REVENUE -NET	$2,061	$2,250	$602	$769
TENANT REIMBURSEMENTS	506	515	125	168
TOTAL REVENUE	2,567	2,765	727	937

OPERATING COSTS	1,822	1,864	550	523
OPERATING COSTS - RELATED PARTY EXPENSES	4	14	2	1
TOTAL OPERATING COSTS	1,826	1,878	552	524
OPERATING INCOME	741	887	175	413

INTEREST EXPENSE	(48)	(102)	(17)	(17)
INTEREST INCOME	2	10	1	1
GAIN ON DISTRIBUTION OF INVESTMENTS	-	2,284	-	-
OTHER INCOME AND (EXPENSE)	(1)	(1)	-	(2)
INCOME BEFORE TAXES	694	3,078	159	395
INCOME TAX PROVISION	277	1,217	63	148
NET INCOME	$417	$1,861	$96	$247

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,251	1,251	1,251	1,252
Diluted	1,253	1,251	1,253	1,252

INCOME PER COMMON SHARE:
Basic	$0.33	$1.49	$0.08	$0.20
Diluted	$0.33	$1.49	$0.08	$0.20

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$417	$1,861
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on distribution of investments	-	(2,284)
Depreciation and amortization expense	124	130
Deferred income tax provision	40	329
Changes in assets and liabilities:
Accounts receivable	(131)	(97)
Allowance for doubtful accounts	48	-
Other receivables	6	7
Prepaid income taxes	(11)	47
Prepaid expenses and other assets	112	91
Prepaid commissions and other assets	46	48
Accounts payable	79	(7)
Accrued payroll and related liabilities	(280)	(213)
Income taxes payable	-	(233)
Accrued expenses	(1)	(116)
Unearned rents	(19)	(86)
Tenant deposits	3	14
Net cash provided by (used for) operating activities	433	(509)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax expense from exercise of stock options	-	(11)
Exercise of stock options	-	65
Net cash provided by financing activities	-	54
NET INCREASE (DECREASE) IN CASH	433	(634)

CASH AT BEGINNING OF PERIOD	1,830	2,604
CASH AT END OF PERIOD	$2,263	$1,970

Supplemental Cash Flow Information
	2010	2009
Investment dividend (Note 3)	$-	$2,648
Interest paid	$48	$106
Taxes paid	$250	$1,098

The accompanying unaudited notes are an integral part of these financial statements.

 SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying Condensed Balance Sheet as of March 31, 2010, the Condensed Statements of Income for the three and nine months ended March 31, 2009 and 2010, and the Condensed Statements of Cash Flows for the nine months ended March 31, 2009 and 2010, are unaudited. These unaudited interim Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In our opinion, the unaudited interim Condensed Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2010, our results of operations for the three and nine months ended March 31, 2009 and 2010, and our cash flows for the nine months ended March 31, 2009 and 2010. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2010.

These unaudited interim Condensed Financial Statements should be read in conjunction with the Financial Statements and related notes included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2009.

The preparation of interim Condensed Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.  Certain amounts have been reclassified to conform to the current year presentation.

As of March 31, 2010, the Company believes that the carrying amounts for its current assets and liabilities, except for certain deferred tax items, approximate their fair value due to the short-term nature of these instruments.  The fair value of long-term debt approximates its carrying value based on observed market prices. The current yield on the long term debt ranges from LIBOR plus 2.25% to 3.25%.

Revenue Recognition

Revenue is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels.  Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues. In accordance with Codification Topic 605 – Revenue Recognition, the Company recognizes rental revenue once the four criteria set forth below are met. As of March 31, 2010, one tenant’s ability to pay was in doubt, therefore not meeting criteria four.  As a result, the Company did not recognize $103,000 of rental revenue on its financial statements for the period ended March 31, 2010. The four ccriteria are:

(1)	Persuasive evidence of contractual arrangement exists (i.e. signed contract by both parties);
(2)	Delivery has occurred or services have been rendered (i.e. tenant has taken occupancy of the premises);
(3)	The seller’s price to the buyer is fixed or determinable (i.e. lease terms and rates are specified in the signed contract); and
(4)	Collectability is reasonably assured (i.e. if collectible is considered unlikely, the Company does not recognize revenue).

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. Given current economic conditions, a reserve for doubtful accounts is necessary as the Company has been receiving late payments and certain tenants have defaulted on their rent payments. As of March 31, 2010 and June 30, 2009, the Company had allowances of $67,000 and $19,000, respectively, for outstanding receivables.  The Company performs a credit review process on all prospective tenants.  The extent of the credit review is dependent on the dollar value and terms of the lease, as in small month-to-month leases.

Note 2 - New Accounting Pronouncements – Accounting Standards Updates

The Financial Accounting Standards Board (“FASB”) implemented the FASB Accounting Standards Codification (the “Codification”) effective July 1, 2009. The Codification has become the source of authoritative GAAP recognized by FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities law are also sources of authoritative GAAP for SEC registrants, including the Company. On the effective date of the Codification, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grand-fathered non-SEC accounting literature not included in the Codification has become non-authoritative.

Following the effective date of the Codification, FASB will not release new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts, but instead will issue Accounting Standards Updates (“ASU’s”). ASU’s will not be considered authoritative in their own right, but will serve only to update the Codification, provide background information about the guidance in the Codification, and provide the basis for the conclusions on the changes in the Codification.

Codification Topic 815 – Derivatives and Hedging – This topic requires an entity to recognize derivative instruments, including certain derivative instruments embedded in other contracts, as assets or liabilities and measure them at fair value.  Effective July 1, 2009, the Company adopted the disclosure requirements for our derivative instruments and hedging activities as explained below in Note 4 to the financial statements.

Codification Topic 605 – Revenue Recognition ASU 2009-13 provides accounting and financial reporting disclosure amendments for multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Under the previous guidance, if the fair value of all of the elements in an arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of ASU 2009-13 is not anticipated to have a material impact on our results of operations, cash flows, or financial position.

Codification Topic 820 – Fair Value Measurements ASU 2010-6 improves the requirements to fair value measurements and disclosures.  This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance in the current quarter with no impact to the consolidated financial statements.

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

Note 4 – Derivatives and Hedging Activities

On October 3, 2008, the Company entered into an interest rate cap agreement with Wachovia Bank, a division of Wells Fargo Bank N.A. (“Wachovia”), to manage the interest rate risk associated with its long-term debt obligations. Under the agreement, the Company’s maximum interest rate is 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the maximum interest rate will revert to LIBOR plus 2.25%. As of March 31, 2010, the LIBOR rate was 0.247%.  The Company does not monitor these interest rate cap agreements for hedge effectiveness. The Company accounts for its interest rate cap agreement at fair value and gains and losses associated with changes in fair value are recorded as interest expense in the Company’s Statement of Income.

FASB Codification Subtopic 820-10, “Fair Value Measurements and Disclosures,” formerly SFAS No. 157, Fair Value Measurements,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

On October 3, 2008, the Company paid a premium of $26,000 to enter into the interest rate cap agreement. The Company had recorded a $26,000 expense to Interest Expense in its Statement of Income for the year ended June 30, 2009 related to the change in fair value of the interest rate cap.  For the three and nine months ended March 31, 2010, the Company reported no interest expense associated with the change in fair value of the interest rate cap.  At March 31, 2010, the fair value of the interest rate cap agreement approximated zero using Level 2 inputs.

Note 5 - Long-term Debt

On May 21, 2008, the Company entered into a $2.5 million term loan (the “Loan”) with Wachovia.  The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 2.497% at March 31, 2010.  The Loan matures on May 1, 2011, prior to which the Company is obligated to make monthly payments of accrued interest only.

The Loan is secured by the Company's North Property, located at 2064 Gravenstein Highway in Sebastopol, California pursuant to the terms of a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 21, 2008, made by the Company in favor of Wachovia (the “Deed of Trust”).  The Loan and the Deed of Trust contain standard continuing covenants and agreements. The Company is required to maintain a demand deposit account with Wachovia with an average balance of $500,000 for the life of the Loan.

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

The effect of dilutive options on the weighted average number of shares for the three and nine months ended March 31, 2010 and March 31, 2009 was 2,000 and zero, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the three and nine months ended March 31, 2010 and March 31, 2009, were 19,000 and 21,000, respectively.

Note 7 - Stock-Based Compensation

Our net income for the three and nine months ended March 31, 2010 and 2009 included no stock compensation costs. All stock-based compensation was 100% vested as of December 16, 2007.

A summary of the status of the Company’s stock option plans at March 31, 2010, with changes during the nine months ended March 31, 2010, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2009	21,000	$8.02
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, March 31, 2010	21,000	$8.02	7.67	$-
Exercisable, March 31, 2010	21,000	$8.02	7.67	$-

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of March 31, 2010:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price
$5.00-$7.00	16,000	8.15	$ 6.10	16,000	$ 6.10
Over $10.00	5,000	6.71	$ 13.05	5,000	$ 13.05
Total	21,000	7.67	$ 8.02	21,000	$ 8.02

As of March 31, 2010, the weighted average remaining contractual life of stock options exercisable was 7.67 years and there was no aggregate intrinsic value.

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

During the nine months ended March 31, 2010 and March 31, 2009, the Company incurred $3,925 and $14,000, respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party Expenses.  As of March 31, 2010, the Company had a payable to Bugatto Investment Company of $375.

During the three months ended March 31, 2010 and March 31, 2009, the Company incurred $1,850 and $10,750, respectively, in related party real estate consulting costs.

Note 9 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the nine months ended March 31, 2010 and March 31, 2009 of $2,061,000 and $2,250,000, respectively. For the three months ended March 31, 2010 and March 31, 2009, the Company generated revenue of $602,000 and 769,000, respectively. The leases have terms which range from month-to-month to leases with expiration dates through 2028. As of March 31, 2010, assuming none of the existing leases are renewed or no additional space is leased, and assuming all tenants perform their obligations under the leases, the following will be the future minimum lease income:

Year Ending June 30,	Amount
2010	$541,000
2011	2,132,000
2012	1,898,000
2013	1,274,000
2014	738,000
Thereafter through 2028	6,199,000
Total	$12,782,000

Note 10 – Commitments and Contingencies

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company has analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of March 31, 2010, $281,000 has been paid to shareholders who have made substantiated claims and $33,000 has been accrued as dividend claims payable.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

SonomaWest Holdings, Inc. (“we” or the “Company”) is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are “forward-looking statements”, which can generally be identified by the use of forward-looking terminology such as “estimated,” projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the “Risk Factors” as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and other cautionary statements set forth therein and in this Quarterly Report on Form 10-Q under “Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements.

The financial statements included herein are presented as of, and for the nine and three months ended March 31, 2010 and 2009 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

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

The properties are leased to multiple tenants with leases varying in length from month-to-month to leases with expiration dates through 2028.  Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance measures.  The Company has no tenant related reimbursements that are not part of tenant lease agreements.

Given current economic conditions, some of our tenants have experienced a downturn in their businesses, which in some cases has been significant. This downturn continues to further weaken our tenants’ financial condition and has resulted in the failure, in some instances, to make timely rental payments to the Company. In the event of defaults by tenants, the Company experiences loss of revenue and may experience delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants will adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.  At March 31, 2010, 14% of the Company’s square footage available for lease was unoccupied and 12.9% of the occupied space was held by delinquent tenants.  There can be no assurance that the Company will be able to fill the current available space on acceptable terms, or at all.

During February 2009, the Company received information that a receivership had been appointed for one of its tenants.  The total space leased by the tenant is 29,000 square feet, and the attributable rent is $22,000 a month. The tenant presently subleases 11,626 square feet of its leased space to an unaffiliated third party at a monthly rent of $9,000. The tenant was no longer in receivership and all rent had been timely paid as of March 31, 2010. Subsequently, in April 2010 the tenant defaulted on its rent and informed the Company they would no longer be paying their rent and have vacated the space. The Company intends to pursue all available legal remedies against this tenant and is currently seeking to re-lease the space.

As of March 31, 2010, the Company was owed $50,269 in past due rent, utilities and late fees from a tenant, such amount representing less than 3% of the Company’s total annual rental income.  The lease was for 10,400 square feet of covered roof space and attributable rent of $6,456 a month and expired on January 31, 2010. The tenant vacated the rented space on November 30, 2009, and to date has not paid the past due rent and fees. The Company filed a lawsuit in Superior Court of the State of California for the County of Sonoma against the tenant for past due rents and fees in December 2009 and this litigation in on going.

An additional tenant was in default as of March 31, 2010 and owed $199,946 in past due rent, utilities and late fees as of such date.  Of this amount, $103,000 did not meet the revenue recognition criteria, described in the Note 1 to the financial statements, and therefore was not recognized on the Company’s financial statements.  This tenant’s monthly rent of $34,347 represents 15% of the Company’s total monthly rental income and includes 52,601 square feet of covered roof space.  As of June 11, 2009, the tenant had agreed to apply $46,000 of the existing security deposit to satisfy its portion of wastewater improvement costs, and agreed to replenish the security deposit within one year. As of March 31, 2010, 25% of such deposit had been replenished.  The Company amended its lawsuit previously filed in Superior Court of the State of California for the County of Sonoma against the tenant on March 31, 2010, to include additional defendants.   As of March 31, 2010 the tenants in the leased space had begun the process of vacating the premises and the Company is in the process of negotiating new leases with replacement tenants.

In connection with MetroPCS’s initial public offering on April 19, 2007, the Company’s shares of MetroPCS Series D Preferred Stock were converted into 993,297 shares of common stock. MetroPCS began trading its stock on the open market April 19, 2007, at which point the Company was able to determine the fair value of its investment in MetroPCS. On December 20, 2007, the Company declared a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS stock to its shareholders.  The fair value of those 842,348 shares of MetroPCS stock on December 31, 2007 was $16,384,000.  As a result of the first MetroPCS dividend, the Company realized a taxable gain of $12,667,000 resulting in a corresponding tax liability of $5,046,000.  On July 15, 2008, the Company declared a dividend of the remaining 150,943 shares of MetroPCS stock to its shareholders.  The fair value of those 150,943 shares of MetroPCS stock on August 18, 2008 was $2,648,000.   As a result of the second MetroPCS dividend, the Company realized a taxable gain of $2,284,000 resulting in a corresponding tax liability of $910,000.  As of March 31, 2010, the Company held zero MetroPCS shares.

Liquidity and Capital Resources

The Company had cash of $2,263,000 and $1,830,000 at March 31, 2010 and June 30, 2009, respectively. The increase in cash of $433,000 since June 30, 2009 was the result of operating activities.

In May 2008, the Company entered into a Loan Agreement (the “Loan”) with Wachovia Bank for $2,500,000.  The Loan bears interest at the LIBOR plus 2.25%, with accrued monthly interest payments only.  The interest rate was 2.497% as of March 31, 2010.  Principal and interest is due on the maturity date of May 21, 2011.  The Loan is secured by a first deed of trust on the Company’s North property located at 2064 Gravenstein Highway North in Sebastopol, California. Under this Loan, the Company is required to meet certain financial covenants; as of March 31, 2010 management believed that the Company was in compliance with all such financial covenants. On October 3, 2008, the Company entered into an interest rate LIBOR cap agreement with Wachovia Bank to manage interest rate risk associated with its long-term debt obligation. The agreement became effective on October 3, 2008. Under the interest rate cap agreement, the Company’s maximum interest rate is 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the interest rate will revert to the LIBOR rate plus 2.25%. As of March 31, 2010, the LIBOR rate was 0.247%.

For the nine months ended March 31, 2009, the Company expensed the $26,000 premium paid to enter into the interest rate cap agreement as a result of a change in the estimated fair value of the interest rate cap agreement. At March 31, 2010, the fair value of the interest rate cap agreement was approximately zero.

Cash flows from operating activities are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place. The Company believes that its existing resources, together with anticipated cash from rentals activities, will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months.

 RESULTS OF OPERATIONS

The Company leases warehouse, production and office space as well as outside storage space at both of its properties. The two properties are located on a total of 91.24 acres of land and have a combined leaseable area of 437,000 square feet (378,000 under roof and 59,000 outside) with original lease terms ranging from month-to-month to leases with expiration dates through 2028, with options to extend the longer-term leases. As of March 31, 2010, there were 33 tenants with leases comprising 393,000 square feet of leasable space (334,000 under roof and 59,000 outside) or 86% of the total leasable area. As of March 31, 2009, 53,821 square feet or 12.9% of the occupied space was held by delinquent tenants. As of March 31, 2009, there were 33 tenants with leases comprising 437,000 square feet of leasable space (377,000 under roof and 60,000 outside) or 99.8% of the total leasable area.

Rental Revenue. For the nine months ended March 31, 2010, rental revenue decreased $189,000, or 8%, as compared to the corresponding period in the prior year. This decrease was primarily a result of the loss of $103,000 in revenue that the Company is not reasonably assured it will be able to collect and decreased revenues from three tenants who vacated or decreased their leased space, reducing rental revenue by $252,000. This decrease was partially offset by increased space and rate increases by eight existing tenants under term leases of $141,000, and excess operating expense increases, late fees and annual Consumer Price Index increases of $25,000. For the three months ended March 31, 2010, rental revenue decreased $167,000 or 22%, as compared to the three months ended March 31, 2009.

Tenant Reimbursements. For the nine months ended March 31, 2010, tenant utility and water reimbursements decreased $9,000 (a $46,000 decrease in water usage offset by a $37,000 increase in utilities), or 2%, as compared to the nine months ended March 31, 2009. Such utility reimbursements related primarily to the decrease of energy and water consumption by tenants.  The Company receives monthly bills from its utility provider for tenants’ expenses.  The Company makes the payments   directly   to the utility provider on behalf of the tenants, and submits an invoice to the tenants for reimbursement.  Such reimbursements are included in the terms of the tenants lease agreements with the Company.  While utility reimbursements levels may fluctuate, the Company does not expect that such reimbursement levels will have any material downward pressure on revenues or a material effect on net income.

For the three months ended March 31, 2010, tenant reimbursements decreased $43,000 (a $55,000 decrease in water usage offset by an $12,000 increase in utilities), or 26% as compared to the three months ended March 31, 2009. Such reimbursements related primarily to the decrease of energy and water consumption by tenants.

Operating Costs. For the nine months ended March 31, 2010, total operating costs decreased $52,000, or 3%, compared to the nine months ended March 31, 2009. Of this decrease, operating costs – related-party decreased $10,000 and other operating costs decreased by a total of $42,000. The decrease in related-party expenses was the result of a $10,000 decrease in real estate consulting fees, primarily related to prior year consulting regarding the upgraded wastewater system, payable to one of the members of our Board of Directors, David Bugatto. The decrease of $42,000 in other operating costs is related to a decrease in Special Committee costs of $62,000 for an abandoned tender offer, a reduction in legal fees of $18,000, a reduction in incentive bonus of $18,000, a reduction in roof and fencing expenses of $13,000, reduced board fees of $12,000, a reduction in facility grounds maintenance of $9,000, a reduction of $7,000 in accounting fees and various miscellaneous decreases totaling $7,000.  These were offset by a $48,000 increase in bad debt allowance/reserve related to tenants failure to pay rent, an increase in utilities expense of $41,000 primarily due to the increase in production activities of our tenants at both facilities, the facility wastewater system expense increased by $15,000 primarily due to the increased precipitation and resulting utility costs for aeration.

For the three months ended March 31, 2010, total operating costs increased $28,000, or 5%, compared to the three months ended March 31, 2009. Of this increase, operating costs - related party increased $1,000 and other operating costs increased $27,000.

Interest Expense.  For the nine months ended March 31, 2010, the Company had loan interest expense of $48,000 as compared to $76,000 loan interest expense for the nine months ended March 31, 2009.  At March 31, 2010, the fair value of the interest rate cap agreement was approximately zero, thus no additional expense was recognized.  During the nine months ending March 31, 2009 the Company expensed the $26,000 premium paid to enter into the interest rate cap agreement as a result of a change in the estimated fair value of the interest rate cap agreement.

For the three months ended March 31, 2010 and March 31, 2009, the Company had loan interest expense of $17,000. During the three months ended March 31, 2010 and March 31, 2009, the fair value of the interest rate cap agreement was approximately zero, thus no additional expense was recognized.

Interest Income. For the nine months ended March 31, 2010, the Company generated $2,000 of interest income on its cash balances as compared to $10,000 for the nine months ended March 31, 2009.  The reduction in interest income was attributable to a reduction in the interest rate the Company received on such cash balances.

For the three months ended March 31, 2010 and March 31, 2009, the Company generated $1,000 of interest income on its cash balances.

Gain on Distribution of Investments

For the nine and three months ended March 31, 2010 there was no distribution of investments. For the nine and three months ended March 31, 2009, the Company generated $2,284,000 on gain on distribution of investments as discussed in Note 3 to the financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with GAAP, which require the Company to make estimates and assumptions.

Please refer to Item 2 of our Annual Report on Form 10-K for the year ended June 30, 2009 for information pertaining to our critical accounting policies for stock-based compensation, valuation allowance on deferred taxes and revenue recognition.   The Company believes that of its significant accounting policies, the foregoing may involve a higher degree of judgment and complexity.  There have been no changes to our critical accounting polices since June 30, 2009, the date of our audited financial statements.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Walker R. Stapleton, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on the evaluation, these officers have concluded that:

•
our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

•
our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material legal proceedings.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

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

May 17, 2010

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