Form 10-K
period 2010-06-30
SONOMAWEST HOLDINGS INC
filed 2010-09-28
CIK 102588

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended June 30, 2010

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.              ☐      Yes        ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          ☐      Yes        ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                                                  ☒      Yes            ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                                                                        ☐      Yes            ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                       Accelerated filer  ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).                ☐      Yes        ☒ No

Aggregate market value of common stock held by non-affiliates based on the closing price of the registrant’s common stock as reported in the “pink sheets” published by The Pink Sheets LLC on December 31, 2009: $4,718,351.  For the purposes of the foregoing calculations, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

As of September 28, 2010, there were 1,251,367 shares of common stock outstanding, par value $0.0001 per share, which is the only class of shares publicly traded.

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.  The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended June 30, 2010.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

SonomaWest Holdings, Inc. (the “Company” or “Registrant”) is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company.  The statements contained in this Annual Report that are not historical facts are “forward-looking statements”, which can be identified by the use of forward-looking terminology such as “estimated,” “projects,” “anticipated,” “assumes,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements included in this report relate to, among other things, the competitiveness of our rental rates in Sonoma County, expected future vacancy rates, the value of the rezoning of the North property to the Company, expenses and cash flows in 2010, the nature, amounts of future capital expenditures and cash flows, our compliance with material environmental regulations, the adequacy of our insurance coverage, our operating and capital budget, price and volume fluctuations in our common stock, our future debt levels and liquidity and future compliance with covenants under our revolving credit facility.

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward looking statements.  All written and oral forward-looking statements made in connection with this report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the disclosures contained under the “Risk Factors” heading in this report and other cautionary statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein. There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced above, and such things as:

•	volatility of rental markets, including reductions in prices we receive for our rental properties, which could adversely affect our revenue, income, cash flow and liquidity;
•	our ability to fill vacant leasable space;
•	our future cash flow, liquidity and financial position;
•	the ability of our tenants to make rental payments;
•	our ability to collect outstanding rental amounts due from defaulting tenants;
•	the amount, nature and timing of our capital expenditures;
•	our ability to refinance our credit facility;
•	a lack of available capital and financing;
•	the completion and success of our wastewater permitting;
•	our operating costs and other expenses;
•	competition in the rental industry in Sonoma county;
•	the impact and costs related to compliance with or changes in laws or regulations governing our operations;
•	environmental liabilities and compliance with laws regulating such liabilities;
•	risks related to our level of indebtedness; and
•	other factors, many of which are beyond our control.

PART I

Items 1 and 2.  Business and Properties.

SonomaWest Holdings, Inc., a Delaware corporation (the “Company”), formerly Vacu-dry, was incorporated in 1946 and currently operates as a real estate management and rental company. The Company’s rental operations include two industrial/agricultural properties rented to third parties.    The Company’s primary operating revenue is generated from the leasing of its two properties located in Sebastopol, California.

The properties are leased to multiple tenants with leases ranging in length from month-to-month, to leases with expiration dates through 2028.  Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance measures.

Properties

       The Company owns two properties together comprising 91.24 acres in West Sonoma County, approximately 56 miles north of San Francisco.  The properties are four miles apart, north and south of the town of Sebastopol located in the “Russian River Valley” wine appellation district.

SonomaWest Industrial Park South. This property (the “South property”) consists of 15.2 acres of land immediately south of Sebastopol at 1365 Gravenstein Highway South.  Improvements on the property consist of five connected buildings on a parcel approximately five acres in size with an aggregate of 85,882 square feet of leasable space under roof, with an average effective annual rental of $4.98 per square foot as of June 30, 2010.  In addition, there is 5,402 square feet of outside area that is currently leased. The available outdoor and indoor space is suited for commercial rental.  Other features include ample parking, security and a location close to major north-south and east-west traffic arteries. The property is zoned for “limited industrial” use, meaning that permitted uses include agricultural/food processing, light industry, related offices to support industrial tenant activities, warehousing or storage.  Adjacent to the occupied five-acre site are two additional undeveloped Company owned parcels measuring approximately two acres and eight acres in size.  These parcels are zoned “limited industrial” and “low density residential,” respectively.  Lease terms for all properties range from month-to-month to longer term leases with expiration dates through 2017.

As of June 30, 2010, 75% of the leasable space under roof at the South property had been leased to eight tenants. In addition, 5,402 square feet of outside space had also been leased to three tenants.  This is a reduction in occupancy from June 30, 2009, by 22% of the leasable space under roof, which was primarily due to the loss of one tenant in January 2010. The following table sets forth information as of June 30, 2010, concerning future lease expirations and other data related to the South property.

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases (excluding month-to-month)	Annual Rent Represented by Remaining Long-term Leases
2011	2	67,976	$ 385,000
2012	1	50,481	130,000
2013	-	14,019	69,000
2014	-	14,019	69,000
2015	1	14,019	55,000
Thereafter	1	5,417	70,000

The table above does not include month-to-month leases. For the year ended June 30, 2010, 3.5% of the Company’s South property rental revenue was generated from month-to-month leases. Total leases covered 70,212 square feet (64,810 square feet under roof and 5,402 square feet of outside space). As of June 30, 2010, approximately 2.4% or 1,711 square feet of the South property’s total leased square footage was covered by month-to-month leases.

As of June 30, 2010, the accumulated book depreciation of the South property was $1,185,000 and the book net carrying value was $221,000.  Depreciation expense is calculated on a straight-line basis for book purposes and through various methods for tax purposes.  The real estate taxes for this property for the year ended June 30, 2010 were $15,000.  The Company has no debt associated with this property.

SonomaWest Industrial Park North.  This property (the “North property”) consists of 76.04 acres of land approximately two miles north of Sebastopol at 2064 Gravenstein Highway North.  Improvements on the property consist of 7 buildings located on approximately 27 acres with an aggregate of 292,414 square feet of leasable space under roof, with an average effective annual rental of $7.94 per square foot as of June 30, 2010. In addition, there is 54,113 square feet of outside area that is currently leased. The remainder of the North property is dedicated to wastewater treatment and a large pond for fire protection. The principal administrative offices of the Company occupy a small portion of the North property in a leased trailer.  The Company believes its office space is adequate for its current needs.

As of June 30, 2010, 85.2% or 249,234 square feet of the leasable space under roof at the North property had been leased to twenty-six tenants.  An additional 54,113 square feet of outside space has also been leased to nineteen tenants.  This is a reduction in occupancy from June 30, 2009, by 4% of the leasable space under roof, which was primarily due to the loss of one tenant in March 2010. Leases for all property range from month-to-month to longer term leases with expiration dates through 2028.

The following table sets forth information as of June 30, 2010 concerning future lease expirations and other data related to the North property.

Year ending June 30th	Number of Tenants Whose Leases Will Expire	Total Square Feet Covered by Remaining Long-term Leases (excluding month-to-month)	Annual Rent Represented by Remaining Long-term Leases
2011	2	266,230	$ 2,029,000
2012	3	260,031	1,879,000
2013	5	237,505	1,248,000
2014	2	139,176	718,000
2015	1	91,864	654,000
Thereafter	6	81,464	5,622,000

The table above does not include month-to-month leases. For the year ended June 30, 2010, 3.4% of the Company’s North property rental revenue was generated from month-to-month leases. Total leases covered 303,347 square feet (249,234 feet under roof and 54,113 square feet outside space). As of June 30, 2010, approximately 9.1% or 27,717 square feet of the North property’s total leased square footage was covered by month-to-month leases.

As of June 30, 2010, the accumulated book depreciation of the North property was $5,478,000 and the book net carrying value was $685,000.  Depreciation expense is calculated on a straight-line basis for book purposes and through various methods for tax purposes.  The real estate taxes for this property for the year ended June 30, 2010 were $59,000.

The Company has a $2,500,000 three-year term loan from Wachovia Bank that is secured by this property as described further in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company continues to market all of its properties.  Given current economic conditions, some of our tenants have experienced a prolonged downturn in their businesses, which in some cases has been significant. Significant downturns weaken our tenants’ financial condition, and have resulted in the failure to make timely rental payments to the Company.  In the event of a default by a tenant, the Company experiences a loss of revenue and delays in enforcing its rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants could adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.  Significant, prolonged vacancies at the properties may have a material adverse impact on the Company’s business, financial condition, results of operations and cash flows.

Other Assets

Investment in MetroPCS Communications, Inc.

During the fiscal year ended June 30, 2009, the Company held an investment in MetroPCS Communications, Inc. (“MetroPCS”), a wireless telecommunications company that consummated its initial public offering on April 19, 2007.  On July 15, 2008, the Board of Directors declared a dividend of the remaining 150,943 shares of MetroPCS, payable pro rata to the Company’s shareholders of record as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008. The Company distributed the entirety of its MetroPCS shares, and any shares held back were for rounding purposes only.  At June 30, 2010, the Company no longer held any MetroPCS stock.

Other Information

For the year ended June 30, 2010, the Company operated in one reportable segment, real estate management and rental operations.  The Company’s business is not seasonal and does not require significant working capital.  The Company does not engage in, or make any expenditures, with respect to research and development activities.  Revenue from tenants resulting from the Company’s leasing activities is generally payable the first of each month.  For the year ended June 30, 2010, Vinovation, Redwood Hill Creamery, Sonoma Wine Company and Greg & Greg Inc. Winery accounted for 7%, 13%, 14% and 14% of the Company’s revenue, respectively, as described further in “Risk Factors – We rely on four major tenants for a significant portion of our rental revenues.”.

Competition

The Company competes with numerous commercial property landlords who offer warehouse, manufacturing and food processing properties in the greater Petaluma/Santa Rosa area, located in central to southern Sonoma County of Northern California.  As a result of current economic conditions, there is a significant supply of available warehouse space in Sonoma County.  As published by Keegan and Coppin Company, Inc., vacancy rates at a competing industrial park, known as Santa Rosa Airport, were 15.2% and available square footage was 862,716 as of June 30, 2010.  The Company’s vacancy rate of 12.5% at our North Property and 23.1% at our South Property results in a blended total vacancy rate of 14.7% as of June 30, 2010, which is comparable with the Sonoma County vacancy rate of 14.6%.  Obtaining new tenants for our properties generally requires a tenant to relocate from an existing rental property of a competitor.

       The Company believes that its North property enjoys a competitive advantage over other similarly situated properties with respect to certain types of potential tenants because of the wastewater treatment facility located on the property, which is well suited for tenants involved in the food processing industry and more particularly, the wine processing industry.  The Company believes that its rental rates for both of its North and South properties are competitively priced relative to comparable property on the market.  Some of the Company’s competitors enjoy the advantage that their properties are newer than the Company’s properties.  The Company generally competes on the basis of location, price, service and tenant improvements, including the North property’s wastewater treatment facility.

Environmental Matters

The Company believes it has complied in all material respects with all material governmental regulations regarding protection of the environment. The Company could be held liable for the costs of removal or remediation of any hazardous or toxic substances that may be located on or in its properties in the future.  These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous or toxic substances.  The presence of such substances or the failure to remediate such substances properly, may adversely affect the owner’s ability to sell or rent the property or to borrow money using the property as collateral.  Other federal and state laws require the removal of damaged material containing asbestos in the event of remodeling or renovation.  While the Company is not currently remodeling or renovating any of its properties, the Company may do so in the future.

Insurance

The Company maintains workers compensation, commercial general liability, property, extended coverage and rental loss insurance as well as certain director and officer level insurance.  While management feels the limits and coverage are adequate relative to the related risks, there is no assurance that this insurance will be adequate to protect the Company from all unforeseen occurrences.

Employees

The Company currently employs two part-time and four full-time employees in a management or staff capacity, none of whom is covered under a collective bargaining agreement.

Item 1A:  Risk Factors.

In evaluating the Company and its business, the following risk factors should be given careful consideration, in addition to the information mentioned elsewhere in this Annual Report on Form 10-K.

Factors Related to Real Estate Industry Segment.

Our properties success depends upon the Northern California and particularly the Sonoma County economy.

Our entire rental revenues come from two properties located in Northern California and more particularly, Sonoma County.  Events and conditions applicable to owners and operators of real property that are beyond our control may decrease the value of our properties.  These events include: local oversupply or reduction in demand for office, industrial or other commercial space; inability to collect rent from tenants; vacancies or inability to rent spaces on favorable terms; inability to finance property development on favorable terms; increased operating costs, including insurance premiums, utilities, and real estate taxes; costs of complying with changes in governmental regulations; the relative illiquidity of real estate investments; changing sub-market demographics; and property damage resulting from seismic activity.  The geographical concentration of our properties may expose us to greater economic risks than if we owned properties in several geographic regions.  Any adverse economic or real estate developments in the Sonoma County region could adversely impact our financial condition, results from operations, cash flows, quoted per share trading price of our common stock and ability to satisfy any debt service obligations. There is no assurance, in the near future, that the market will improve, or not suffer a further decline.

Potential losses may not be covered by insurance.

We carry commercial general liability, property, extended coverage and rental loss insurance covering all of our properties.  Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.  We do not carry earthquake or flood coverage.  We do not carry insurance for generally uninsurable losses such as pollution, contamination, asbestos and seepage.  Some of our policies are subject to limitations involving large deductibles or co-payments and policy limits.  If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties.  In addition, if the damaged properties were subject to any recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

The current economic downturn may continue to have an adverse impact on our business and financial condition.

The continued economic downturn may continue to have an adverse impact on our business and financial condition, and we may continue to face challenges if economic conditions in the financial markets do not improve. We believe we have developed an operating and capital budget for fiscal year 2011 that will allow us to fund our business with anticipated internally generated cash flow and available cash resources. Our ability to access the capital markets, however, has been restricted as a result of this economic downturn and may be restricted in the future when we would like, or need, to raise capital. The continued economic downturn may also adversely impact our business, operating results, financial condition and cash flows.

Downturns in tenants’ businesses may continue to reduce our cash flow.

For the year ended June 30, 2010, we derived 100% of our operating revenue from rental income and tenant reimbursements.  Given current economic conditions, some of our tenants have experienced a downturn in their businesses, which in some cases has been significant. Significant downturns weaken our tenants’ financial condition, and have resulted in the failure to make timely rental payments to the Company.  In the event of a default by a tenant, the Company would likely experience loss of revenue and delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Although we have not experienced material losses to date from tenant bankruptcies, tenants could file for bankruptcy protection in the future.  Moreover, certain of the Company’s tenants are currently experiencing financial difficulties and owe the Company past due rents and fees, against whom the Company has commenced legal proceedings, as discussed further in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of June 30, 2010, three tenants were in default and the total amounts owed to the Company was approximately $389,000, $210,000 of which did not meet the revenue recognition criteria, described in Note 1 to the financial statements, and therefore was not recognized on the Company’s financial statements with $123,000 held in security deposits to be applied to the past due amounts. Of the recognized income, $51,000 was written off as bad debt. There is no guaranty the Company will be successful in its efforts to collect these outstanding amounts.  Any further losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants could adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.

The Company’s Loan is classified as a current liability and the Company may not be able to obtain an extension of the maturity date.

In May 2008, the Company entered into a Loan Agreement (the “Loan”) with Wachovia Bank for $2,500,000, bearing interest at the LIBOR plus 2.25%, with accrued monthly interest payments only.  Under the Loan, principal and interest are due on the maturity date of May 1, 2011. Due to the maturity date being within one year, all of the Company’s debt under the Loan has been classified as a current liability on its 2010 balance sheet.  The Loan is secured by a first deed of trust on the Company’s North property. Under the Loan, the Company is required to meet certain financial covenants; the Company was in compliance with all such covenants as of June 30, 2010. The Company is currently in the process of negotiating refinancing of its Loan. This refinancing is expected to extend the maturity date five years. There can be no assurance that the Company will be successful in the refinancing of the Loan. Failure to successfully refinance or otherwise address the repayment of the Loan within the current time frame permitted may have an adverse effect on the Company's business, results of operations, cash flow and financial position.

We may be unable to renew leases or re-let space as leases expire.

As of June 30, 2010, not taking into account month-to-month leases (which comprise approximately 7.9% of our total leased space), leases representing approximately 7% and 17% of the square footage of our properties will expire in 2011 and 2012, respectively.  If leases expire with then-above market rental rates we may be forced to renew or re-lease such expiring leases at rates below the existing rental rates.  There can be no assurance that leases will be renewed or that our properties will be re-leased at rental rates equal to or above the current rental rates.  If the rental rates for our properties decrease, if existing tenants do not renew their leases, or if we do not re-lease a significant portion of our available space, our financial position, results of operations, cash flow and quoted per share trading price of our common stock would be adversely affected.

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

Vinovation, Inc. accounted for 7% and 13% of the Company’s rental revenues for the years ended June 30, 2010 and 2009, respectively. On January 24, 2006, Vinovation Inc. entered into a 39 month lease, beginning June 1, 2008, covering 52,601 square feet of warehouse space with annual Consumer Price Index (“CPI”) increases provided for in the lease. Vinovation defaulted on their lease in December 2009. The Company previously filed a lawsuit in Superior Court of the State of California for the County of Sonoma against the tenant and this litigation is on going. The tenant vacated the rented space on June 30, 2010, and to date the tenant has not paid the past due rent and fees.   There is no guaranty the Company will be successful in its efforts in collecting the outstanding amount due, which may further impact the Company’s financial position, results of operations and cash flow.

Sonoma Wine Company accounted for 14% and 13% of the Company’s rental revenues for the years ended June 30, 2010 and 2009, respectively. As of September 1, 2007, Sonoma Wine Company entered into a five-year lease covering 54,244 square feet of warehouse space, with annual CPI and Excess Operating Expense (“EOE”) increases provided for in the lease.  The loss of the Sonoma Wine Company when their lease expires August 31, 2012, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2010 and 2009, all rental amounts owed by Sonoma Wine Company were payable within the normal billing cycle and were not past due.

Greg & Greg, Inc. Winery accounted for 14% and 12% of the Company’s rental revenues for the years ended June 30, 2010 and 2009, respectively. On June 8, 2008, Greg & Greg, Inc. Winery entered into a five year lease covering 37,951 square feet of warehouse space and 7,361 of outside space with annual CPI and EOE increases provided for in the lease.  The loss of Greg & Greg, Inc. Winery when their lease expires on August 15, 2013, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2010 and 2010, all rental amounts owed by Greg & Greg, Inc. Winery were payable within the normal billing cycle and were not past due.

Redwood Hill Farm and Creamery, Inc. accounted for 13% and 9% of the Company’s rental revenues for the years ended June 30, 2010 and 2009, respectively. On April 15, 2010, Redwood Hill Farm and Creamery, Inc., entered into an additional fifteen year lease covering 45,979 square feet of warehouse space, 3,926 of outside space with annual CPI and EOE increases provided for in the lease, and a solar project roof addition.  The loss of Redwood Hill Farm and Creamery, Inc when their lease expires on August 12, 2028, if not renewed or replaced, would have a material adverse effect on our operating results.  At June 30, 2010, all rental amounts owed by Redwood Hill Farm and Creamery, Inc. were payable within the normal billing cycle and were not past due.

The following table sets forth the Company’s major tenants whose rental payments exceed 10% of the Company’s revenues for the years ended June 30, 2010 or 2009:

Tenant	2010	2009
Vinovation, Inc.	$ 201,000	$ 402,000
Sonoma Wine Company	393,000	389,000
Greg & Greg Inc. Winery	379,000	374,000
Redwood Hill Farm and Creamery, Inc.	353,000	283,000
	$1,326,000	$1,448,000

During the years ended June 30, 2010 and 2009, 67% and 70%, respectively, of the Company’s revenues were associated with the wine industry.

Compliance with new regulations governing public company corporate governance and reporting will result in additional costs.

        Our continuing preparation for and implementation of various corporate governance reforms and enhanced disclosure laws and regulations adopted in recent years require us to incur significant additional accounting and legal costs.  Any unanticipated difficulties in preparing for and implementing corporate governance and reporting reforms could result in material delays in compliance or significantly increase our public company compliance costs.  Also, there can be no assurance that we will be able to fully comply with these new laws and regulations.  Any failure to timely prepare for and implement the reforms required by these new laws and regulations could significantly harm our business, operating results, and financial condition.

Factors Relating to Our Stock

Our stock price is volatile and our stock is thinly traded, sometimes resulting in a lack of liquidity.

Our stock price has from time to time experienced significant price and volume fluctuations.  For example, during fiscal 2010, the high and low sales price for the common stock was $9.15 and $4.40, respectively.  Since becoming a public company, our stock price has fluctuated in conjunction with the stock markets generally and sometimes on matters more specific to the Company, such as the public offering of MetroPCS and the Company’s distribution of its MetroPCS shares to its shareholders.  Our stock price may be expected to continue to experience significant price and volume fluctuations in response to factors specific to the Company.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings, but is involved in ordinary routine litigation incidental to the business of the Company.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock was traded on the Nasdaq SmallCap Market (symbol:  SWHI) until August 10, 2005, when the common stock was delisted from the Nasdaq SmallCap Market, and began trading on the over-the-counter “Pink Sheets” under the symbol “SWHI.PK.”

The quarterly high and low sales prices for the last two fiscal years were as follows:

Quarter Ended	Low	High	Adj Close*
9/30/2008	$4.10	$9.30	$9.30
12/31/2008	$5.95	$9.30	$6.00
3/31/2009	$5.10	$6.25	$5.15
6/30/2009	$5.15	$9.15	$6.10
9/30/2009	$7.20	$7.20	$7.20
12/31/2009	$7.40	$7.40	$7.40
3/31/2010	$7.35	$7.35	$7.35
6/30/2010	$5.51	$5.51	$5.51
* Closing price adjusted for dividends

The above quotations were obtained from the Yahoo Finance Online website.

On September 24, 2010, there were approximately 337 registered holders of our common stock.  On that date, the average of the high and low sales price per share of the Company’s stock was $6.10.

Dividends

The Company paid dividends on its common stock in the form of shares of MetroPCS common stock in January 2008 valued at $14,702,000, and distributed the remainder of its MetroPCS shares to its shareholders on August 18, 2008, valued at $2,648,000. The Company has not paid any cash dividends on its common stock during the past two years.  The Company's $2,500,000 loan with Wachovia Bank, described further in "Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" does not materially restrict the Company's ability to pay dividends.  However, our ability to pay dividends is subject to limits imposed by Delaware law.  Even if its future operations or investments result in increased profitability, as to which there can be no assurance, there is no present anticipation that future dividends will be paid.

Unregistered Sales of Equity Securities

        None.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its registered securities during the fiscal year ended June 30, 2010.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW

Properties

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

The properties are leased to multiple tenants with leases varying in length from month-to-month, to leases with expiration dates through 2028.  Revenue from lease rental is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance measures.  The Company has no tenant related reimbursements that are not part of tenant lease agreements.

Given current economic conditions, some of our tenants have experienced a downturn in their businesses, which in some cases has been significant. Significant downturns have weakened our tenants’ financial condition, and resulted in the failure to make timely rental payments to the Company.  At June 30, 2010, the Company had 23.1% vacancy at the South property and 12.5% vacancy at the North property. Vacancy rates at a competing industrial park, known as Santa Rosa Airport, were 15.2% and available square footage was 862,716 at June 30, 2010.  At June 30, 2010, the Company’s total vacancy rate of 14.7% is comparable to the Sonoma County vacancy rate of 14.6%. Given current economic conditions and decreased leasing activity, there can be no assurance that the Company will be able to fill the current vacant space on acceptable terms, or at all, and there can be no assurance that tenants will continue to make their rental payments in a timely manner.  In the event of a default by a tenant, the Company would likely experience loss of revenue and delays in enforcing its rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants could adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.

During February 2009, the Company received information that a receivership had been appointed for one of its tenants.  The total space leased by the tenant was 29,184 square feet, and the rent was $21,000 a month. While the tenant is no longer in receivership, in April 2010, the tenant defaulted on its rent and vacated the space.  In August, 2010, the Company and the tenant reached a settlement for repayment of the outstanding amounts due.  As of June 30, 2010, 14,490 square feet has been leased to a new tenant, leaving 14,694 square feet unleased.

As of June 30, 2010, the Company was owed $69,000 in past due rent, utilities and late fees from a tenant, such amount representing 2% of the Company’s total annual rental income. Of this amount, $13,000 did not meet the revenue recognition criteria, described in Note 1 to the financial statements, and therefore was not recognized on the Company’s financial statements.  Effective January 1, 2010, the Company determined that collection of past due rent in excess of the security deposit of $5,000 was not collectible and as a result, did not recognize revenue for such amount.  As of June 30, 2010, the balance due of $51,000 was written off as bad debt. The lease was for 10,400 square feet of covered roof space and attributable rent of $6,000 a month, and expired on January 31, 2010. The tenant vacated the rented space on November 30, 2009, and to date has not paid the past due rent and fees. The Company filed a lawsuit in Superior Court of the State of California for the County of Sonoma against the tenant for past due rents and fees in December 2009 and this litigation in on going.  As of June 30, 2010, the entirety of the space has been leased to a new tenant.

For an additional tenant, through June 30, 2010, the Company recognized $293,000 of the $461,000 contractual rent and utilities due as revenue.  The Company did not recognize $168,000 of contractual rent as of January 1, 2010 as the Company determined collectability was no longer probable based on the tenant’s financial condition and delays in making the contractually scheduled rental payments.  As of June 30, 2010, the Company is owed $280,000 for past due rent, utilities and late fees as of such date.  The Company filed in Superior Court of the State of California for the County of Sonoma against the tenant and this litigation is on going.   As of June 30, 2010 the tenants in the leased space had vacated the premises and the Company has negotiated a new lease covering 26,348 square feet of warehouse with a replacement tenant at $14,000 per month for a term of seventeen months.

MetroPCS Stock

On July 15, 2008, the Company declared a dividend of 150,943 shares of MetroPCS common stock, payable pro rata to its shareholders of record of common stock as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008.  The net unrealized gain of $1,389,000 ($2,284,000 gain less the deferred tax liability of $895,000) which resulted from increasing the value from cost to fair value for the year ended June 30, 2008 which was included on the Statement of Changes in Shareholders’ Equity was reclassed to the Statement of Income for the year ended June 30, 2009.  As of June 30, 2009, the Company no longer held any shares of MetroPCS.

Credit Facility

In May 2008, the Company obtained a $2,500,000 loan from Wachovia Bank (the “Loan”), to help cover the tax liability incurred as a result of the dividend distribution of the MetroPCS stock to the Company shareholders. The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 2.597% at June 30, 2010.  The Loan matures on May 1, 2011, prior to which, the Company is obligated to make monthly payments of accrued interest only.  The Loan is secured by the Company's North property pursuant to the Deed of Trust.  The Loan and the Deed of Trust contain standard continuing covenants and agreements.  In connection with the Loan, the Company also entered into an Environmental Indemnity Agreement, dated as of May 21, 2008, pursuant to which the Company agreed, among other things, to indemnify Wachovia and its assignees against any liabilities arising from or out of (i) certain violation of environmental laws and regulations applicable to the North property, (ii) the presence on the North property of certain hazardous materials, and (iii) any breach by the Company of any representation or warranty made in the Environmental Indemnity Agreement, to the extent applicable.  The Company is currently negotiating refinancing of this Loan, but there is no assurance that the Company will be able to refinance this Loan on acceptable terms, or at all.

RESULTS OF OPERATIONS

Fiscal 2010 Compared To Fiscal 2009

Rental Revenue. The Company leases warehouse, production, and office space, as well as outside storage space at both of its properties.  The two properties have a combined leasable area of approximately 437,811 square feet (378,296 ft. under roof and 59,515 ft. outside) on 91.20 acres of land.  As of the end of fiscal 2010, there were 34 tenants with leases covering 373,559 square feet of leasable space (314,044 ft. under roof and 59,515 ft. outside) or 85.3% of the total leasable area.  As of the end of fiscal 2009, there were 32 tenants with leases covering 403,409 square feet of leasable space (342,910 ft. under roof and 60,499 ft. outside) or 91.9% of the total leasable area, and total rental revenue was $2,673,000 and $2,976,000 for fiscal years ended 2010 and 2009, respectively.  The decrease between fiscal years rental revenue of $303,000, or 10% can be attributed to the expiration of three leases that were not renewed from the prior year totaling $260,000, and $271,000 in vacancy from defaulting tenants who failed to pay rent.  This decrease was offset by increases in new tenants, at higher rental rates, which accounted for the $192,000 increase in the revenue between fiscal years 2010 and 2009 and $36,000 of increased CPI rates for existing tenants and late fees.  While the Company continues to market the properties to prospective tenants to occupy leases that expire during the next year, there can be no assurance that tenants will be found in a timely manner or at acceptable rental rates; the failure to renew or replace expiring leases would then negatively impact the Company’s revenue.

Tenant Reimbursements.  Reimbursements received from tenants of certain costs are recognized as tenant reimbursement revenues.  For the fiscal year 2010, tenant reimbursements increased $3,000, from $678,000 to $681,000 or less than 1% as compared to fiscal year 2009.  The Company receives monthly bills from its utility provider for tenant expenses. The Company makes the payments directly to the utility provider on behalf of the tenants, and submits an invoice to the tenants for reimbursement. Such reimbursements are provided for in the terms of the tenants' lease agreements with the Company. While utility reimbursements levels may decrease and there may be a downward pressure on revenues, the Company would also have an equal amount of reduction of expenses, thus creating no effect to net income.

Operating Costs.  Total operating costs consist of direct costs related to operations and all general corporate costs.  During fiscal 2010, total operating costs of $2,550,000 decreased $190,000, or 7%, from $2,740,000 in fiscal 2009.  Of this decrease, operating costs decreased $179,000 and operating costs-related party decreased $11,000.  The decrease of $179,000 in operating costs was primarily the result of the following decreases: no incentive bonus was awarded to Walker R. Stapleton ($186,000 was awarded in fiscal 2009), no Special Committee legal costs ($62,000 of expenses were incurred in fiscal 2009 for an abandoned tender offer), a reduction in repairs and maintenance by a total of $29,000, primarily related to reduced roofing expenses, reduced Board of Director fees of $12,000, a reduction in public company legal fees of $38,000 and various miscellaneous decreases of $44,000.  These were offset by the following increases: increased utilities of $60,000, primarily due to the increase in production activities of our tenants at both facilities and additional Company outside security lighting costs, bad debt accrual of $39,000, facility water system costs of $34,000, tenant litigation legal expenses of $33,000, Delaware Franchise tax of $14,000 and increased real estate incentive compensation of $12,000. Total operating expenses are expected to remain relatively consistent over the remainder of calendar year 2010.

The decrease of $11,000 in operating costs—related party was primarily a result of a decrease in real estate consulting fees in 2010, as compared to increased 2009 consulting fees regarding the upgraded wastewater system, payable to one of the members of our Board of Directors, David Bugatto.

Interest Income.  In fiscal 2010 the Company generated $3,000 of interest income on its cash balances as compared to $10,000 during fiscal year 2009.  The decrease in interest income is related to the overall reduction of interest rates.

Interest Expense.  Interest expense is derived solely from debt.  For fiscal 2010, the Company incurred $64,000 of interest expense.  This compares to $104,000 in fiscal 2009.  The decrease is the result of the reduction in LIBOR rate.

Income Taxes.  The Company’s tax provision was $296,000 in fiscal 2010 compared to $1,232,000 in fiscal 2009.  The 2009 tax provision was higher than fiscal 2010 primarily due to the income taxes associated with the 2009 gain of $2,284,000 on distribution of the balance of MetroPCS shares to shareholders the Company owned.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $2,243,000 at June 30, 2010, and short term debt of $2,500,000.  The increase in the cash and cash equivalents balance of $413,000 from $1,830,000 at June 30, 2009, was the result of cash provided by operating activities.  Management believes its cash and cash equivalents and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months. The net cash impact from the loss of tenants who have defaulted on their rents represents a potential loss of $312,000 (net of amounts that have been released to other tenants) for the fiscal year 2011 earnings from rental income if the vacant warehouses are not released.

In May 2008, the Company entered into a Loan Agreement with Wachovia Bank for $2,500,000.  The loan bears interest at the LIBOR plus 2.25%, with accrued monthly interest payments only.  The interest rate was 2.597% as of June 30, 2010.  Principal is due on the maturity date of May 1, 2011.  The Note is secured by a first deed of trust on the Company’s North property located at 2064 Gravenstein Highway North, Sebastopol, California.   Under this Loan Agreement, the Company is required to meet certain financial covenants; as of June 30, 2010 the Company was in compliance with such covenants.  The Company is currently in the process of negotiating refinancing of its Loan. The new facility is expected to extend the maturity date five years. There can be no assurance that the Company will be successful in refinancing the Loan. Failure to successfully implement refinancing or otherwise address the repayment of the Loan within the current time frame permitted may have an adverse effect on the Company's business, results of operations, financial position and cash flows.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions.  The Company believes that of its significant accounting policies (see Note 1 to the financial statements); the most critical accounting policies were determined to be related to:

Stock-Based Compensation – In accordance with Codification Topic 718-10 – Stock-Based Compensation, under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes – The Company records income taxes in accordance with Codification Topic 740-30 -  Income Taxes—Other Considerations or Special Areas (“ASC 740-30”).  ASC 740-30 requires the Company to compute deferred taxes based upon the amount of taxes payable in future years after considering changes in tax rates and other statutory provisions that will be in effect in those years. Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carry forwards.  A valuation allowance is provided for deferred tax assets, if their realization is uncertain.

 Effective July 1, 2007, the Company adopted the provisions of the Codification Topic 740-10, Accounting for Uncertainty in Income Taxes, (“ASC 740-10”).  ASC 740-10  prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of ASC 740-10, the Company recognized no material adjustments in the liability for unrecognized income tax benefits as of July 1, 2008 adoption date and June 30, 2009.  Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for June 30, 2010.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes.  As of June 30, 2010, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of ASC 740-10.

Revenue Recognition – Revenue is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels.  Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues. In accordance with Codification Topic 605 – Revenue Recognition, the Company recognizes rental revenue once the four criteria set forth below are met. During the year ended June 30, 2010, the Company determined that three tenants’ ability to pay was in doubt.  As a result, as of June 30, 2010, the Company did not recognize $210,000 of rental revenue in its financial statements for the period ended June 30, 2010, based on the inability of such amounts to meet the collectability criteria set forth below.  The four criteria for revenue recognition are:

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

Valuation of Long-Lived Assets

        On an annual basis the management of the Company reviews a detail of all fixed assets, assuring that the Company still has the assets. The assets are also evaluated to determine if they are impaired.

        A capital asset is considered impaired when its service utility has declined significantly and unexpectedly. The events or changes in circumstances affecting a capital asset that may indicate impairment should be prominent (i.e., conspicuous or known to the unit). That is, the events or circumstances that may indicate impairment generally are expected to have already been the subject of discussion by the board or management.

        Common indicators that a capital asset may be impaired are:

Evidence of physical damage. Examples would include a building damaged in a natural disaster (e.g., hurricane or tornado) or a fire, or a building facing the costs associated with mold remediation or asbestos removal.

Changes in legal or environmental factors. Examples would include underground storage tanks or water treatment plants that cannot meet new EPA requirements.
Changes in manner or duration of use. Examples would include a building used as a warehouse or the closure of a street prior to the end of its useful life for safety reasons.
Permanent construction stoppage. Examples include the halting of building construction due to a lack of funding or a stoppage following the discovery of an endangered species at a construction site.

        As of June 30, 2010, after review of the detailed asset listing, none of the above indicators are present at this time.

NEW ACCOUNTING PRONOUNCEMENTS

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

    Codification Topic 820 – Fair Value Measurements – ASU 2010-6 improves the requirements to fair value measurements and disclosures.  This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance on July 1, 2009 with no impact to the accompanying financial statements.

    In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  ASU 2010-20 is effective for interim and annual reporting periods ending after December 15, 2010.  The Company does not anticipate the adoption of ASU 2010-20 to have a material impact on results of operations, cash flows or financial position.

   Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 8.  Financial Statements and Supplementary Data.

SONOMAWEST HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of SonomaWest Holdings, Inc.:

       We have audited the accompanying balance sheets of SonomaWest Holdings, Inc. (a Delaware corporation) as of June 30, 2010 and 2009 and the related statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended.  In connection with our audits of the financial statements, we have also audited the financial statement schedules, listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SonomaWest Holdings, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

       Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ MACIAS GINI & O’CONNELL LLP

Sacramento, California

September 28, 2010

 SONOMAWEST HOLDINGS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$2,243	$1,830
Accounts receivable, net of allowance for doubtful accounts of $25 and $19, respectively.	41	41
Other receivables	7	9
Dividend claims receivable	33	35
Prepaid income taxes	26	23
Prepaid expenses and other assets	153	151
Deferred income taxes, net	47	118
Total current assets	2,550	2,207
RENTAL PROPERTY, net	906	1,068
DEFERRED INCOME TAXES, net	268	245
PREPAID COMMISSIONS AND OTHER ASSETS	129	184
Total assets	$3,853	$3,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50	$42
Accrued payroll and related liabilities	109	313
Current note payable	2,500	-
Accrued expenses	13	6
Unearned rents	46	66
Dividend claims payable	33	35
Total current liabilities	2,751	462
LONG-TERM LIABILITIES
Tenant deposits	329	415
Note payable	-	2,500
Total long-term liabilities	329	2,915
Total liabilities	3,080	3,377
SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value of $0.0001; 1,251 shares issued and outstanding at June 30, 2010 and June 30, 2009, respectively	-	-
Retained earnings	773	327
Total shareholders’ equity	773	327
Total liabilities and shareholders’ equity	$3,853	$3,704

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2010	2009
RENTAL REVENUE -NET	$2,673	$2,976
TENANT REIMBURSEMENTS	681	678
TOTAL REVENUE	3,354	3,654

OPERATING COSTS	2,545	2,724
OPERATING COSTS - RELATED PARTY EXPENSES	5	16
TOTAL OPERATING COSTS	2,550	2,740
OPERATING INCOME	804	914

INTEREST EXPENSE	(64)	(104)
INTEREST INCOME	3	10
GAIN ON DISTRIBUTION OF INVESTMENTS	-	2,284
OTHER INCOME (EXPENSE)	(1)	-
INCOME BEFORE INCOME TAX PROVISION	742	3,104
INCOME TAX PROVISION	296	1,232
NET INCOME	$446	$1,872

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,251	1,251
Diluted	1,252	1,251

INCOME PER COMMON SHARE:
Basic	$0.36	$1.50
Diluted	$0.36	$1.50

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

(AMOUNTS IN THOUSANDS)

	Common Stock
	Number	Amount	Accumulated Other		Total
	Of		Comprehensive	Retained	Shareholders’
	Shares		Income	Earnings	Equity
BALANCE, JUNE 30, 2008	1,241	$-	$1,389	$1,049	$2,438
Comprehensive income:
Net income	-	-	-	1,872	1,872
Unrealized gain reclassed to income statement			(1,389)		(1,389)
Total comprehensive income					483
Property dividend	-	(54)	-	(2,594)	(2,648)
Exercise of stock options	10	65	-	-	65
Tax expense on exercise of options	-	(11)	-	-	(11)
BALANCE, JUNE 30, 2009	1,251	-	-	327	327
Comprehensive income:
Net Income	-	-	-	446	446
Total comprehensive income					446
BALANCE, JUNE 30, 2010	1,251	$-	$-	$773	$773

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(AMOUNTS IN THOUSANDS)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$446	$1,872
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Gain on distribution of investments	-	(2,284)
Depreciation and amortization expense	162	172
Deferred income tax benefit	48	310
Conversion of tenant deposits	(123)	-
Changes in assets and liabilities:
Net change in accounts receivable	-	(32)
Other receivables	2	(2)
Dividend claims receivable	2	14
Prepaid income taxes	(3)	24
Prepaid expenses and other assets	(2)	(6)
Prepaid commissions and other assets	55	62
Accounts payable	8	(77)
Dividend claims payable	(2)	(14)
Accrued payroll and related liabilities	(204)	70
Income taxes payable	-	(509)
Accrued expenses	7	(117)
Unearned rents	(20)	(70)
Tenant deposits	37	(55)
Net cash provided by (used for) operating activities	413	(642)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures	-	(186)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax (expense) benefit from exercise of stock options	-	(11)
Exercise of stock options	-	65
Net cash provided by financing activities	-	54
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	413	(774)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,830	2,604
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,243	$1,830

SONOMAWEST HOLDINGS, INC. STATEMENTS OF CASH FLOWS (CONTINUED) FOR THE YEARS ENDED JUNE 30, 2010 AND 2009 (AMOUNTS IN THOUSANDS) Supplemental Cash Flow Information
	2010	2009
Interest paid	$64	$123
Taxes paid	$250	$1,418

Noncash Operating Activities
Tenant deposits offset against accounts receivable	$123	$-

Noncash Financing Activities
Property dividend	$-	$2,648

The accompanying notes are an integral part of these statements.

SONOMAWEST HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

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

Rental Property

Rental property is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets as follows:

Buildings, improvements and machinery	5 to 45 years
Office equipment	3 to 15 years

Rental property consists of the following as of June 30:
	2010	2009
Land	$231,000	$231,000
Buildings, improvements and machinery	7,227,000	7,228,000
Office equipment	111,000	115,000
Total rental property	7,569,000	7,574,000
Accumulated depreciation and amortization	(6,663,000)	(6,506,000)
Net rental property	$906,000	$1,068,000

Improvements that extend the life of the asset are capitalized; other maintenance and repairs are expensed.  The cost of maintenance and repairs was $14,000 in 2010 and $42,000 in 2009.  During the fiscal year ended June 2009, the Company did not dispose of rental property assets. During the fiscal year ended June 30, 2010, the Company disposed of assets with a gross value of $5,000 and a net book value of $0.

Impairment of Long-Lived Assets

The Company reviews long-lived assets whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted cash flows associated with these assets.  At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets’ carrying value, the assets are adjusted to their fair values. As of June 30, 2010, the Company determined that there was no impairment of long-lived assets.

Cash and Cash Equivalents

For the purpose of the statement of cash flows and balance sheet, the Company considers any highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of FDIC insurance limits.  The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.  At June 30, 2010 and 2009, the Company held $2,080,000 and $1,660,000, respectively, in bank balances in excess of the insurance limits.

Prepaid Commissions

The Company capitalizes rental commissions paid to real estate brokers and amortizes these commissions over the term of the lease.

Earnings Per Share Calculation

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the period, including the dilutive effects of stock options and other potentially dilutive securities. Common stock equivalents result from dilutive stock options computed using the treasury stock method. The effect of dilutive options on the weighted average number of shares for the years ended June 30, 2010 and 2009 were 1,000 and zero, respectively.  The calculation of diluted earnings per share for the years ended June 30, 2010 and 2009 excluded options for 5,000 and 20,000 shares of common stock options respectively.  These options were excluded since the exercise prices per share were more than the average twelve month closing stock price.

Income Taxes

The Company records income taxes in accordance with Codification Topic 740 - Income Taxes—Other Considerations or Special Areas (“ASC 740-30”). ACS 740-30 requires the Company to compute income taxes using an asset and liability approach, which includes computing deferred taxes based upon the amount of taxes payable in future years after considering changes in tax rates and other statutory provisions that will be in effect in those years.

Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carry forwards.  A valuation allowance is provided for deferred tax assets, for which it is more likely than not that the deferred tax asset will not be recognized.

Revenue Recognition

Revenue is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels.  Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues. In accordance with Codification Topic 605 – Revenue Recognition, the Company recognizes rental revenue once the four criteria set forth below are met. During the year ended June 30, 2010, the Company determined that two tenants’ ability to pay was in doubt.  As a result, as of June 30, 2010, the Company did not recognize $210,000 of rental revenue in its financial statements for the period ended June 30, 2010 based on the inability of such amounts to meet the collectability criteria set forth below. The four criteria for revenue recognition are:

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

  Minimum Lease Income

The Company leases warehouse space that generated revenues of $2,673,000 in 2010 and $2,976,000 in 2009.  The leases have varying terms, which range from month-to-month, to leases with expiration dates through 2028.  As of June 30, 2010, excluding month to month, assuming none of the existing leases are renewed or no additional space is leased, and payment of rents in accordance with the lease terms, the following is the future minimum lease income:

Year Ending June 30
2011	$2,414,000
2012	2,009,000
2013	1,317,000
2014	787,000
2015	709,000
Thereafter	5,692,000
Total	$12,928,000

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. Given current economic conditions, a reserve for doubtful accounts was considered necessary since the Company has been receiving late payments and tenants have been defaulting on their rent payments. As of June 30, 2010 and 2009, the Company had allowances of $25,000 and $19,000, respectively, for outstanding receivables.  The Company performs a credit review process on all prospective tenants.  The extent of the credit review is dependent on the dollar value of the lease.

Concentration of Credit Risk

Vinovation, Inc. accounted for 7% and 13% of the Company’s rental revenues for the years ended June 30, 2010 and 2009, respectively. On January 24, 2006, Vinovation Inc. entered into a 39 month lease, beginning June 1, 2008, covering 52,601 square feet of warehouse space with annual Consumer Price Index (“CPI”) increases provided for in the lease. Vinovation defaulted on their lease in December 2009. The Company filed suit in Superior Court of the State of California for the County of Sonoma against the tenant and this litigation is on going.  The tenant vacated the rented space on June 30, 2010, and to date has not paid the past due rent and fees.  Effective January 1, 2010, the Company determined collectability of the contractual due rent was not probable and has ceased revenue recognition.  As of June 30, 2010, 68% of the space formerly leased to Vinovation has been re-leased, leaving 18,303 square feet available for rent. Vinovation’s current monthly rent liability under their contract of $13,900 represents 5.8% of the Company’s total monthly rental income and includes 18,303 square feet of covered roof space.  As of June 30, 2010, Vinovation had an outstanding receivable balance of $7,000 for past due utility reimbursements. As of June 30, 2010, the total amount owed by Vinovation for past due rent, utilities and fees was $280,000.

Sonoma Wine Company accounted for 14% and 13% of the Company’s rental revenues for the years ended June 30, 2010 and 2009, respectively. As of September 1, 2007, Sonoma Wine Company entered into a five-year lease covering 54,244 square feet of warehouse space, with annual CPI and Excess Operating Expense (“EOE”) increases provided for in the lease.    The loss of the Sonoma Wine Company when their lease expires August 31, 2012, if not renewed or replaced, would have a material adverse effect on our operating results and cash flows.  At June 30, 2010 and 2009, all rental amounts owed by Sonoma Wine Company were payable within the normal billing cycle and were not past due.

Greg & Greg, Inc. Winery accounted for 14% and 12% of the Company’s rental revenues for the years ended June 30, 2010 and 2009, respectively. On June 8, 2008, Greg & Greg, Inc. Winery entered into a 5 year lease covering 37,951 square feet of warehouse space and 7,361 of outside space with annual CPI and EOE increases provided for in the lease.  The loss of Greg & Greg, Inc. Winery when their lease expires on August 15, 2013, if not renewed or replaced, would have a material adverse effect on our operating results and cash flows.  At June 30, 2010 and 2009, all rental amounts owed by Greg & Greg, Inc. Winery were payable within the normal billing cycle and were not past due.

Redwood Hill Farm and Creamery, Inc. accounted for 13% and 9% of the Company’s rental revenues for the years ended June 30, 2010 and 2009, respectively. On April 15, 2010, Redwood Hill Farm and Creamery, Inc entered into an additional 15 year lease covering 45,979 square feet of warehouse space, 3,926 of outside space with annual CPI and EOE increases provided for in the lease, in addition to a solar project.  The loss of Redwood Hill Farm and Creamery, Inc when their lease expires on August 12, 2028, if not renewed or replaced, would have a material adverse effect on our operating results and cash flows.  At June 30, 2010 and 2009, all rental amounts owed by Redwood Hill Farm and Creamery, Inc were payable within the normal billing cycle and were not past due.
.
The following table sets forth the Company’s major tenants whose rental payments exceed 10% of the Company’s revenues for the years ended June 30, 2010 or 2009:

Tenant	2010	2009
Vinovation, Inc	$201,000	$402,000
Sonoma Wine Company	393,000	389,000
Greg & Greg Inc. Winery	379,000	374,000
Redwood Hill Farm and Creamery, Inc	353,000	283,000
	$1,326,000	$1,448,000

During the years ended June 30, 2010 and 2009, 67% and 70%, respectively, of the Company’s revenues were associated with the wine industry.

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

Stock-Based Compensation

The Company follows the guidance of Codification Topic 718-10 (“ASC 718-10”), Stock-Based Compensation. Under ASC 718-10, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant.

The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, other accrued current liabilities and debt. The carrying values of accounts receivable, accounts payable, other accrued current liabilities approximate their fair values due to their relatively short-term maturities.  The fair value of our cash equivalents  is based on quoted market prices. The fair value of our debt approximates its carrying value, based on interest rates that are currently available to the Company based on debt with similar terms and maturities.

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

Reclassification

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

2.           NEW ACCOUNTING PRONOUNCEMENTS

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

Codification Topic 815 – Derivatives and Hedging – This topic requires an entity to recognize derivative instruments, including certain derivative instruments embedded in other contracts, as assets or liabilities and measure them at fair value.  Effective July 1, 2009, the Company adopted the disclosure requirements for our derivative instruments and hedging activities as explained below in Note 6 to the financial statements.

Codification Topic 820 – Fair Value Measurements – ASU 2010-6 improves the requirements to fair value measurements and disclosures.  This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance in the current quarter with no impact to the accompanying financial statements.

Codification Topic -Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  ASU 2010-20 is effective for interim and annual reporting periods ending after December 15, 2010.  The Company does not anticipate the adoption of ASU 2010-20 to have a material impact on results of operations, cash flows or financial position.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.    INVESTMENTS IN MARKETABLE SECURITIES

On July 15, 2008, the Company declared a dividend of 150,943 shares of MetroPCS common stock, payable pro rata to its shareholders of record of common stock as of the close of business on July 28, 2008, due and payable at the close of business on August 18, 2008.  The net unrealized gain of $1,389,000 ($2,284,000 gain less the deferred tax liability of $895,000) which resulted from increasing the value from cost to fair value for the year ended June 30, 2008 which was included on the Statement of Changes in Shareholders’ Equity was reclassed to the Statement of Income for the year ended June 30 2009. As of June 30, 2009, the Company no longer held any shares of MetroPCS.

4.           ACCRUED PAYROLL AND RELATED LIABILITIES

Accrued payroll and related liabilities consisted of the following as of June 30:
	2010	2009
Vacation accruals	$34,000	$30,000
Bonus accruals	75,000	283,000
	$109,000	$313,000

On June 2, 2010, the Compensation Committee (the “Committee”) of the Board of the Company approved compensation arrangements for Walker R. Stapleton, the Company’s Chief Executive Officer, Chief Financial Officer and President.  Effective July 1, 2010, Mr. Stapleton will be paid an annual base salary of $213,500. Based on the Committee’s Incentive Compensation Plan, the Committee did not grant Mr. Stapleton a discretionary bonus for the preceding fiscal year.

5.           DEBT

On May 21, 2008, the Company entered into a term loan arrangement to borrow the principal sum of $2.5 million (the “Loan”) from Wachovia Bank N.A. ("Wachovia").  The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 2.597% at June 30, 2010.  The Loan matures on May 1, 2011, prior to which, the Company is obligated to make monthly payments of accrued interest only.  At June 30, 2010 $2,500,000 was outstanding on the Loan.

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

The Company is currently in the process of negotiating refinancing of its Loan. The refinancing of the Loan is expected to extend the maturity date five years. There can be no assurance that the Company will be successful in obtaining refinancing of the Loan. Failure to successfully implement refinancing or otherwise address the repayment of the Loan within the current time frame permitted may have an adverse effect on the Company's business, results of operations, cash flows and financial position.

At June 30, 2010 scheduled principal payments were as follows:
2011
Note payable: term loan due May 1, 2011 interest rate equal to the LIBOR plus 2.25%, monthly payments of accrued interest only, secured by real property	$2,500,000

6.           DERIVATIVES AND HEDGING ACTIVITIES

On October 3, 2008, the Company entered into an interest rate cap agreement with Wachovia Bank to manage the interest rate risk associated with its long-term debt obligations. Under the agreement, the Company’s maximum interest rate is 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the interest rate will revert to LIBOR plus 2.25%. As of June 30, 2010, the LIBOR rate was 0.347% which created an interest rate of 2.597% on the outstanding balance of the loan.  The Company does not monitor these interest rate cap agreements for hedge effectiveness. Gains and losses associated with this interest rate cap agreement are recorded as interest expense in the Company’s Statements of Income.

7.            FAIR VALUE MEASUREMENTS

Codification Topic 820 – Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

•	Level 3: Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Fair value measurement for financial assets of June 30, 2010
Description	Level 1	Level 2	Assets at Fair Value
Cash equivalents	$1,692,000	$-	$1,692,000
Interest rate cap	-	-	-
	$1,692,000	$-	$1,692,000

Fair value measurement for financial assets of June 30, 2009
Description	Level 1	Level 2	Assets at Fair Value
Cash equivalents	$1,242,000	$-	$1,242,000
Interest rate cap	-	-	-
	$1,242,000	$-	$1,242,000

At June 30, 2010 and 2009, cash and cash equivalents were valued using Level 1 inputs and the fair value of the interest rate cap agreement was valued at zero using Level 2 inputs.  The Company had recorded a $26,000 expense to interest expense in its Statement of Income for the year ended June 30, 2009 related to the change in fair value of the interest rate cap.

8.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES:

For the years ended June 30, 2010 and 2009, the provision for income taxes consisted of the following:
	2010	2009
Current:
Federal	$176,000	$662,000
State	72,000	266,000
Deferred:
Federal	52,000	306,000
State	(4,000)	(2,000)
Provision	$296,000	$1,232,000

A reconciliation of the federal statutory rate to the effective tax rate for the years ended June 30 follows:
	2010%	2009%
Federal statutory rate	34%	34%
State taxes, less federal tax benefit	6%	6%
Effective tax rate	40%	40%

Deferred tax assets and liabilities consisted of the following at June 30,:
	2010	2009
Deferred taxes – current
Deferred tax assets:
Employee benefit accruals	$11,000	$10,000
Allowance for bad debt	10,000	8,000
Prepaid rents received	18,000	21,000
Stock compensation expense	18,000	18,000
State taxes deductible next year	24,000	95,000
Total deferred tax assets	$81,000	$152,000

Deferred tax liabilities:
Property taxes	$(34,000)	$(34,000)
Total deferred tax liabilities	(34,000)	(34,000)
Net deferred taxes – current	$47,000	$118,000

Deferred tax assets – long term:
Depreciation	$267,000	$240,000
Derivative amortization	1,000	5,000
Net deferred taxes – long term	$268,000	$245,000

9.           EMPLOYEE STOCK OPTION PLAN:

On July 31, 2002, the Company's Board of Directors approved the SonomaWest Holdings, Inc. 2002 Stock Incentive Plan (the "2002 Plan"). The 2002 Plan is designed to benefit the Company and its shareholders by providing incentive based compensation to encourage officers, directors, consultants and other key employees of the Company to attain high performance and encourage stock ownership in the Company. The maximum number of shares of common stock issuable over the term of the 2002 Plan is 150,000 shares. No participant in the 2002 Plan may be granted stock options, direct stock issuances and share right awards for more than 15,000 shares of common stock in total in any calendar year. The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of non-qualified stock options must at least be equal to 85% of the fair market value of the common stock on the date of grant. The contractual life of the options is ten years. Options issued under this plan may be fully vested and exercisable on the date of grant, or may be subject to term-based or performance-based vesting, based on the restrictions provided on the date of the grant. In May 2008, the Company’s Board of Directors approved and adopted the Second Amended and Restated 2002 Stock Incentive Plan, which was amended to effect certain changes in tax laws.  Prior to adoption of the 2002 Plan, the Company administered the 1996 Stock Option Plan (the "1996 Plan"). As amended, the 1996 Plan provided for the issuance of options to employees and non-employee consultants exercisable for an aggregate of 275,000 shares of common stock. In connection with adoption of the 2002 Plan, no future options will be granted under the 1996 Plan.

During the years ended June 30, 2010 and 2009, there were no stock options granted. The Company recorded no stock compensation expense for the years ended June 30, 2010 and 2009, as all outstanding stock options had vested on or before June 30, 2008.  During the year ended June 30, 2009, one board member exercised outstanding stock options. In conjunction with such exercise, the Company incurred additional tax expense of $11,000 included in the Statement of Changes in Shareholders’ Equity.

A summary of the status of the Company’s stock options at June 30, 2010 and 2009 are presented in the table below:
	Options	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance, June 30, 2008	31,000	$7.53
Granted	-	-
Cancelled	-	-
Exercised	(10,000)	6.50
Balance, June 30, 2009	21,000	$8.02
Exercisable, June 30, 2009	21,000	8.02	8.42	$-
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, June 30, 2010	21,000	$8.02	7.42	$-
Exercisable, June 30, 2010	21,000	$8.02	7.42	$-

All outstanding options were fully vested as of June 30, 2010 and 2009.  The total intrinsic value of the options exercised for the years ended June 30, 2010 and 2009 was zero.

                Options outstanding, exercisable, and vested by price range at June 30, 2010, are as follows:

	Options outstanding			Options exercisable
		Weighted
		Average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number of	contractual	exercise	Number of	exercise
prices	Shares	life (years)	price	shares	price
$5.00-7.00	16,000	7.90	$6.10	16,000	$6.10
$ Over 10.00	5,000	6.46	13.05	5,000	13.05
Total	21,000	7.42	$8.02	21,000	$8.02

10.           LITIGATION

From time to time, the Company is a party to lawsuits and claims arising out of the normal course of business.  As of June 30, 2010, the Company was not a party to any material legal proceedings.

11.           RELATED-PARTY TRANSACTIONS:

On July 26, 2010, following approval by action by unanimous written consent of the board of directors of the Company, with David J. Bugatto (a current board member) not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company, replacing the prior agreement, on terms substantially similar to those in the prior agreement. The 2010 agreement became effective July 1, 2010, immediately after expiration of the term of the existing agreement. Under the 2010 agreement, Bugatto Investment Company agreed to provide real estate consulting services, as reasonably requested by the Company, for a one-year term, at the hourly rate of $250, which is consistent with the prior agreement.

During fiscal 2010 and 2009, the Company incurred $5,000 and $16,000 respectively, for real estate consulting services provided by Bugatto Investment Company.  These expenses are included in Operating Costs - Related Party.  As of June 30, 2010, the Company had a payable to Bugatto Investment Company of less than $1,000.

12.           COMMITMENT AND CONTINGENCIES

From time to time the Company enters into lease agreements with tenants that contain commitments to reimburse the tenants for improvements to the buildings which are recorded as rental concessions.  As of June 30, 2010, the Company had no commitments for tenant improvement reimbursements.

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company has analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of June 30, 2010, $281,000 has been paid to shareholders who have made substantiated claims and $33,000 has been accrued as dividend claims payable.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims, therefore as of June 30, 2010, $33,000 has been accrued as divided claims receivable.

The Company recently renewed its existing wastewater permit for its North property, which expires in 2015. The permit allows for discharge of wastewater into the adjoining creek.  The permit is issued by the State of California and has many requirements that the Company has to comply with, one being a Surface Receiving Water Study, which assesses the possible impact of discharge of processed wastewater into the adjoining creek.  The Company has decided to proceed with a Phase I Creek Study during fiscal year 2011, estimated to cost $25,000. Future total estimated costs for the additional studies to fully comply with the requirements is $100,000. The completion date of the assessments required by the State of California is October 1, 2014.

13.           SUBSEQUENT EVENTS

On August 10, 2010 the Company entered into a payment arrangement with a former tenant for $2,000 a month until the earlier of either a) 26 months or b) the property has been re-leased.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in our accountants and there have no disagreements with regard to accounting and financial disclosure.

Item 9A.  Controls and Procedures

Attached as exhibits to this report are certifications of our CEO/CFO required pursuant to Rule 13a-14 under the Exchange Act. This section includes information concerning the controls and procedures evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
Rule 13a-15(e) under the Exchange Act) as of June 30, 2010. This evaluation was conducted under the supervision and with the participation of management, including our CEO/CFO. Based on this evaluation, our CEO/CFO have concluded that, subject to the limitations noted in this section, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC. We also concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO/CFO, we assessed our internal control over financial reporting as of June 30, 2010, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2010.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to regulations adopted by the Securities and Exchange Commission, which amends Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) by exempting smaller issuers from the requirements of SOX 404(b), which requires each issuer to obtain an auditor's attestation report on the Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2010.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2010.

Item 14.  Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year ended June 30, 2010.

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

Schedule II. *    Valuation and Qualifying Accounts

Schedule III.*   Real Estate and Accumulated Depreciation

*Schedules included after signature page.

(3)           Index to Exhibits
Exhibit No.	Description
3.1(1)	Certificate of Incorporation
3.2(2)	Bylaws
10.1(3)	1996 Stock Option Plan, as amended
10.2(4)	SonomaWest Holdings, Inc. Second Amended and Restated 2002 Stock Incentive Plan
10.3(5)	Form of Indemnification Agreement between the Company and its directors and officers
10.6(6)	Consulting Agreement effective as of July 1, 2009 between SonomaWest Holdings, Inc. and Bugatto Investment Company
10.7+	Consulting Agreement effective as of July 1, 2010 between SonomaWest Holdings, Inc. and Bugatto Investment Company
10.8(7)	Promissory Note, dated May 21, 2008, made by SonomaWest Holdings, Inc. in favor of Wachovia Bank N.A.
10.9(7)	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 21, 2008, made by SonomaWest Holdings, Inc. in favor of Wachovia Bank N.A.

Exhibit No.	Description
10.10(7)	Environmental Indemnity Agreement, dated as of May 21, 2008, between SonomaWest Holdings, Inc. and Wachovia Bank N.A.
11.1*	Computation of Per Share Earnings
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Chief Executive

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(3)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(4)	Incorporated by reference to Exhibit 10.5 to the exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed on September 29, 2008.

(5)	Incorporated by reference to Exhibit 10.10 to the registrant’s Report on Form 8-K filed May 16, 2006.

(6)	Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on September 28, 2009.

(7)	Incorporated by reference to Exhibits 10.1-10.3 to the registrant’s Current Report on Form 8-K filed on May 28, 2008.

+ Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:           September 28, 2010                                                      SONOMAWEST HOLDINGS, INC.

By:      /s/ Walker R Stapleton
Walker R. Stapleton, President, Chief
Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Walker R. Stapleton Walker R. Stapleton	President, Chief Executive Officer and Chief Financial Officer, Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 28, 2010
/s/ David J. Bugatto David J. Bugatto	Director	September 28, 2010
/s/ David Janke David Janke	Director	September 28, 2010
/s/ Robert Davies Robert Davies	Director	September 28, 2010

SCHEDULE II.

SonomaWest Holdings, Inc.
Valuation and Qualifying Accounts
(AMOUNTS IN THOUSANDS)

		Additions
Year	Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
2010	Valuation allowance for uncollectible accounts	$19	$57	$-	$51	$25

2009	Valuation allowance for uncollectible accounts	$-	$19	$-	$-	$19

SCHEDULE III
SonomaWest Holdings, Inc.
REAL ESTATE AND ACCUMULATED DEPRECIATION
June 30, 2010
(DOLLARS IN THOUSANDS)
Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H	Column I
				Costs
				Subsequently	Gross Amount at which Carried
		Initial Cost to Company		Capitalized	at Close of Year (Note 3)
			Buildings,			Buildings,					Life on which
			Machinery And			Machinery And	Total	Accumulated	Year of	Year	Depreciation
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	(Note 1)	Depreciation (Note 2)	Construction	Acquired	is Computed
1365 Gravenstein Hwy. So., Sebastopol, CA	$-	$72	$308	$1,024	$72	$1,333	$1,404	$1,185	N/A	1964	5-40
2064 Gravenstein Hwy. No., Sebastopol, CA	2,500,000	159	2,312	3,583	159	5,894	6,054	5,373	N/A	1983	5-20
	$2,500,000	$231	$2,620	$4,607	$231	$7,227	$7,458	$6,558
Note 1. The changes in the total cost of land, buildings, and improvements for the two years ended June 30, are as follows:
	2010	2009
Balance at beginning of year	$7, 459	$7, 244
Additions	-	215
Cost of disposed property	(1)	-
Balance at end of year	$7,458	$7,459
Note 2. The changes in accumulated depreciation for the two years ended June 30, are as follows:
	2010	2009
Balance at beginning of year	$6,401	$6,236
Depreciation expense	158	165
Relief of accumulated balances related to disposed property	-	-
Balance at end of year	$6,558	$6,401
Note 3: The gross amount at which Column E was held for Federal income tax purposes was the same as book.

EXHIBIT INDEX

Exhibit No.	Document Description
3.1(1)	Certificate of Incorporation
3.2(2)	Bylaws
10.1(3)	1996 Stock Option Plan, as amended
10.2(4)	SonomaWest Holdings, Inc. Second Amended and Restated 2002 Stock Incentive Plan
10.3(5)	Form of Indemnification Agreement between the Company and its directors and officers
10.6(6)	Consulting Agreement effective as of July 1, 2009 between SonomaWest Holdings, Inc. and Bugatto Investment Company
10.7+	Consulting Agreement effective as of July 1, 2010 between SonomaWest Holdings, Inc. and Bugatto Investment Company
10.8(7)	Promissory Note, dated May 21, 2008, made by SonomaWest Holdings, Inc. in favor of Wachovia Bank N.A.
10.9(7)	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 21, 2008, made by SonomaWest Holdings, Inc. in favor of Wachovia Bank N.A.
10.10(7)	Environmental Indemnity Agreement, dated as of May 21, 2008, between SonomaWest Holdings, Inc. and Wachovia Bank N.A.
11.1*	Computation of Per Share Earnings
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(2)	Incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(3)	Incorporated by reference to Exhibit 3.2 to the exhibits to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, filed on February 14, 2005.

(4)	Incorporated by reference to Exhibit 10.5 to the exhibits to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed on September 29, 2008.

(5)	Incorporated by reference to Exhibit 10.10 to the registrant’s Report on Form 8-K filed May 16, 2006.

(6)	Incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed on September 28, 2009.

(7)	Incorporated by reference to Exhibits 10.1-10.3 to the registrant’s Current Report on Form 8-K filed on May 28, 2008.

+ Filed herewith.

*  Furnished herewith.