Form 10-K/A
period 2010-06-30
SONOMAWEST HOLDINGS INC
filed 2010-10-21
CIK 102588

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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
                                                           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See definition of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                       Accelerated filer  ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                           ☐      Yes        ☒ No

The aggregate market value of common stock held by non-affiliates based on the closing price of the registrant’s common stock as reported in the “pink sheets” published by The Pink Sheets LLC on December 31, 2009 was: $3,988,926.  For the purposes of the foregoing calculations, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates is not necessarily conclusive for this or any other purpose.

As of October 20, 2010, there were 1,251,367 shares of common stock outstanding, par value $0.0001 per share, which is the only class of shares publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SONOMAWEST HOLDINGS, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2010

EXPLANATORY NOTE

SonomaWest Holdings, Inc. (“the Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2010 (the “Original Filing”). The Company is filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2010. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the principal executive officer and principal financial officer of the Company are attached hereto.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to September 28, 2010. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to SonomaWest Holdings, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Amendment No. 1 on Form 10-K/A to our previously filed Annual Report on Form 10-K, to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company.  The statements contained in this report that are not historical facts are “forward-looking statements”, which can be identified by the use of forward-looking terminology such as “estimated,” “projects,” “anticipated,” “assumes,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements included in this report relate to, among other things, the competitiveness of our rental rates in Sonoma County, expected future vacancy rates, the value of the rezoning of the North property to the Company, expenses and cash flows in 2010, the nature, amounts of future capital expenditures and cash flows, our compliance with material environmental regulations, the adequacy of our insurance coverage, our operating and capital budget, price and volume fluctuations in our common stock, our future debt levels and liquidity and future compliance with covenants under our revolving credit facility.

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, although actual results may differ materially from those described in any such forward looking statements.  All written and oral forward-looking statements made in connection with this report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the disclosures contained under the “Risk Factors” heading in our Annual Report on Form 10-K and other cautionary statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere therein. There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished. Except as required by law, we undertake no obligation to update any forward-looking statement. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced above, and such things as:

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table and the notes thereto set forth the names, ages and titles of each member of the Board of Directors of the Company:

Name	Age	Positions and Office

Walker R. Stapleton	36	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company, Director Since 2005
David J. Bugatto (2)	46	Director Since 2001
Robert W.C. Davies (1)(2)	36	Director Since 2007
David A. Janke (1)(2)	37	Director Since 2007

(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

Walker R. Stapleton, 36; Director, President, Chief Executive Officer and Chief Financial Officer.  Mr. Stapleton was appointed President and Chief Executive Officer on June 16, 2005 and became Chief Financial Officer in October 2005.  In addition, Mr. Stapleton currently manages a number of land and retail real estate investments in Colorado. From 2004 to 2005, Mr. Stapleton served as Director of Real Estate Acquisitions for Lamar Companies, a private real estate investment firm.  From 2001 to 2003, he attended the Harvard Business School.  From 1999 to 2001, Mr. Stapleton served as Director of Business Development for Live 365.com, a streaming media company on the internet. Mr. Stapleton gained transactional experience relating to public and private company financing during his employment at Hambrecht & Quist as an Investment Banker in the group’s technology banking division from 1997 to 1999.  Mr. Stapleton was a founding principal of Convergence Capital Partners, a private real estate opportunity fund, which made investments in Eastern Europe.  Mr. Stapleton is a graduate of Williams College, and holds a Graduate Degree in Business Economics from The London School of Economics and Political Science.  Mr. Stapleton holds a Masters in Business Administration from the Harvard Business School. In determining Mr. Stapleton’s qualifications to serve on our Board of Directors, the Board of Directors has considered, among other things, his extensive experience and expertise in finance and in the real estate industry, as well as his family’s long term involvement in the management of the Company.

David J. Bugatto, 46; Director.  Mr. Bugatto has been President and Chief Executive Officer of Alleghany Properties, LLC (“APLLC”), which is a subsidiary of Alleghany Corporation, a publicly traded corporation on the New York Stock Exchange since 2000.  Mr. Bugatto also serves as a director of APLLC.  Prior to joining Alleghany Properties, Mr. Bugatto was Vice President of the real estate investment division of Sacramento Savings Bank.  Mr. Bugatto has been directly involved with the development and management of various types of real estate for over 20 years.  He is an active member of the Urban Land Institute.  He is a graduate of California State University, Sacramento, with a B.S. degree in Business.  In determining Mr. Bugatto’s qualifications to serve on our Board of Directors, the Board of Directors has considered, among other things, his extensive experience and expertise in the real estate industry, in particular in the Northern California region.

Robert W.C. Davies, 36; Director.  Mr. Davies is Managing Partner and Founder of Highmont Investments, LLC, a real estate advisory and investment firm. From 2006 to 2008, Mr. Davies was a Vice President at ING Clarion Partners, where he focused on real estate investments in the Western U.S. Prior to joining ING Clarion Partners, Mr. Davies worked for Discovery Land Company, an owner and developer of high end private golf clubs and residential communities, where he focused on acquisition and finance activities from 2003 to 2006. From 2001 to 2003, he attended the Stanford Graduate School of Business. From 1999 to 2001, Mr. Davies served as Corporate Development Manager for HearMe, a Voice over IP technology company. From 1996 to 1999, Mr. Davies was an investment banker for ING Barings Furman Selz. Mr. Davies is a graduate of Duke University. He holds a Masters in Business Administration from the Stanford Graduate School of Business. In determining Mr. Davies’ qualifications to serve on our Board of Directors, the Board of Directors has considered, among other things, his extensive experience and expertise in investment banking and in the real estate advisory industry.

David A. Janke, 37; Director. Since 2007, Mr. Janke has been the Managing Partner and Co-Founder of BlackSwan Partners, LP, an investment management firm focused on private equity and real estate opportunities.  From 2003 to 2006, Mr. Janke was a Vice President at Starwood Capital Group, a global real estate private equity fund.  From 2001 to 2003, he attended Harvard Business School.  From 2000 to 2001, Mr. Janke was Director of Finance and Strategic Planning for Tyco International.  From 1998 to 2000, Mr. Janke was an investment professional at Soros Fund Management focusing on private equity opportunities.  From 1996 to 1998, he was an investment banker with Alex, Brown & Sons in the Restructuring Group.  Mr. Janke is a graduate of Middlebury College and holds a Masters in Business Administration from Harvard Business School.  He is also a director of BlueFly, Inc, a publically traded company on NASDAQ, and Ali Wing, Inc., d/b/a giggle inc., a private company. In determining Mr. Janke’s qualifications to serve on our Board of Directors, the Board of Directors has considered, among other things, his extensive experience and expertise in finance and as well as investment banking.

Executive Officers
The following table sets forth the name and age of each of our executive officers, indicating all positions and offices presently held with the Company:

Name	Age	Positions and Office

Walker R. Stapleton	36	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company

Mr. Stapleton is currently the only executive officer of the Company and his biographical information is set forth above under “Directors”.

The Company Board of Directors and Committees

Director Independence and Board Committees

In general, an “independent director” is a person other than an officer or employee of the Company or any other individual who has a relationship, which, in the opinion of the Company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  The Company’s Board of Directors has determined that, other than Mr. Stapleton, each member of the Board is independent under the New York Stock Exchange’s listing standards.

The Company’s Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. The committees are composed of independent directors in accordance with the independence tests set forth under the New York Stock Exchange’s listing standards.

Audit Committee and Financial Expert

The current members and co-chairs of the Audit Committee are Messrs. Davies and Janke.  The Board has determined that each of Messrs. Davies and Janke are “audit committee financial experts” as defined in the applicable regulations of the Securities and Exchange Commission (the “SEC”).  The Board has also determined that each of the members of the Audit Committee is independent as defined in the New York Stock Exchange’s listing standards. The Audit Committee operates pursuant to a written charter, which was attached as Appendix A to the Company’s Proxy Statement filed with the SEC on October 26, 2009.

Subject to its charter, the Audit Committee’s function is to provide assistance to the Board in its oversight of the integrity of the Company’s financial statements; compliance with legal and regulatory requirements; reviewing and maintaining the independent auditors’ qualifications and independence; reviewing and approving any transaction involving the Company and a related party; the performance of the Company’s internal audit function and communications with the independent auditors.  The committee meets periodically with management and the Company’s independent auditors.  The Audit Committee is solely responsible for the appointment, compensation and oversight of the independent auditors and, if deemed necessary, the termination of the independent auditors.

Under its pre–approval policies with respect to the Company’s independent auditors, the Audit Committee pre–approves all audit and permitted audit–related and non–audit services provided to the Company by its independent auditors prior to the engagement of the firm for such services. The Audit Committee pre–approved all audit and non–audit services provided by Macias Gini & O’Connell LLP during fiscal year 2010.

Family Relationships

There are no family relationship among any of the Company’s directors and executive officers.

Compensation Committee

The current members of the Compensation Committee are Messrs. Bugatto, Davies and Janke.  The Board has determined that each of members of the Compensation Committee is independent as defined in the New York Stock Exchange’s listing standards. The Compensation Committee operates pursuant to a written charter, which was attached as Appendix B to the Company’s Proxy Statement filed with the SEC on October 26, 2009.

The functions of the Compensation Committee are to develop and recommend to the full Board compensation arrangements, including bonuses and stock options for directors, executive officers and other key employees, and fee arrangements for outsourced functions; advise the Board on policy matters concerning officer compensation and administration of the Company’s stock option plans; administer the Company’s stock option plans; establish and review general policies relating to the compensation and benefits of the Company’s employees; and perform such other functions regarding compensation as the Board may delegate.  From time to time, the Compensation Committee engages independent outside compensation consultants to advise the Compensation Committee on executive compensation matters.

Nominations for Director

The Company does not have a standing nominating committee or related charter, due in part to the small size of its Board.  The Board as a whole is responsible for evaluating and recommending individuals for election to the Board, including those recommendations submitted by stockholders.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, and a Code of Ethics for our Chief Executive Officer and senior financial officers (the “Codes”).  Copies of these codes of ethics were attached to the Company’s Annual Report for the fiscal year ended June 30, 2004.  The Company will provide any person, without charge, a copy of the Codes.  Requests for a copy of the Codes may be made by writing to the Company at SonomaWest Holdings, Inc., 2064 Highway 116 North, Sebastopol, CA 95472, Attention: President.  Any amendments of/and waivers granted under the Codes will be disseminated via Current Reports filed on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater than ten–percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on the oral representations of the Company’s directors and executive officers and a review of copies of Forms 3, 4 and 5 that were filed with the Securities and Exchange Commission, the Company believes that all filing requirements pursuant to Section 16(a) were complied with for the fiscal year ended June 30, 2010 and no person who at any time during 2010 was a director, officer or beneficial owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis, as disclosed on the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

Compensation Committee Interlocks and Insider Participation

Messrs. Bugatto, Davies and Janke served as members of the Compensation Committee during the last fiscal year.  The Company is not aware of any interlocks or insider participation required to be disclosed under applicable rules of the Securities and Exchange Commission.  No members of the Compensation Committee were employees of the Company during the fiscal year ended June 30, 2010.  As described in the Section below entitled “Transactions with Related Persons,” during fiscal year 2010, David J. Bugatto, a director, received consulting fees from the Company pursuant to a consulting agreement.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation paid to our named executive officer for the fiscal year ended June 30, 2010 is shown in the Summary Compensation Table that follows this discussion.  The Company’s executive compensation program is administered by the Compensation Committee of the Board of Directors (the “Committee”), which is currently comprised of Messrs. Bugatto, Davies and Janke.  The following discussion and analysis by the Company, which has also been reviewed and approved by the Committee, analyzes the objectives and elements of our executive compensation policies and procedures for 2010. The discussion below serves to assist stockholders in understanding the Committee’s objectives and procedures in establishing the compensation of the Company’s executive officers.  The Compensation Committee, made up of non–employee directors, makes recommendations to the Board concerning compensation for executive officers and employees of the Company.

Overall Program Objectives

Our executive compensation program is based on a general philosophy that the total compensation package should be competitive with comparable companies with whom the Company competes for talent in order to attract and retain outstanding executives.  The Committee’s general philosophy in compensating executive officers, including the Chief Executive Officer, is to relate compensation to corporate and individual performance.  The Committee generally uses two types of compensation to achieve its overall compensation objectives; annual compensation (including bonuses) and long–term compensation.  Annual compensation is comprised of base salary and variable bonus compensation, while long–term compensation is generally comprised of stock options.

Elements of Executive Officer Compensation

In setting the amounts of each component of an executive officer’s compensation and considering their overall compensation package, the Committee considers the following factors:

Annual Compensation.   The Committee recognizes the importance of maintaining base salary compensation levels that are competitive with the companies with which the Company competes for talent.  Base salary for executives is generally targeted in reference to companies in similar businesses with similar characteristics, such as revenue and market capitalization.  During fiscal years 2006 and 2007, the Company retained a third party compensation consultant to provide recommendations to determine the Chief Executive Officer’s (“CEO”) base salary, and recommended various peer company review metrics.  The Committee continues to apply these review mechanisms in reviewing the National Association of Industrial and Office Properties annual compensation survey (“NAIOP Report”), which analyzes companies of similar asset size and business type. The Committee compares itself to the “Average” threshold set forth in the NAIOP Report for compensation by position for Chief Executive Officers. The “average” threshold is representative of the mathematical average of the data reported in the NAIOP Report.  The compensation ultimately provided to the Chief Executive Officer was at the low end of the “average” targeted range in the NAIOP Report, and was not outside the ranges set forth in the peer company data. The Company currently intends to follow a similar compensation analysis for base salary decisions in future years.

Variable Annual Bonus Compensation.  In addition to earning a base salary, the CEO is eligible to receive additional cash compensation through variable bonuses.  Payouts of bonuses have been made following the end of the fiscal year, are based upon the Committee’s review and analysis of the target goals.  The Committee proposed to the board, and the board adopted, three weighted measures to evaluate the CEO’s performance relative to receiving variable compensation.  The CEO was informed of the weighted measurements in advance of the start of the fiscal year.  The three measurements and their weightings were as follows:  Increase Market Cap (18.8%); Growth in Rental Revenue (40.6%) and growth in Real Estate NOI (40.6%). Each of these goals were given a measurement for meeting the minimum threshold, the target or for exceptional results.  If the CEO delivered the “minimum” threshold result, he realized 70% of the goal achievement score in this category, if he achieved the “target” threshold, he realized 100% of the goal achievement score, and finally, if he achieved the “exceptional” threshold, he realized 130% of the goal achievement score. The sum of the goal achievement score is then multiplied by 75%.  The multiplier of 75% represents the ability to earn 75% of annual salary in variable compensation if the target goals were achieved in all categories. Comparing the CEO’s scoring results to each of these performance factors, the CEO can achieve variable compensation between 0% and 97.5% of his annual salary.  This is a nondiscretionary approach to providing variable compensation and the Committee does not deviate from this mathematical formula. Thus, there is no use of discretion by the Committee to increase or decrease the variable cash compensation when performance goals are unmet.  During the 2010 fiscal year, the CEO did not receive a bonus due to the economic downturn affecting results vis-à-vis the target metrics.

A tabular representation of the fiscal year 2010 performance factors is as follows:

Goal (A)	Measures (B)	Weighting Factor (C)	Actual (D)	Representing % Of Goal Achievement (E)	Score (F)
	Threshold: 6%			70%
Increase Market Cap	Target: 8%	18.8%	-6.9%	100%	0.0
	Exceptional: 12%			130%
	Threshold: 4%			70%
Growth in Rental Revenue	Target: 6%	40.6%	-10.1%	100%	0.0
	Exceptional: 8%			130%
	Threshold: 8%			70%
Growth in NOI on Real Estate	Target: 12%	40.6%	-19.6%	100%	0.0
	Exceptional: 16%			130%
		100%	Total Goal Achievement Score		0.0
			% of Annual Salary at Target		0.0%
			Variable Comp. as % of Salary		0.0%

The Committee intends to re-evaluate the performance goals and weighting factors each year. The Company also intends to continue to apply a similar mathematical approach for variable compensation decisions going forward.

Long–Term Compensation.  Equity compensation, which the Committee considers to be long–term compensation, is an important component of the Company’s efforts to attract and retain qualified officers and employees.  The Committee believes that properly structured equity compensation aligns the long–term interests of stockholders and employees by creating a direct link between employee compensation and stock appreciation as stock options are only valuable to the employee if the value of the common stock increases after the date of grant.  Stock option grants are usually determined by taking into account the employee’s performance and responsibility level, a comparison with awards to individuals in similar positions in the industry, each person’s current level of equity participation, the dilutive impact of the potential grant and the Company’s operating performance.  However, the Committee does not strictly adhere to these factors in all cases and may vary grants made to each executive officer as the particular circumstances warrant.  Exercise prices for option are set at the closing price of the Company’s common stock on the date of grant.

Individual Performance.  The Committee considers the individual responsibilities and performance of each Named Executive Officer.  In the case of the Chief Executive Officer, the Committee alone judges his job performance.

Compensation of the Chief Executive Officer

Walker Stapleton became chief executive officer of the Company in June 2005, and has served as the Company’s Chief Executive Officer since that time.  In addition, in October 2005, Mr. Stapleton also began serving as the Company’s Chief Financial Officer.  As approved by the Compensation Committee, on June 2, 2010, Mr. Stapleton will be paid an annual base salary of $213,500 for the upcoming fiscal year.

Executive Employment Agreements

There is no written Employment Agreement with the Company’s Chief Executive Officer and Chief Financial Officer, Walker R. Stapleton.    Mr. Stapleton has been employed by the Company since June 16, 2005. As determined annually by the Committee, Mr. Stapleton receives a base salary, adjusted at the beginning of each fiscal year, and dependent upon certain factors, an incentive bonus. Mr. Stapleton's eligibility to receive such incentive bonus payments is conditioned upon his continued employment and based upon the Compensation Committee’s review and analysis of the factors described above in the “Compensation Discussion and Analysis Compensation” section, both at the time the Committee considers the grant of incentive bonus payments and at the time such incentive bonus payments are paid.  Mr. Stapleton is also entitled to health insurance benefits, reimbursement of office related expenses and certain travel expenses. The Committee undertakes option grant considerations annually.

Perquisites and Other Personal Benefits

The Company does not provide its Named Executive Officer with any material perquisites or other personal benefits.

Retirement Plans

The Company does not provide its Named Executive Officer with pension benefits, deferred compensation or other similar plans.

Health and Insurance Benefits

The Company provides health or insurance benefits to its executive officer that are the same as those generally offered to salaried employees.  The executive officer is eligible to participate in Company-sponsored benefit programs on the same general terms and conditions as those made available to salaried employees.

SUMMARY COMPENSATION

The Summary Compensation Table shows certain compensation information for the Chief Executive Officer (the “Named Executive Officer”).  Compensation data is shown for the fiscal year ended June 30, 2010.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non–Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen– sation		Total
Walker R Stapleton Chief Executive	2010	$210,000	$-	$-	$-	$-	$-	$35,114	(a)	$245,114
Officer, Chief Financial Officer	2009	$210,000	$185,555	$-	$-	$-	$-	$35,510	(b)	$431,065

(a)
Amounts shown include reimbursements for business expenses related to travel ($10,721), Colorado office rent and related expenses ($15,872) and health benefits ($8,521), with respect to the year 2010 shown above.

(b)
Amounts shown include reimbursements for business expenses related to travel ($12,070), Colorado office rent and related expenses ($15,880) and health benefits ($7,560), with respect to the year 2009 shown above.

 Equity Compensation Plan Information

The following table summarizes share and exercise information about our equity compensation plans as of June 30, 2010.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Walker R. Stapleton	-	-	-	-	-	-	-	-	-

 Summary of Equity Compensation Plans

2002 Stock Incentive Plan.  The Company’s 2002 Stock Incentive Plan (“2002 Plan”) provides for the granting to officers, employees, directors and consultants of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options and stock appreciation rights.  The Company may also issue stock directly to participants under the 2002 Plan.  The 2002 Plan was approved by the Board of Directors in July 2002 and by the stockholders in October 2002.  The 2002 Plan serves as the successor program to the Company’s 1996 Stock Option Plan and was adopted with the intention of reducing the number of shares reserved for stock option grants to a number which better matches the capitalization of the Company.  A total of 150,000 shares of common stock have been reserved for grant pursuant to the 2002 Plan.  As of September 30, 2010, 31,900 shares of common stock were available for issuance under the 2002 Plan and options to purchase 21,000 shares were outstanding. In May 2008, the Company’s Board of Directors approved and adopted the Second Amended and Restated 2002 Stock Incentive Plan, which was amended to effect certain changes in tax laws.

The Company periodically grants to its officers, employees, Board members and consultants stock options under the 2002 Plan in order to provide additional incentive for such persons.  The Board believes that such incentives benefit the Company and its stockholders by providing incentive–based compensation that will encourage officers, directors, consultants and other key employees to attain high performance and encourage stock ownership in the Company.  No participant in the 2002 Plan may be granted stock options, direct stock issuances and share right awards for more than 15,000 shares of common stock in total in any calendar year.  The exercise price of all incentive stock options granted under the 2002 Plan must be at least equal to the fair market value of the common stock on the date of grant.  The exercise price of nonstatutory stock options must at least be equal to 85% of the fair market value of the common stock on the date of grant.

1996 Stock Option Plan. The Company’s 1996 Stock Option Plan, (the “1996 Plan”) was approved by the stockholders at the 1996 annual meeting.  An amendment to the 1996 Plan increasing the number of shares available for issuance under the 1996 Plan to 275,000 was approved by the stockholders at the 1999 annual meeting.  As of September 30, 2010, options to purchase 268,574 shares had been issued under the 1996 Plan, while no options to purchase remained outstanding.  No further options have been or will be granted under the 1996 Plan since the adoption of the 2002 Plan.  All new option grants are being made under the 2002 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information regarding shares of our common stock issuable upon the exercise of options granted under our compensation plans as of June 30, 2010.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	21,000	$ 8.02	31,900(1)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	21,000	$ 8.02	31,900

(1) Awards under the Second Amended and Restated 2002 Stock Incentive Plan may be made in the form of options, restricted stock or stock appreciation rights.

Potential Payments Upon Termination or Change in Control

The Company has no agreements with its Named Executive Officer or with any other person that would require the Company to make any payments or provide any other consideration in the event of a transaction or other event resulting in a change in control of the Company.

Compensation of Directors

During fiscal year 2010, the directors of the Company received the following compensation for service as a director: $4,000 per quarter, plus reimbursement for reasonable out–of–pocket expenses incurred in connection with attendance at meetings; $2,000 for each Board and shareholder meeting attended; $1,500 per quarter for service on the Audit Committee or the Compensation Committee, and $1,500 per meeting for service on special or other committees authorized by the Board.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non–Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
David J. Bugatto	$32,000	$–	$-	$–	$–	$4,975	(1)	$36,975
Robert W.C. Davies	$38,000	$–	$-	$–	$–	$–		$38,000
David A. Janke	$38,000	$–	$-	$–	$–	$–		$38,000

(1)
On July 1, 2010, the Company entered into a consulting agreement with Bugatto Investment Company, pursuant to which Mr. Bugatto was compensated $4,975 during fiscal year 2010, as further described under “Transactions with Related Persons.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee is currently comprised of David J. Bugatto, Robert W. C. Davies and David A. Janke.  The Compensation Committee is responsible for establishing and administering the compensation philosophy, policies, and plans for our non–employee directors and executive officers.

The Compensation Committee hereby reports as follows:

1.           The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management; and

2.           Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Submitted by the Compensation Committee:

David J. Bugatto
Robert W. C. Davies
David A. Janke

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table, based in part upon information supplied by officers, directors and principal stockholders, sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of October 20, 2010, by (i) each person known to the Company to be a beneficial owner of more than 5% of the Company’s common stock, (ii) the Named Executive Officer (see “Executive Compensation – Summary Compensation Table”), (iii) each director of the Company, and (iv) all directors and executive officers of the Company as a group.  Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.  Voting power is the power to vote or direct the voting of securities, and investment power is the power to dispose of or direct the disposition of securities.

Security Ownership of Certain Beneficial Owners:
	Amount and Nature of Beneficial Ownership (a)	Percent of Class
Craig R. Stapleton	618,752(b)	49.4%
135 E. Putnam Avenue
Greenwich, CT 06830
Dorothy W. Stapleton	112,958 (c)	9.0%
135 E. Putnam Avenue
Greenwich, CT 06830
Wendy S. Reyes	98,298(d)	7.9%
135 E. Putnam Avenue
Greenwich, CT 06830
Leeward Capital. L.P.	93,571(e)	7.5%
1395 San Carlos Avenue, Suite B
San Carlos, CA 94010
Walker R. Stapleton	127,410(f)	10.2%
2064 Highway 116 North
Sebastopol, CA 95472
David J. Bugatto	5,000(g)	*
2064 Highway 116 North
Sebastopol, CA 95472
Robert W.C. Davies	5,000(h)	*
2064 Highway 116 North
Sebastopol, CA 95472
David A. Janke	10,000(i)	*
2064 Highway 116 North
Sebastopol, CA 95472
All directors and executive officers as a group	147,410	11.6%

* The percentage of shares beneficially owned is less than 1%.
(a)
Security ownership information for beneficial owners is taken from statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(g) and 16(a) and information made known to the Company. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of the table are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 1,251,367 shares of common stock outstanding as of the date of the table.

(b)
Includes 263,687 shares owned directly by Mr. Stapleton, over which he has sole voting and dispositive power, and 355,065 shares held by other persons in a joint filing group with whom Mr. Stapleton shares voting and dispositive power.

(c)	The shares held beneficially by Mrs. Stapleton have shared voting and dispositive power with Mr. Craig Stapleton.
(d)	The shares held beneficially by Mrs. Reyes have shared voting and dispositive power with Mr. Craig Stapleton.
(e)	Shared voting and dispositive power over the 93,571 shares is held by Leeward Capital, L.P., Leeward Investments, LLC and Mr. Kent M. Rowett.
(f)	The shares held beneficially by Mr. Walker Stapleton have shared voting and dispositive power with Mr. Craig Stapleton.
(g)	Includes 5,000 shares issuable upon the exercise of stock options.
(h)	Includes 5,000 shares issuable upon the exercise of stock options.
(i)	Includes 10,000 shares issuable upon the exercise of stock options.

Item 13.  Certain Relationships and Related Transactions, and Director Independence Third-Party Consultants

Transactions with Related Persons

On July 21, 2010, following approval by the Board of Directors and the Audit Committee of the Company, with David J. Bugatto, a director of the Company not participating or voting, the Company entered into a new consulting agreement with Bugatto Investment Company (the “New Agreement”), for whom Mr. Bugatto serves as President.  The New Agreement became effective July 1, 2010, immediately after expiration of the term of the fiscal year 2010 consulting agreement.  Under the New Agreement, Bugatto Investment Company has agreed to provide real estate consulting services, as reasonably requested by the Company, for a one–year term at an hourly rate of $250 per hour. The dollar value of the amount involved in the transaction is unknown, as it will be dependent upon the amount of hours worked by Mr. Bugatto.  All related party transactions are reviewed and approved by the Audit Committee and the Chief Executive Officer prior to entry into such agreements.

Review, Approval or Ratification of Transactions with Related Persons

The charter for the Company’s Audit Committee includes a requirement for the Audit Committee to review and approve any transaction involving the Company and a related party. For these purposes, a “related party transaction” includes any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

The following table summarizes the fees for professional audit services rendered by Macias Gini & O’Connell LLP for fiscal years 2010 and 2009:

	Fiscal Year 2010	Fiscal Year 2009
Audit fees (1)	$89,418	$89,300
Audit–related fees (2)	$2,225	$3,263
Tax fees (3)	$17,000	$17,000
All other fees (4)	$-	$-
	$108,643	$109,563

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)	Audit–related fees consisted primarily of accounting consultations and out of pocket expenses.
(3)	Tax fees primarily consisted of compliance services.
(4)	All other fees principally include audit services provided in connection with other statutory or regulatory filings.

All audit related services, tax services and other services were pre–approved by the Audit Committee, which concluded that the provision of such services by Macias Gini & O’Connell LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The policy adopted by the Audit Committee requires pre–approval of all audit, audit–related, non–audit and tax services. The charter for the Company’s Audit Committee also includes a requirement for the Audit Committee to review and approve any transaction involving the Company and a related party. For these purposes, a “related party transaction” includes any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Documents filed as part of this Amendment:

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:           October 21, 2010                                                                                                                    SONOMAWEST HOLDINGS, INC.

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