Form 10-Q
period 2010-09-30
SONOMAWEST HOLDINGS INC
filed 2010-11-15
CIK 102588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2010 or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to _________.

Commission File Number 000-01912

SONOMAWEST HOLDINGS, INC.

(Exact name of registrant as specified in its charter)
Delaware	94-1069729
(State of incorporation)	(IRS Employer Identification No.)
2064 Highway 116 North, Sebastopol, CA	95472-2662
(Address of principal executive offices)	(Zip Code)

 Registrant's telephone number, including area code:     707-824-2534

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

Large accelerated filer  ___                                                                                         Accelerated filer  ___
Non-accelerated filer    ___ (Do not check if a smaller reporting company)       Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           YES:                                                      NO:     X

As of November 12, 2010, there were 1,251,367 shares of common stock, par value $0.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2010 (unaudited) and
	June 30, 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3

	Condensed Statements of Income - For The Three months ended
	September 30, 2010 and 2009 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

	Condensed Statements of Cash Flows - For The Three months ended
	September 30, 2010 and 2009 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

	Notes to Condensed Financial Statements (unaudited). . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Item 2.	Management's Discussion and Analysis of Financial Conditions
	and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11

Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		14

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14

Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . .	14

Item 3.	Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14

Item 4.	(Removed and Reserved) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

Item 5.	Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . ,		16

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . .		17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

	September 30, 2010 (unaudited)	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,524	$2,243
Accounts receivable, net of allowance for doubtful accounts of $24 and $25	44	41
Other receivables	8	7
Dividend claims receivable	33	33
Prepaid income taxes	-	26
Prepaid expenses and other assets	93	153
Deferred income taxes, net	19	47
Total current assets	2,721	2,550
RENTAL PROPERTY, net	866	906
DEFERRED INCOME TAXES, net	275	268
PREPAID COMMISSIONS AND OTHER ASSETS	113	129
Total assets	$3,975	$3,853
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$124	$50
Accrued payroll and related liabilities	28	109
Current note payable	2,500	2,500
Income taxes payable	22	-
Accrued expenses	28	13
Unearned rents	28	46
Accrued dividends payable	33	33
Total current liabilities	2,763	2,751

LONG TERM LIABILITIES:
Tenant deposits	332	329
Total long term liabilities	332	329
Total liabilities	3,095	3,080

SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,251 shares issued and outstanding at September 30, 2010 and June 30, 2010	-	-
Retained earnings	880	773
Total shareholders’ equity	880	773
Total liabilities and shareholders’ equity	$3,975	$3,853

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months
	Ended September 30,
	2010	2009
RENTAL REVENUE -NET	$633	$717
RENTAL SETTLEMENT INCOME	4	-
TENANT REIMBURSEMENTS	217	212
TOTAL REVENUE	854	929

OPERATING COSTS	662	674
OPERATING INCOME	192	255

INTEREST EXPENSE	(16)	(16)
INTEREST INCOME	1	1
INCOME BEFORE TAXES	177	240
INCOME TAX PROVISION	70	97
NET INCOME	$107	$143

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,251	1,251
Diluted	1,252	1,251

INCOME PER COMMON SHARE:
Basic	$0.09	$0.11
Diluted	$0.09	$0.11

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107	$143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40	42
Deferred income tax benefit	21	74
Changes in assets and liabilities:
Net change in accounts receivable	(3)	(41)
Other receivables	(1)	9
Prepaid income taxes	26	22
Prepaid expenses and other assets	60	46
Prepaid commissions and other assets	16	16
Accounts payable	74	(16)
Accrued payroll and related liabilities	(81)	(286)
Income taxes payable	22	-
Accrued expenses	15	36
Unearned rents	(18)	(33)
Tenant deposits	3	(2)
Net cash provided by operating activities	281	10
NET INCREASE IN CASH AND CASH EQUIVALENTS	281	10

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,243	1,830
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,524	$1,840

Supplemental Cash Flow Information
	Three Months Ended September 30,
	2010	2009
Interest paid	$16	$16

The accompanying unaudited notes are an integral part of these financial statements.

 SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying Condensed Balance Sheet as of September 30, 2010, the Condensed Statements of Income for the three months ended September 30, 2010 and 2009, and the Condensed Statements of Cash Flows for the three months ended September 30, 2010 and 2009, are unaudited. These unaudited interim Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In our opinion, the unaudited interim Condensed Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2010, our results of operations for the three months ended September 30, 2010 and 2009, and our cash flows for the three months ended September 30, 2010 and 2009. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2011.

These unaudited interim Condensed Financial Statements should be read in conjunction with the Financial Statements and related notes included in our 2010 Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as amended.

The preparation of interim Condensed Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

As of September 30, 2010, the Company believes that the carrying amounts for its current assets and liabilities, except for certain deferred tax items, approximate their fair value due to the short-term nature of these instruments.  The fair value of long-term debt approximates its carrying value based on interest rates for debt with similar terms, conditions, and maturities. The current yield on the long term debt ranges from London Interbank Offered Rate (“LIBOR”) plus 2.25% to 3.25%.

Revenue Recognition

Revenue is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels.  Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues. In accordance with Codification Topic 605 – Revenue Recognition, the Company recognizes rental revenue once the four criteria set forth below are met.  The four criteria are:

(1)	Persuasive evidence of contractual arrangement exists (i.e. signed contract by both parties);
(2)	Delivery has occurred or services have been rendered (i.e. tenants contractual commencement date has occurred);
(3)	The seller’s price to the buyer is fixed or determinable (i.e. lease terms and rates are specified in the signed contract); and
(4)	Collectability is reasonably assured (i.e. if collectible is considered unlikely, the Company does not recognize revenue).

Cash and Cash Equivalents

For the purpose of the statement of cash flows and balance sheet, the Company considers any highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of FDIC insurance limits.  The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.  At September 30, 2010 and June 30, 2010, the Company held $2,294,000 and $2,080,000, respectively, in bank balances in excess of the insurance limits.

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. Given current economic conditions, a reserve for doubtful accounts is necessary as the Company has been receiving late payments and certain tenants have defaulted on their rent payments. As of September 30, 2010 and June 30, 2010, the Company had allowances of $24,000 and $25,000, respectively, for outstanding receivables.  The Company performs a credit review process on all prospective tenants.  The extent of the credit review is dependent on the dollar value and terms of the lease.

		Additions (amounts in thousands)
Period Ended	Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
9/30/10	Valuation allowance for uncollectible accounts	$25	$-	$1	$24
6/30/10	Valuation allowance for uncollectible accounts	$19	$57	$51	$25

The Company’s policy for charging off uncollectible allowance for accounts receivables, listed in the deductions column above, is based on management’s analysis of the specific tenant circumstances, general economic conditions, historical trends, and when management believes further collection efforts are futile.

Note 2 - New Accounting Pronouncements – Accounting Standards Updates

Codification Topic - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 applies to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  ASU 2010-20 is effective for interim and annual reporting periods ending after December 15, 2010.

Codification Topic - Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026.  The Company does not anticipate the adoption of ASU 2010-21 to have a material impact on its results of operations, cash flows or financial position.

Codification Topic – Technical Corrections to SEC Paragraphs. ASU 2010-22- amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletins (“SAB”) 112, which amends or rescinds portions of certain SAB topics.  The Company does not anticipate the adoption of ASU 2010-22 to have a material impact on its results of operations, cash flows or financial position.

Management does not believe that any other issued, but not effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Derivatives and Hedging Activities

On October 3, 2008, the Company entered into an interest rate cap agreement with Wachovia Bank, N.A. (“Wachovia”), to manage the interest rate risk associated with its long-term debt obligations. Under the agreement, the Company’s maximum interest rate is 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. On October 1, 2010, the maximum interest rate reverted to LIBOR plus 2.25%. As of September 30, 2010, the LIBOR rate was 0.256%.  The Company does not monitor these interest rate cap agreements for hedge effectiveness. The Company accounts for its interest rate cap agreement at fair value and gains and losses associated with changes in fair value are recorded as interest expense in the Company’s Statement of Income.  The interest rate cap expired on October 1, 2010 and was not renewed.

FASB Codification Subtopic 820-10, “Fair Value Measurements and Disclosures,” formerly SFAS No. 157, Fair Value Measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Fair value measurement for financial assets as of September 30, 2010 and June 30, 2010 is presented in the table below:

Description	Level 1	Level 2	Assets at Fair Value
Cash equivalents	$1,692,000	$-	$1,692,000
Interest rate cap	-	-	-
	$1,692,000	$-	$1,692,000

At September 30, 2010 and June 30, 2010, cash and cash equivalents were valued using Level 1 inputs and the fair value of the interest rate cap agreement was valued at zero using Level 2 inputs.  For the three months ended September 30, 2010 and 2009, the Company reported no interest expense associated with the change in fair value of the interest rate cap.

Note 4 – Debt

Debt of $2,500,000 at September 30, 2010 consists of the following scheduled principal payment:
2011
Note payable: term loan due May 1, 2011, interest rate equal to the LIBOR plus 2.25%, monthly payments of accrued interest only, secured by real property	$2,500,000

On May 21, 2008, the Company entered into a $2.5 million term loan (the “Loan”) with Wachovia.  The Loan is evidenced by a three-year promissory note, made by the Company in favor of Wachovia and bearing interest at the rate of LIBOR plus 2.25% per annum. The interest rate was 2.506% at September 30, 2010.  The Loan matures on May 1, 2011, prior to which the Company is obligated to make monthly payments of accrued interest only.

The Company has a signed commitment letter with Wells Fargo Bank, National Association, as successor by merger to Wachovia and is currently negotiating definitive agreements to refinance its current Loan.  The refinancing is expected to extend the maturity date five years. Failure to successfully implement refinancing or otherwise address the repayment of the Loan within the current time frame permitted may have an adverse effect on the Company's business, results of operations, financial position and cash flows.

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

The effect of dilutive options on the weighted average number of shares for the three months ended September 30, 2010 and September 30, 2009 was 1,000 and zero, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the three months ended September 30, 2010 and September 30, 2009 were 5,000 and 21,000, respectively.

Note 6 - Stock-Based Compensation

Our net income for the three months ended September 30, 2010 and 2009 included no stock compensation costs. All stock-based compensation was 100% vested as of December 2007.

A summary of the status of the Company’s stock option plans at September 30, 2010, with changes during the three months ended September 30, 2010, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2010	21,000	$8.02
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, September 30, 2010	21,000	$8.02	7.17	$20
Exercisable, September 30, 2010	21,000	$8.02	7.17	$20

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of September 30, 2010:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price
$5.00-$7.00	16,000	7.65	$6.10	16,000	$6.10
Over $10.00	5,000	6.21	$13.05	5,000	$13.05
Total	21,000	7.17	$8.02	21,000	$8.02

Note 7 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the three months ended September 30, 2010 and September 30, 2009 of $633,000 and $717,000, respectively. The leases have terms that range from month-to-month to leases with expiration dates through 2028. As of September 30, 2010, assuming none of the existing leases are renewed or no additional space is leased, and assuming all tenants perform their obligations under the leases, the following will be the future minimum lease income:

Year Ending June 30,	Amount
2011	$1,801,000
2012	2,021,000
2013	1,326,000
2014	791,000
2015	713,000
Thereafter through 2028	5,737,000
Total	$12,389,000

Note 8 – Commitments and Contingencies

On December 20, 2007, the Board of Directors announced a dividend of 842,316 shares, subsequently amended to 842,348 shares, of MetroPCS common stock, payable pro rata to its shareholders of record on December 24, 2007 and originally payable at the close of business on January 3, 2008.   On January 11, 2008, the Company announced that it was notified by NASDAQ that the ex-dividend date was to be January 11, 2008. The final dividend total of 842,348 shares of MetroPCS was paid to non-street name holders as promptly as practicable following the close of business on January 3, 2008, and to street name holders on or after the close of business on January 9, 2008.  As a result of the NASDAQ ex-dividend date being set as January 11, 2008, the dividend may not have been received by some shareholders who traded during the period between January 4, 2008 and January 10, 2008.  The Company has analyzed the trading activity during that period and has estimated the maximum exposure related to this matter to be $314,000. As of September 30, 2010, $281,000 has been paid to shareholders who have made substantiated claims and $33,000 has been accrued as dividend claims payable.  The Company has been indemnified by a third-party service provider for such claims and does not expect to incur any material net expense related to such claims.

The Company recently renewed its existing wastewater permit for its North property, which expires in 2015. The permit allows for discharge of wastewater into the adjoining creek.  The permit was issued by the State of California and has many requirements that the Company has to comply with, one being a Surface Receiving Water Study, which assesses the possible impact of discharge of processed wastewater into the adjoining creek.  The Company has decided to proceed with a Phase I Creek Study during fiscal year 2011, estimated to cost $25,000. Failure to comply with the State requirements would result in the loss of the wastewater discharge permit to the creek, though discharge to the wastefields would remain active. Future total estimated costs for the additional studies to fully comply with the requirements is $100,000. The completion date of the assessments required by the State of California is October 1, 2014.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

SonomaWest Holdings, Inc. (“we” or the “Company”) is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are “forward-looking statements”, which can generally be identified by the use of forward-looking terminology such as “estimated,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the “Risk Factors” as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as amended, and other cautionary statements set forth therein and in this Quarterly Report on Form 10-Q under “Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced above, and such things as:

•	volatility of rental markets, including reductions in prices received for our rental properties;
•	our ability to fill vacant leasable space;
•	our future cash flow, liquidity and financial position;
•	the ability of our tenants to make rental payments;
•	our ability to collect outstanding rental amounts due from defaulting tenants;
•	the amount, nature and timing of our capital expenditures;
•	our ability to refinance our current Loan;
•	a lack of available capital and financing;
•	the completion and success of our wastewater permitting;
•	our operating costs and other expenses;
•	competition in the rental industry in Sonoma county;
•	the impact and costs related to compliance with or changes in laws or regulations governing our operations;
•	environmental liabilities and compliance with laws regulating such liabilities;
•	risks related to our level of indebtedness; and
•	other factors, many of which are beyond our control.

The condensed financial statements included herein are presented as of September 30, 2010, and for the three months ended September 30, 2009 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

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

Given current economic conditions, some of our tenants have experienced a downturn in their businesses, which in some cases has been significant. This downturn continues to further weaken our tenants’ financial condition and has resulted in the failure, in some instances, to make timely rental payments to the Company. In the event of defaults by tenants, the Company experiences loss of revenue and may experience delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants will adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock.  At September 30, 2010, 17% of the Company’s square footage available for lease was unoccupied.  There can be no assurance that the Company will be able to fill the current available space on acceptable terms, or at all.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,524,000 and $2,243,000 at September 30, 2010 and June 30, 2010, respectively. The increase in cash and cash equivalents of $281,000 since June 30, 2010 was the result of increased cash provided by operating activities.

In May 2008, the Company entered into a Loan Agreement with Wachovia Bank for $2,500,000.  The Loan bears interest at the LIBOR plus 2.25%, with accrued monthly interest payments only.  The interest rate was 2.506% as of September 30, 2010.  Principal and interest is due on the maturity date of May 21, 2011.  The Loan is secured by a first deed of trust on the Company’s North property located at 2064 Gravenstein Highway North in Sebastopol, California. Under this Loan, the Company is required to meet certain financial covenants; as of September 30, 2010 management believed that the Company was in compliance with all such financial covenants. On October 3, 2008, the Company entered into an interest rate LIBOR cap agreement with Wachovia Bank to manage interest rate risk associated with its long-term debt obligation. The agreement became effective on October 3, 2008. Under the interest rate cap agreement, the Company’s maximum interest rate is 5.75% on the principal sum of $2,500,000, consisting of the maximum LIBOR rate of 3.50% plus 2.25%. As of September 30, 2010, the LIBOR rate was 0.256%. On October 1, 2010, the interest rate reverted to the LIBOR rate plus 2.25%.

The Company has a signed commitment letter with Wells Fargo Bank, National Association, as successor by merger to Wachovia, and is currently negotiating definitive agreements to refinance its current Loan.  The refinancing is expected to extend the maturity date five years. Failure to successfully implement refinancing or otherwise address the repayment of the Loan within the current time frame permitted may have an adverse effect on the Company's business, results of operations, financial position and cash flows.

Cash flows from operating activities are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place. The Company believes that its existing resources, together with anticipated cash from rental activities, will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months.

 RESULTS OF OPERATIONS

The Company leases warehouse, production and office space as well as outside storage space at both of its properties. The two properties are located on a total of 91.24 acres of land and have a combined leaseable area of 440,000 square feet (378,000 under roof and 62,000 outside) with original lease terms ranging from month-to-month to leases with expiration dates through 2028, with options to extend the longer-term leases. As of September 30, 2010, there were 33 tenants with leases comprising 364,000 square feet of leasable space (302,000 under roof and 62,000 outside) or 83% of the total leasable area. As of September 30, 2009, there were 32 tenants with leases comprising 404,000 square feet of leasable space (343,000 under roof and 61,000 outside) or 91.9% of the total leasable area.

Rental Revenue. For the three months ended September 30, 2010, rental revenue decreased $84,000, or 12%, as compared to the corresponding period in the prior year. This decrease was primarily a result of the loss of $157,000 in revenue from three defaulting tenants and various decreases of $5,000.  These were offset by increased revenues from four tenants who increased their leased space, increasing rental revenue by $72,000 and excess operating expense increases, late fees and annual Consumer Price Index increases of $6,000.

Tenant Reimbursements. For the three months ended September 30, 2010, tenant utility and water reimbursements increased $5,000 (a $7,000 increase in water usage offset by a $2,000 decrease in utilities), or 2%, as compared to the three months ended September 30, 2009. Such utility reimbursements related primarily to the increase of water consumption by tenants.  The Company receives monthly bills from its utility provider for tenants’ expenses.  The Company makes the payments   directly   to the utility provider on behalf of the tenants, and submits an invoice to the tenants for reimbursement.  Such reimbursements are included in the terms of the tenants lease agreements with the Company.  While utility reimbursements levels may fluctuate, the Company does not expect that such reimbursement levels will have any material downward pressure on revenues or a material effect on net income.

Operating Costs. For the three months ended September 30, 2010, total operating costs decreased $12,000, or 2%, compared to the three months ended September 30, 2009. The decrease of $12,000 in other operating costs is related to a decrease in bad debt allowance/reserve of $26,000, a reduction in The Sarbanes Oxley Act of 2002 compliance costs of $6,000 and various miscellaneous decreases totaling $5,000.  These were offset by an increase in legal fees of $10,000, an increase in facility wastewater system expense of $9,000, primarily due to the increased utility costs for aeration and increased wastewater reporting and increased utility expenses of $6,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions.

Please refer to Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010, as amended, for information pertaining to our critical accounting policies for stock-based compensation, valuation allowance on deferred taxes, revenue recognition and valuation of long-lived assets. The Company believes that of its significant accounting policies, the foregoing may involve a higher degree of judgment and complexity.  There have been no changes to our critical accounting polices since June 30, 2010, the date of our audited financial statements.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of Walker R. Stapleton, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on the evaluation, these officers have concluded that:

•
our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and

•
our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed in our Form 10-K, as amended, for the year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

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

November 15, 2010

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