Form 10-Q
period 2010-12-31
SONOMAWEST HOLDINGS INC
filed 2011-02-11
CIK 102588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 2010 or

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

                            YES:                                                       NO:     X

As of February 10, 2011, there were 1,251,367 shares of common stock, par value $0.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of December 31, 2010 (unaudited) and
	June 30, 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3

	Condensed Statements of Income - For The Six and Three months ended
	December 31, 2010 and 2009 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

	Condensed Statements of Cash Flows - For The Six months ended
	June 30, 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

	Notes to Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	11

Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		15

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . .	15

Item 3.	Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

Item 4.	(Removed and Reserved) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15

Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		17

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

	December 31, 2010 (unaudited)	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,669	$2,243
Accounts receivable, net of allowance for doubtful accounts of $9 and $25	19	41
Other receivables	-	7
Dividend claims receivable	-	33
Prepaid income taxes	24	26
Prepaid expenses and other assets	60	153
Deferred income taxes, net	27	47
Total current assets	2,799	2,550
RENTAL PROPERTY, net	843	906
DEFERRED INCOME TAXES, net	288	268
PREPAID COMMISSIONS AND OTHER ASSETS	103	129
Total assets	$4,033	$3,853
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$146	$50
Accrued payroll and related liabilities	32	109
Current note payable	250	2,500
Accrued expenses	14	13
Unearned rents	44	46
Accrued dividends payable	-	33
Total current liabilities	486	2,751

LONG TERM LIABILITIES:
Tenant deposits	326	329
Note payable	2,250	-
Total long term liabilities	2,576	329
Total liabilities	3,062	3,080

SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,251 shares issued and outstanding at December 31, 2010 and June 30, 2010	-	-
Retained earnings	971	773
Total shareholders’ equity	971	773
Total liabilities and shareholders’ equity	$4,033	$3,853

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Six Months		Three Months
	Ended December 31		Ended December 31
	2010	2009	2010	2009
RENTAL REVENUE -NET	$1,260	$1,459	$627	$742
RENTAL SETTLEMENT INCOME	12	-	8	-
TENANT REIMBURSEMENTS	366	381	149	169
TOTAL REVENUE	1,638	1,840	784	911

TOTAL OPERATING COSTS	1,286	1,274	624	600
OPERATING INCOME	352	566	160	311

INTEREST EXPENSE	(32)	(32)	(16)	(16)
INTEREST INCOME	8	1	7	-
INCOME BEFORE TAXES	328	535	151	295
INCOME TAX PROVISION	130	214	60	117
NET INCOME	$198	$321	$91	$178

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,251	1,251	1,251	1,251
Diluted	1,251	1,252	1,251	1,254

INCOME PER COMMON SHARE:
Basic	$0.16	$0.26	$0.07	$0.14
Diluted	$0.16	$0.26	$0.07	$0.14

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$198	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	79	83
Deferred income tax benefit	-	47
Changes in assets and liabilities:
Net change in accounts receivable	22	(35)
Other receivables	7	9
Prepaid income taxes	2	(4)
Prepaid expenses and other assets	93	93
Prepaid commissions and other assets	43	32
Accounts payable	96	(9)
Accrued payroll and related liabilities	(77)	(282)
Accrued expenses	1	8
Unearned rents	(2)	(18)
Tenant deposits	(3)	9
Net cash provided by operating activities	459	254

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16)	-
Net cash used for investing activities	(16)	-
CASH FLOWS FROM FINANCING ACTIVITES
Loan fees paid	(17)	-
Net cash used for financing activities	(17)	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	426	254

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,243	1,830
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,669	$2,084

Supplemental Cash Flow Information
	Six Months Ended December 31,
	2010	2009
Interest paid	$32		$32
Taxes paid	$127		$170
Non-cash transactions
Dividend claims receivable	$33	$
Dividends payable	$(33)	$

The accompanying unaudited notes are an integral part of these financial statements.

 SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying Condensed Balance Sheet as of December 31, 2010, the Condensed Statements of Income for the six and three months ended December 31, 2010 and 2009, and the Condensed Statements of Cash Flows for the six months ended December 31, 2010 and 2009, are unaudited. These unaudited interim Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited interim Condensed Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of December 31, 2010, our results of operations for the six and three months ended December 31, 2010 and 2009, and our cash flows for the six months ended December 31, 2010 and 2009. The results of operations for the six and three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2011.

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

As of December 31, 2010, the Company believes that the carrying amounts for its current assets and liabilities, except for certain deferred tax items, approximate their fair value due to the short-term nature of these instruments.  The fair value of long-term debt approximates its carrying value based on interest rates for debt with similar terms, conditions, and maturities. The current yield on the long term debt is the one month London Interbank Offered Rate (“LIBOR”) plus 2.75%.

Revenue Recognition

Revenue is recognized on a monthly basis, based upon the dollar amount specified in the related lease.  The Company requires that all tenants be covered by a lease.  The Company does not have leases that include provisions that require the lessee to pay the lessor any additional rent based upon the lessee’s sales or any other financial performance levels.  Reimbursements of certain costs received from tenants are recognized as tenant reimbursement revenues. In accordance with Codification Topic 605 – Revenue Recognition, the Company recognizes rental revenue once the four criteria set forth below are met.  The four criteria are:

(1)	Persuasive evidence of contractual arrangement exists (i.e. signed contract by both parties);
(2)	Delivery has occurred or services have been rendered (i.e. tenant’s contractual commencement date has occurred);
(3)	The seller’s price to the buyer is fixed or determinable (i.e. lease terms and rates are specified in the signed contract); and
(4)	Collectability is reasonably assured (i.e. if collectible is considered unlikely, the Company does not recognize revenue).

Cash and Cash Equivalents

For the purpose of the statement of cash flows and balance sheet, the Company considers any highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of FDIC insurance limits.  The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.  At December 31, 2010 and June 30, 2010, the Company held $2,416,000 and $2,080,000, respectively, in bank balances in excess of the insurance limits.

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. Given current economic conditions, a reserve for doubtful accounts is necessary as the Company has been receiving late payments and certain tenants have defaulted on their rent payments. As of December 31, 2010 and June 30, 2010, the Company had allowances of $9,000 and $25,000, respectively, for outstanding receivables.  The Company performs a credit review process on all prospective tenants.  The extent of the credit review is dependent on the dollar value and terms of the lease.

Valuation allowance for uncollectible accounts (amounts in thousands)
	December 31, 2010	June 30, 2010
Balance at beginning of period	$25	$19
Charged to costs and expenses	-	57
Deductions	(16)	(51)
Balance at end of period	$9	$25

The Company’s policy for charging off uncollectible allowance for accounts receivables, listed in the deductions column above, is based on management’s analysis of the specific tenant circumstances, general economic conditions, historical trends, and when management believes further collection efforts are futile.

Note 2 - New Accounting Pronouncements – Accounting Standards Updates

Codification Topic – Technical Corrections to SEC Paragraphs. ASU 2010-22- amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletins (“SAB”) 112, which amends or rescinds portions of certain SAB topics.  ASU was issued August of 2010. The Company does not believe the adoption of ASU 2010-22 had a material impact on its results of operations, cash flows or financial position.

Management does not believe that any other issued, but not effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Fair Value Measurements

FASB Codification Subtopic 820-10, Fair Value Measurements and Disclosures, formerly SFAS No. 157, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

•	Level 3: Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Fair value measurement for financial assets as of December 31, 2010 and June 30, 2010, is presented in the table below:
Ended	Description	Level 1	Level 2	Assets at Fair Value
12/31/2010	Cash equivalents	$1,892,000	$-	$1,892,000
6/30/2010	Cash equivalents	$1,692,000	$-	$1,692,000
	Interest rate cap	$-	$-	$-

At December 31, 2010 and June 30, 2010, cash and cash equivalents were valued using Level 1 inputs.  For the three months ended December 31, 2010 and 2009, the Company reported no interest expense associated with the change in fair value of the interest rate cap. The interest rate cap expired on October 1, 2010 and was not renewed.

Note 4 –Debt

On December 21, 2010, the Company entered into a refinancing (“Refinancing”) of its existing term loan with a principal sum of $2.5 million (the “Loan”) from Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank, National Association (the “Bank”).  The Company initially entered into the Loan on May 21, 2008, which was evidenced by a three-year promissory note in favor of the Bank (the “Existing Note”).  In connection with the Refinancing, the Company entered into a First Modification of Promissory Note, which modifies the terms of the Existing Note by among other things, providing that interest shall accrue at a rate per annum equal to one month LIBOR plus 275 basis points, extending the maturity date to January 1, 2016 and requiring payments of monthly principal amounts, based on a ten year amortization schedule, of $20,833.33 per month, plus interest on the outstanding principal balance commencing on January 1, 2011 and continuing on the first day of each month thereafter, with a balloon payment on the maturity date of all outstanding principal and interest then due and payable.  The Company also entered into the First Master Reaffirmation Agreement and Amendment to Loan Documents, in which the Company made certain representations, warranties, reaffirmations, covenants and agreements with respect to the Loan.  The Loan continues to be secured by the Company’s North Property, located at 2064 Highway 116 North in Sebastopol, California. The interest rate was 2.506% (LIBOR plus 2.25%) at December 31, 2010.  Commencing January 1, 2011, the new interest rate will be LIBOR plus 275 basis points.

The Company is required to maintain a demand deposit account with the Bank with an average balance of $500,000 for the life of the Loan.  In connection with the initial Loan, the Company also entered into an Environmental Indemnity Agreement, dated as of May 21, 2008, pursuant to which the Company agreed, among other things, to indemnify the Bank and its assignees against any liabilities arising from or out of, to the extent applicable, (i) certain violations of environmental laws and regulations applicable to the North property, (ii) the presence on the North property of certain hazardous materials, and (iii) any breach by the Company of any representation or warranty made in the Environmental Indemnity Agreement.

Debt of $2,500,000 at December 31, 2010 consists of the following scheduled principal payments:

	Scheduled principal payments, year ending June 30
	2011	2012	2013	2014	2015
Note payable: term loan due January 1, 2016 interest rate equal to the LIBOR plus 2.75%, monthly payments of $20,833.33 plus accrued interest, secured by real property
	$125,000	$250,000	$250,000	$250,000	$1,625,000

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

The effect of dilutive options on the weighted average number of shares for the six months ended December 31, 2010 and December 31, 2009 was zero and 1,000, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the six months ended December 31, 2010 and December 31, 2009, was 21,000 and 20,000, respectively.

The effect of dilutive options on the weighted average number of shares for the three months ended December 31, 2010 and December 31, 2009 was zero and 3,000, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the three months ended December 31, 2010 and December 31, 2009 were 21,000 and 18,000, respectively.

Note 6 - Stock-Based Compensation

Our net income for the six and three months ended December 31, 2010 and 2009 included no stock compensation costs. All stock-based compensation was 100% vested as of December 2007.

A summary of the status of the Company’s stock option plans at December 31, 2010, with changes during the three months ended December 31, 2010, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2010	21,000	$8.02
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, December 31, 2010	21,000	$8.02	6.92	$-
Exercisable, December 31, 2010	21,000	$8.02	6.92	$-

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of December 31, 2010:

	Options outstanding			Options exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price
$5.00-$7.00	16,000	7.40	$6.10	16,000	$6.10
Over $10.00	5,000	5.96	$13.05	5,000	$13.05
Total	21,000	6.92	$8.02	21,000	$8.02

Note 7 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the six months ended December 31, 2010 and December 31, 2009 of $1,260,000 and $1,459,000, respectively. The leases have terms that range from month-to-month to leases with expiration dates through 2028. As of December 31, 2010, assuming none of the existing leases are renewed or no additional space is leased, and assuming all tenants perform their obligations under the leases, the following will be the future minimum lease income:

Year Ending June 30,	Amount
2011	$1,257,000
2012	2,185,000
2013	1,463,000
2014	833,000
2015	745,000
Thereafter through 2028	5,788,000
Total	$12,271,000

Note 8 – Commitments and Contingencies

The Company recently renewed its existing wastewater permit for its North property, which expires in 2015. The permit allows for discharge of wastewater into the adjoining creek.  The permit was issued by the State of California and has many requirements that the Company has to comply with, one being a Surface Receiving Water Study, which assesses the possible impact of discharge of processed wastewater into the adjoining creek.  The Company is proceeding with a Phase I Creek Study during fiscal year 2011, estimated to cost $30,000. Future total estimated costs for the additional studies to fully comply with the requirements is $70,000. The completion date of the study required by the State of California is October 1, 2014.

In October 2010, the Company was named as a defendant in a lawsuit as the successor of Appletime and Vacu-Dry, filed in the Superior Court of the State of California for the County of Alameda, by Eugene Box and Shirley Box, seeking damages for personal injuries related to alleged exposure to asbestos during the 1974-1982 time frame. Due to the infancy of this litigation, the Company cannot estimate its potential liability, if any, at this time, and will defend itself against this action.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

SonomaWest Holdings, Inc. (“we” or the “Company”) is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are “forward-looking statements”, which can generally be identified by the use of forward-looking terminology such as “estimated,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the “Risk Factors” as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as amended, and other cautionary statements set forth therein and in this Quarterly Report on Form 10-Q under “Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced above, and such things as:

•	volatility of rental markets, including reductions in prices received for our rental properties;
•	our ability to fill vacant leasable space;
•	our future cash flow, liquidity and financial position;
•	the ability of our tenants to make rental payments;
•	our ability to collect outstanding rental amounts due from defaulting tenants;
•	the amount, nature and timing of our capital expenditures;
•	the cost of completing the Phase I Creek Study and other assessments for the wastewater permitting;
•	a lack of available capital and financing;
•	our operating costs and other expenses;
•	competition in the rental industry in Sonoma county;
•	the impact and costs related to compliance with or changes in laws or regulations governing our operations;
•	environmental liabilities and compliance with laws regulating such liabilities;
•	risks related to our level of indebtedness; and
•	other factors, many of which are beyond our control.

The condensed financial statements included herein are presented as of December 31, 2010, and for the six and three months ended December 31, 2010 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

OVERVIEW

On December 31, 2010, Walker R. Stapleton, the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors (the “Board”) of the Company, tendered his resignation from such positions and as a director of the Company, effective as of such date. Mr. Stapleton began serving as the Colorado State Treasurer on January 11, 2011. On December 31, 2010, the Board appointed Craig R. Stapleton, Mr. W. Stapleton’s father and the Company’s largest stockholder, to the positions of President, Chief Executive Officer and Chief Financial Officer of the Company, effective upon the resignation by Mr. W. Stapleton from such positions. The Board also elected Mr. Craig Stapleton as a director of the Company and as Chairman of the Board to fill the vacancies in these positions resulting from Mr. W. Stapleton’s resignation. Mr. Craig Stapleton will serve as a director of the Company until the next annual meeting of stockholders. Mr. Craig Stapleton will receive an annual base salary of $60,000 for his service as the Company’s President, Chief Executive Officer and Chief Financial Officer.

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

Given current economic conditions, some of our tenants have experienced a downturn in their businesses, which in some cases has been significant. This downturn continues to further weaken our tenants’ financial condition and has resulted in the failure, in some instances, to make timely rental payments to the Company. In the event of defaults by tenants, the Company may experience loss of revenue and may experience delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants will adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock. At December 31, 2010, 15.8% of the Company’s square footage available for lease was unoccupied.  There can be no assurance that the Company will be able to fill the current available space on acceptable terms, or at all.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,669,000 and $2,243,000 at December 31, 2010 and June 30, 2010, respectively. The increase in cash and cash equivalents of $426,000 since June 30, 2010 was the result of $442,000 increased cash provided by operating activities offset by $16,000 in capital expenditures.

On December 21, 2010, the Company entered into a refinancing (“Refinancing”) of its existing term loan with a principal sum of $2.5 million (the “Loan”) from Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank, National Association (the “Bank”).  The Company initially entered into the Loan on May 21, 2008, which was evidenced by a three-year promissory note in favor of the Bank (the “Existing Note”).  In connection with the Refinancing, the Company entered into a First Modification of Promissory Note, which modifies the terms of the Existing Note by among other things, providing that interest shall accrue at a rate per annum equal to one month LIBOR plus 275 basis points, extending the maturity date to January 1, 2016 and requiring payments of monthly principal amounts of $20,833.33 plus interest on the outstanding principal balance commencing on January 1, 2011 and continuing on the first day of each month thereafter, with a balloon payment on the maturity date of all outstanding principal and interest then due and payable.  The Company also entered into the First Master Reaffirmation Agreement and Amendment to Loan Documents, in which the Company made certain representations, warranties, reaffirmations, covenants and agreements with respect to the Loan.  The Loan continues to be secured by the Company’s North Property, located at 2064 Highway 116 North in Sebastopol, California. The interest rate was 2.506% at December 31, 2010.   Commencing  January 1, 2011 the new interest rate will be LIBOR plus 275 basis points.

Cash flows from operating activities are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place. The Company believes that its existing resources, together with anticipated cash from rental activities, will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months.

 RESULTS OF OPERATIONS

The Company leases warehouse, production and office space as well as outside storage space at both of its properties. The two properties are located on a total of 91.24 acres of land and have a combined leaseable area of 439,000 square feet (379,000 under roof and 60,000 outside) with original lease terms ranging from month-to-month to leases with expiration dates through 2028, with options to extend the longer-term leases. As of December 31, 2010, there were 32 tenants with leases comprising 369,000 square feet of leasable space (309,000 under roof and 60,000 outside) or 84.2% of the total leasable area. As of December 31, 2009, there were 32 tenants with leases comprising 404,000 square feet of leasable space (343,000 under roof and 61,000 outside) or 91.9% of the total leasable area.

Rental Revenue. For the six months ended December 31, 2010, rental revenue decreased $199,000, or 14%, as compared to the corresponding period in the prior year. This decrease was primarily a result of the loss of $283,000 in revenue from two tenants who defaulted on their rent, five tenants reduced or vacated space amounting to $53,000 and various decreases of $6,000.  These were offset by increased revenues from one new tenant and four existing tenants who increased their leased space, increasing rental revenue by $143,000.

For the three months ended December 31, 2010, rental revenue decreased $115,000 or 15% as compared to the three months ended December 31, 2009. This decrease was primarily a result of the loss of $142,000 in revenue from two tenants who defaulted on their rent, five tenants reduced or vacated space amounting to $31,000 and various decreases of $13,000.  These were offset by increased revenues from one new tenant and three existing tenants who increased their leased space, increasing rental revenue by $71,000.

Tenant Reimbursements. For the six months ended December 31, 2010, tenant utility and water reimbursements decreased $15,000 (a $15,000 increase in water usage offset by a $24,000 decrease in electrical utilities related to a tenant’s solar project and $6,000 miscellaneous reimbursements), or 4%, as compared to the six months ended December 31, 2009. The Company receives monthly bills from its utility provider for tenants’ expenses.  The Company makes the payments directly to the utility provider on behalf of the tenants, and submits an invoice to the tenants for reimbursement.  Such reimbursements are included in the terms of the tenants lease agreements with the Company.  While utility reimbursements levels may fluctuate, the Company does not expect that such reimbursement levels will have any material downward pressure on revenues or a material effect on net income.

For the three months ended December 31, 2010, tenant reimbursements decreased $20,000, or 12%, as compared to the three months ended December 31, 2009. Such reimbursements related primarily to the decrease of energy usage from a tenant’s solar project and increased water consumption by tenants.

Operating Costs. For the six months ended December 31, 2010, total operating costs increased $12,000, or 1%, compared to the six months ended December 31, 2009. The increase  in other operating costs is related to an increase in legal fees of $31,000 primarily due to succession planning and loan modification expenses of $22,000 and an increase in facility wastewater system expense of $26,000, primarily due to the increased utility costs for aeration and increased wastewater reporting, an increase in maintenance and repairs of $7,000, and various miscellaneous increased totaling $1,000.  These were offset by a reduction in bad debt expense of $71,000, resulting from an improvement in the quality and age of accounts receivable and a reduction in accounts receivable in total and a reduction in compliance costs of $4,000.

For the three months ended December 31, 2010, total operating costs increased $24,000, or 4%, compared to the three months ended December 31, 2009.  The increase was primarily related to increased legal fees of $21,000, primarly due to succession planning and loan modification expenses of  $22,000 and an increase in facility wastewater system expense of $17,000, primarily due to the increased utility costs for aeration and increased wastewater reporting, an increase in maintenance and repairs of $6,000, and various miscellaneous increased totaling $4,000.  These were offset by a decrease in bad debt allowance/reserve of $46,000.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of Craig R. Stapleton, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based on the evaluation, the officer has concluded that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2010, the Company was named as a defendant in a lawsuit as the successor of Appletime and Vacu-Dry, filed in the Superior Court of the State of California for the County of Alameda, by Eugene Box and Shirley Box, seeking damages for personal injuries related to alleged exposure to asbestos during the 1974-1982 time frame. Due to the infancy of this litigation, the Company cannot estimate its potential liability, if any, at this time, and will defend itself against this action.

Item 1A. Risk Factors

There have been no material changes in the risk factors, during the quarter ended December 31, 2010 from those disclosed in our Form 10-K, as amended, for the year ended June 30, 2010.

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

February 11, 2011

 /s/ Craig R. Stapleton
Craig R. Stapleton, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial officer)

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