Form 10-Q
period 2011-03-31
SONOMAWEST HOLDINGS INC
filed 2011-05-16
CIK 102588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2011 or

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

                            YES:                                                     NO:     X

As of May 13, 2011, there were 1,251,367 shares of common stock, par value $0.0001 per share, outstanding.

SONOMAWEST HOLDINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of March 31, 2011 (unaudited) and
	June 30, 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3

	Condensed Statements of Income - For The Nine and Three months ended
	March 31, 2011 and 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4

	Condensed Statements of Cash Flows - For The Nine months ended
	June 30, 2010 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5

	Notes to Condensed Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12

Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		17

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . .	17

Item 3.	Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

Item 4.	(Removed and Reserved) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

Item 5.	Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17

Item 6.	Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		19

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .		20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SONOMAWEST HOLDINGS, INC.
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2011 AND JUNE 30, 2010
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE)

	March 31, 2011 (unaudited)	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,704	$2,243
Accounts receivable, net of allowance for doubtful accounts of $8 and $25	17	41
Other receivables	-	7
Dividend claims receivable	-	33
Prepaid income taxes	50	26
Prepaid expenses and other assets	39	153
Deferred income taxes, net	40	47
Total current assets	2,850	2,550
RENTAL PROPERTY, net	806	906
DEFERRED INCOME TAXES, net	292	268
PREPAID COMMISSIONS AND OTHER ASSETS	91	129
Total assets	$4,039	$3,853
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$175	$50
Accrued payroll and related liabilities	32	109
Current note payable	250	2,500
Accrued expenses	10	13
Unearned rents	71	46
Accrued dividends payable	-	33
Total current liabilities	538	2,751

LONG TERM LIABILITIES:
Tenant deposits	326	329
Note payable	2,188	-
Total long term liabilities	2,514	329
Total liabilities	3,052	3,080

SHAREHOLDERS’ EQUITY:
Preferred stock: 2,500 shares authorized; no shares issued and outstanding	-	-
Common stock: 5,000 shares authorized, par value $0.0001; 1,251 shares issued and outstanding at March 31, 2011 and June 30, 2010	-	-
Retained earnings	987	773
Total shareholders’ equity	987	773
Total liabilities and shareholders’ equity	$4,039	$3,853

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF INCOME
FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Nine Months		Three Months
	Ended March 31		Ended March 31
	2011	2010	2011	2010
RENTAL REVENUE -NET	$1,873	$2,061	$613	$602
RENTAL SETTLEMENT INCOME	18	-	6	-
TENANT REIMBURSEMENTS	468	506	102	125
TOTAL REVENUE	2,359	2,567	721	727

OPERATING COSTS	1,925	1,822	642	550
OPERATING COSTS – RELATED PARTY EXPENSES	38	4	35	2
TOTAL OPERATING COSTS	1,963	1,826	677	552
OPERATING INCOME	396	741	44	175

INTEREST EXPENSE	(51)	(48)	(19)	(17)
INTEREST INCOME	9	2	1	1
OTHER INCOME AND (EXPENSE)	-	(1)	-	-
INCOME BEFORE TAXES	354	694	26	159
INCOME TAX PROVISION	140	277	10	63
NET INCOME	$214	$417	$16	$96

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS:
Basic	1,251	1,251	1,251	1,251
Diluted	1,252	1,253	1,253	1,253

INCOME PER COMMON SHARE:
Basic	$0.17	$0.33	$0.01	$0.08
Diluted	$0.17	$0.33	$0.01	$0.08

The accompanying unaudited notes are an integral part of these financial statements.

SONOMAWEST HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$214	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	117	124
Deferred income tax (benefit) expense	(17)	40
Changes in assets and liabilities:
Net change in accounts receivable	24	(83)
Other receivables	7	6
Prepaid income taxes	(24)	(11)
Prepaid expenses and other assets	114	112
Prepaid commissions and other assets	54	46
Accounts payable	125	79
Accrued payroll and related liabilities	(77)	(280)
Accrued expenses	(3)	(1)
Unearned rents	25	(19)
Tenant deposits	(3)	3
Net cash provided by operating activities	556	433

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16)	-
Net cash used for investing activities	(16)	-
CASH FLOWS FROM FINANCING ACTIVITES
Principal payments on debt	(62)	-
Loan fees paid	(17)	-
Net cash used for financing activities	(79)	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	461	433
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,243	1,830
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,704	$2,263

Supplemental Cash Flow Information
	Nine Months Ended March 31,
	2011	2010
Interest paid	$50	$48
Taxes paid	$182	$250
Non-cash transactions
Termination of dividend claims receivable	$33
Termination of accrued dividends payable	$(33)
The accompanying unaudited notes are an integral part of these financial statements.

 SONOMAWEST HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying Condensed Balance Sheet as of March 31, 2011, the Condensed Statements of Income for the nine and three months ended March 31, 2011 and 2010, and the Condensed Statements of Cash Flows for the nine months ended March 31, 2011 and 2010, are unaudited. These unaudited interim Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited interim Condensed Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2011, our results of operations for the nine and three months ended March 31, 2011 and 2010, and our cash flows for the nine months ended March 31, 2011 and 2010. The results of operations for the nine and three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2011.

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

As of March 31, 2011, the Company believes that the carrying amounts for its current assets and liabilities, except for certain deferred tax items, approximate their fair value due to the short-term nature of these instruments.  The fair value of long-term debt approximates its carrying value based on interest rates for debt with similar terms, conditions, and maturities.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows and balance sheet, the Company considers any highly liquid investments purchased with a maturity of three months or less to be cash equivalents.  At times, cash balances may be in excess of FDIC insurance limits.  The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.  At March 31, 2011 and June 30, 2010, the Company held $2,559,000 and $2,080,000, respectively, in bank balances in excess of the insurance limits.

Allowances for Doubtful Accounts

The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all outstanding invoices. Given current economic conditions, a reserve for doubtful accounts is necessary as the Company had been receiving late payments and certain tenants had defaulted on their rent payments. As of March 31, 2011 and June 30, 2010, the Company had allowances of $8,000 and $25,000, respectively, for outstanding receivables.  The Company performs a credit review process on all prospective tenants.  The extent of the credit review is dependent on the dollar value and terms of the lease.

Valuation allowance for uncollectible accounts (amounts in thousands)
	March 31, 2011	June 30, 2010
Balance at beginning of period	$25	$19
Charged to costs and expenses	-	57
Deductions	(17)	(51)
Balance at end of period	$8	$25

The Company’s policy for charging off uncollectible allowance for accounts receivables, listed in the deductions column above, is based on management’s analysis of the specific tenant circumstances, general economic conditions, historical trends, and when management believes further collection efforts are futile.

Note 2 - New Accounting Pronouncements – Accounting Standards Updates

Codification Topic – Technical Corrections to SEC Paragraphs. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of Staff Accounting Bulletins (“SAB”) 112, which amends or rescinds portions of certain SAB topics.  ASU 2010-22was issued August of 2010. The Company does not believe the adoption of ASU 2010-22 had a material impact on its results of operations, cash flows or financial position.

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

•	Level 3: Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Fair value measurement for financial assets as of March 31, 2011 and June 30, 2010, is presented in the table below:
Ended	Description	Level 1	Assets at Fair Value
March 31, 2011	Cash equivalents	$1,892,000	$1,892,000
June 30, 2010	Cash equivalents	$1,692,000	$1,692,000

At March 31, 2011 and June 30, 2010, cash and cash equivalents were valued using Level 1 inputs.  For the three months ended March 31, 2011 and 2010, the Company reported no interest expense associated with the change in fair value of the interest rate cap. The interest rate cap expired on October 1, 2010 and was not renewed.

Note 4 –Debt

On December 21, 2010, the Company entered into a refinancing (“Refinancing”) of its existing term loan with a principal sum of $2.5 million (the “Loan”) from Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank, National Association (the “Bank”).  The Company initially entered into the Loan on May 21, 2008, which was evidenced by a three-year promissory note in favor of the Bank (the “Existing Note”).  In connection with the Refinancing, the Company entered into a First Modification of Promissory Note, which modifies the terms of the Existing Note by among other things, providing that interest shall accrue at a rate per annum equal to one month LIBOR plus 275 basis points, extending the maturity date to January 1, 2016 and requiring payments of monthly principal amounts, based on a ten year amortization schedule, of $20,833.33 per month, plus interest on the outstanding principal balance commencing on January 1, 2011 and continuing on the first day of each month thereafter, with a balloon payment on the maturity date of all outstanding principal and interest then due and payable.  The Company also entered into the First Master Reaffirmation Agreement and Amendment to Loan Documents, in which the Company made certain representations, warranties, reaffirmations, covenants and agreements with respect to the Loan.  The Loan continues to be secured by the Company’s North Property, located at 2064 Highway 116 North in Sebastopol, California. The interest rate was 3.011% (LIBOR plus 2.75%) at March 31, 2011.

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

Debt of $2,438,000 at March 31, 2011 consists of the following scheduled principal payments:

	Scheduled principal payments, year ending June 30
	2011	2012	2013	2014	2015

Note payable:	$63,000	$250,000	$250,000	$250,000	$1,625,000

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

The effect of dilutive options on the weighted average number of shares for the nine months ended March 31, 2011 and March 31, 2010 was 1,000 and 2,000 shares, respectively.   Antidilutive securities, excluded from the computation of earnings per share for the nine months ended March 31, 2011 and March 31, 2010, were 20,000 and 19,000 shares, respectively.

The effect of dilutive options on the weighted average number of shares for the three months ended March 31, 2011 and March 31, 2010 was 2,000 and 2,000, respectively.   Antidilutive securities, excluded from the computation of earnings per share for both the three months ended March 31, 2011 and March 31, 2010 was 19,000.

Note 6 - Stock-Based Compensation

Our net income for the nine and three months ended March 31, 2011 and 2010 included no stock compensation costs. All stock-based compensation was 100% vested as of December 2007.

A summary of the status of the Company’s stock option plans at March 31, 2011, with changes during the three months ended March 31, 2011, is presented in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2010	21,000	$8.02
Granted	-	-
Exercised	-	-
Cancelled	-	-
Balance, March 31, 2011	21,000	$8.02	6.67	$6
Exercisable, March 31, 2011	21,000	$8.02	6.67	$6

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of March 31, 2011:

	Options outstanding			Options exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (years)	Price	Shares	Price
$5.00-$7.00	16,000	7.15	$6.10	16,000	$6.10
Over $10.00	5,000	5.71	$13.05	5,000	$13.05
Total	21,000	6.67	$8.02	21,000	$8.02

Note 7 - Minimum Lease Income

The Company leases warehouse space, generating rental revenues for the nine months ended March 31, 2011 and March 31, 2010 of $1,873,000 and $2,061,000, respectively. The leases have terms that range from month-to-month to leases with expiration dates through 2028. As of March 31, 2011, assuming none of the existing leases are renewed or no additional space is leased, and assuming all tenants perform their obligations under the leases, the following will be the future minimum lease income:

Year Ending June 30,	Amount
2011	$637,000
2012	2,222,000
2013	1,499,000
2014	842,000
2015	753,000
Thereafter through 2028	5,805,000
Total	$11,758,000

Note 8 – Related Parties

On January 1, 2011, following approval by unanimous written consent of the board of directors, the  Company entered into a consulting agreement with Rocky Mountain Trust, LLC. Rocky Mountain Trust, LLC is controlled by Walker R. Stapleton, the Company’s former President, Chief Executive Officer and Chief Financial Officer and a holder of approximately 21% of the equity interests of Stapleton Acquisition Company, which as of May 13, 2011 held approximately 86% of the Company’s outstanding shares of common stock. The consulting agreement has a one-year term and governs services provided on and after January 1, 2011. Under the agreement, Rocky Mountain Trust, LLC will assist and advise in establishing and managing tenant relationships at the Company’s properties; attending and participating in meetings, conference calls and such other services as may be mutually agreed by the parties.  Rocky Mountain Trust, LLC, will provide these real estate consulting services to the Company for an hourly fee of $250, with an annual maximum of $150,000.

During the period ending March 31, 2011, the Company incurred $34,000 for real estate consulting services provided by Rocky Mountain Trust, LLC.  These expenses are reported in Operating Costs - Related Party.  As of March 31, 2011, the Company had a payable to Rocky Mountain Trust, LLC of $10,000.

Note 9 – Commitments and Contingencies

The Company recently renewed its existing wastewater permit for its North property, which expires in 2015. The permit allows for discharge of wastewater into the adjoining creek.  The permit was issued by the State of California and has many requirements that the Company has to comply with, one being a Surface Receiving Water Study, which assesses the possible impact of discharge of processed wastewater into the adjoining creek.  The Company is proceeding with a Phase I Creek Study during fiscal year 2011, estimated to cost $30,000 and as of March 31, 2011, the Company incurred $7,000 in cost. Future total estimated costs for the additional studies to fully comply with the requirements is $70,000. The completion date of the study required by the State of California is October 1, 2014.

In October 2010, the Company was named as a defendant in a lawsuit as the successor of Appletime and Vacu-Dry, filed in the Superior Court of the State of California for the County of Alameda, by Eugene Box and Shirley Box, seeking damages for personal injuries related to alleged exposure to asbestos during the 1974-1982 time frame. Subsequent to March 31, 2011, the Company settled this lawsuit for an amount of $10,000, which amount the Company expects to be paid by the Company’s insurance provider.

Note 10 – Subsequent Events

On April 1, 2011, Stapleton Acquisition Company (“SAC”), a Delaware corporation formed for the purpose of facilitating the acquisition of the Company by Craig R. Stapleton, Dorothy W. Stapleton, Walker R. Stapleton and Wendy S. Reyes, Trustee of Separate Property Trust (together with SAC, collectively, the “Stapleton Group”), commenced a tender offer to purchase all of the outstanding shares of common stock, par value $0.0001 per share (the “Shares”), of the Company not owned by the Stapleton Group, at a price of $10.05 per share, net to the seller in cash, without interest and less any applicable withholding taxes (the “Offer Price”), upon the terms and subject to the conditions set forth in the Offer to Purchase dated April 1, 2011, as amended, and in the related letter of transmittal (which collectively constituted the “Offer”). The initial offering period of the Offer expired at 5:00 p.m., New York City time, on April 29, 2011, at which time approximately 411,074 Shares, representing approximately 81% of the outstanding Shares when taken together with the Shares already owned by the Stapleton Group, were validly tendered and not withdrawn pursuant to the Offer. On May 2, 2011, SAC accepted all validly tendered and not withdrawn Shares for payment in accordance with the terms of the Offer and promptly paid for and purchased such Shares. On May 2, 2011, SAC also commenced a subsequent offering period in respect of the Offer to acquire all of the remaining untendered Shares for the Offer Price. The subsequent offering period expired at 5:00 p.m., New York City time, on May 6, 2011. During the subsequent offering period, approximately 61,801 additional Shares were tendered and purchased by SAC. The total number of Shares purchased by SAC in the Offer through the expiration of the subsequent offering period was 472,875 Shares, representing approximately 86% of the outstanding Shares when taken together with the Shares already owned by the Stapleton Group.

Following the Offer, on May 10, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SAC, which provides for the merger of SAC with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). In accordance with Delaware law, the affirmative vote or consent of the holders of a majority of the outstanding Shares is required to adopt the Merger Agreement. SAC, which owns a majority of the outstanding Shares, has adopted the Merger Agreement by executing and delivering a written consent to the Company. Upon completion of the Merger, each Share issued and outstanding immediately prior to the effective time of the Merger (other than Shares owned by SAC or the Company, or Shares, if any, held by stockholders who are entitled to and properly exercise appraisal rights under Delaware law), will be converted into the right to receive the same price of $10.05 per share in cash, without interest and less any applicable withholding taxes, that was paid in the Offer. Prior to the effective time of the Merger, the Company will mail an information statement to its stockholders containing information about the Merger. Under federal securities laws, the Merger may not be completed until 20 days after the Company mails the information statement to its stockholders.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

SonomaWest Holdings, Inc. (“we” or the “Company”) is including the following cautionary statement in this Quarterly Report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. The statements contained in this Report that are not historical facts are “forward-looking statements”, which can generally be identified by the use of forward-looking terminology such as “estimated,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. All written and oral forward-looking statements made in connection with this Quarterly Report which are attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the “Risk Factors” as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as amended, and other cautionary statements set forth therein and in this Quarterly Report on Form 10-Q under “Management's Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that management’s expectations, beliefs or projections will be achieved or accomplished, and the Company expressly disclaims any obligation to update any forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, among others, those factors referenced above, and such things as:

•	statements regarding the expected completion of the acquisition by Stapleton Acquisition Company, including the Merger (as defined below) and the Merger Agreement (as defined below);
•	volatility of rental markets, including reductions in prices received for our rental properties;
•	our ability to fill vacant leasable space;
•	our future cash flow, liquidity and financial position;
•	the ability of our tenants to make rental payments;
•	the amount, nature and timing of our capital expenditures;
•	the cost of completing the Phase I Creek Study and other assessments for the wastewater permitting;
•	a lack of available capital and financing;
•	our operating costs and other expenses;
•	the impact and costs related to compliance with or changes in laws or regulations governing our operations;
•	environmental liabilities and compliance with laws regulating such liabilities;
•	risks related to our level of indebtedness; and
•	other factors, many of which are beyond our control.

The condensed financial statements included herein are presented as of March 31, 2011, and for the nine and three months ended March 31, 2011 and reflect all the adjustments that in the opinion of management are necessary for the fair presentation of the financial position and results of operations for the periods then ended. All adjustments during the periods presented are of a normal and recurring nature.

OVERVIEW

On April 1, 2011, Stapleton Acquisition Company (“SAC”), a Delaware corporation formed for the purpose of facilitating the acquisition of the Company by Craig R. Stapleton, Dorothy W. Stapleton, Walker R. Stapleton and Wendy S. Reyes, Trustee of Separate Property Trust (together with SAC, collectively, the “Stapleton Group”), commenced a tender offer to purchase all of the outstanding shares of common stock, par value $0.0001 per share (the “Shares”), of the Company not owned by the Stapleton Group, at a price of $10.05 per share, net to the seller in cash, without interest and less any applicable withholding taxes (the “Offer Price”), upon the terms and subject to the conditions set forth in the Offer to Purchase dated April 1, 2011, as amended, and in the related letter of transmittal (which collectively constituted the “Offer”). At the time of commencement of the Offer, the Stapleton Group collectively owned 602,353 Shares, representing approximately 48% of the outstanding Shares.

The initial offering period of the Offer expired at 5:00 p.m., New York City time, on April 29, 2011, at which time approximately 411,074 Shares, representing approximately 81% of the outstanding Shares when taken together with the Shares already owned by the Stapleton Group, were validly tendered and not withdrawn pursuant to the Offer. On May 2, 2011, SAC accepted all validly tendered and not withdrawn Shares for payment in accordance with the terms of the Offer and promptly paid for and purchased such Shares.

On May 2, 2011, SAC also commenced a subsequent offering period in respect of the Offer to acquire all of the remaining untendered Shares for the Offer Price. The subsequent offering period expired at 5:00 p.m., New York City time, on May 6, 2011. During the subsequent offering period, approximately 61,801 additional Shares were tendered and purchased by SAC. The total number of Shares purchased by SAC in the Offer through the expiration of the subsequent offering period was 472,875 Shares, representing approximately 86% of the outstanding Shares when taken together with the Shares already owned by the Stapleton Group.

Following the Offer, on May 10, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SAC, which provides for the merger of SAC with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). In accordance with Delaware law, the affirmative vote or consent of the holders of a majority of the outstanding Shares is required to adopt the Merger Agreement. SAC, which owns a majority of the outstanding Shares, has adopted the Merger Agreement by executing and delivering a written consent to the Company. Upon completion of the Merger, each Share issued and outstanding immediately prior to the effective time of the Merger (other than Shares owned by SAC or the Company, or Shares, if any, held by stockholders who are entitled to and properly exercise appraisal rights under Delaware law), will be converted into the right to receive the same price of $10.05 per share in cash, without interest and less any applicable withholding taxes, that was paid in the Offer.

Prior to the effective time of the Merger, the Company will mail an information statement to its stockholders containing information about the Merger. Following the consummation of the Merger, instructions will be mailed to stockholders outlining the steps to be taken to obtain the merger consideration.

Under federal securities laws, the Merger may not be completed until 20 days after the Company mails the information statement to its stockholders. SAC and the Company are obligated to complete the Merger pursuant to the terms and subject to the conditions set forth in the Merger Agreement. Management expects all such conditions to be satisfied at the end of the 20 day period. The Merger is expected to become effective in mid to late June 2011; however, we cannot assure you that the Merger will become effective at that time, if at all.

After the consummation of the Merger, the Shares will be deregistered under applicable rules of the SEC and the Shares also will cease to be traded on the over-the-counter “Pink Sheets.”

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

Given current economic conditions, some of our tenants have experienced a downturn in their businesses, which in some cases has been significant. This downturn continues to further weaken our tenants’ financial condition and has resulted in the failure, in some instances, to make timely rental payments to the Company. In the event of defaults by tenants, the Company may experience loss of revenue and may experience delays in enforcing the Company's rights as landlord.  The bankruptcy or insolvency of a major tenant may further adversely affect the income produced by the Company's properties.  Any losses resulting from lease defaults or the insolvency or bankruptcy of any of the Company's tenants will adversely impact the Company's financial condition, results from operations, cash flow and the per share trading price of its common stock. At March 31, 2011, 15.5% of the Company’s square footage available for lease was unoccupied.  There can be no assurance that the Company will be able to fill the current available space on acceptable terms, or at all.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,704,000 and $2,243,000 at March 31, 2011 and June 30, 2010, respectively. The increase in cash and cash equivalents of $461,000 since June 30, 2010 was the result of $556,000 increased cash provided by operating activities offset by $17,000 in capital expenditures, $16,000 in loan fees paid and $62,000 in principal loan payments.

On December 21, 2010, the Company entered into a refinancing (“Refinancing”) of its existing term loan with a principal sum of $2.5 million (the “Loan”) from Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank, National Association (the “Bank”).  The Company initially entered into the Loan on May 21, 2008, which was evidenced by a three-year promissory note in favor of the Bank (the “Existing Note”).  In connection with the Refinancing, the Company entered into a First Modification of Promissory Note, which modifies the terms of the Existing Note by among other things, providing that interest shall accrue at a rate per annum equal to one month LIBOR plus 275 basis points, extending the maturity date to January 1, 2016 and requiring payments of monthly principal amounts of $20,833.33 plus interest on the outstanding principal balance commencing on January 1, 2011 and continuing on the first day of each month thereafter, with a balloon payment on the maturity date of all outstanding principal and interest then due and payable.  The Company also entered into the First Master Reaffirmation Agreement and Amendment to Loan Documents, in which the Company made certain representations, warranties, reaffirmations, covenants and agreements with respect to the Loan.  The Loan continues to be secured by the Company’s North Property, located at 2064 Highway 116 North in Sebastopol, California. The interest rate was 3.011%  at March 31, 2011.

Cash flows from operating activities are expected to remain positive and relatively consistent given current tenant occupancy and rental agreements in place. The Company believes that its existing resources, together with anticipated cash from rental activities, will be sufficient to satisfy its current and projected cash requirements for at least the next twelve months.

 RESULTS OF OPERATIONS

The Company leases warehouse, production and office space as well as outside storage space at both of its properties. The two properties are located on a total of 91.24 acres of land and at March 31, 2011 have a combined leaseable area of 434,000 square feet (379,000 under roof and 55,000 outside) with original lease terms ranging from month-to-month to leases with expiration dates through 2028, with options to extend the longer-term leases. As of March 31, 2011, there were 31 tenants with leases comprising 366,000 square feet of leasable space (311,000 under roof and 55,000 outside) or 84.5% of the total leasable area. As of March 31, 2010, there were 33 tenants with leases comprising 393,000 square feet of leasable space (334,000 under roof and 59,000 outside) or 89.9% of the total leasable area.

Rental Revenue. For the nine months ended March 31, 2011, rental revenue decreased $188,000, or 9%, as compared to the corresponding period in the prior year. This decrease was primarily a result of the loss of $323,000 in revenue from two tenants who defaulted on their rent, six tenants who reduced or vacated space amounting to $69,000 and various decreases of $27,000.  These were offset by increased revenues from two new tenants and five existing tenants who increased their leased space, increasing rental revenue by $231,000.

For the three months ended March 31, 2011, rental revenue increased $11,000 or 2% as compared to the three months ended March 31, 2010. This increase was primarily a result of increased revenues from two new tenants and five existing tenants who increased their leased space, increasing rental revenue by $76,000.  These were offset by the loss of $40,000 in revenue from two tenants who defaulted on their rent, six tenants who reduced or vacated space amounting to $17,000 and various decreases of $8,000.

Tenant Reimbursements. For the nine months ended March 31, 2011, tenant utility and water reimbursements decreased $38,000 (a $17,000 increase in water usage offset by a $48,000 decrease in electrical utilities related to a tenant’s solar project and $7,000 miscellaneous reimbursements), or 8%, as compared to the nine months ended March 31, 2010. The Company receives monthly bills from its utility provider for tenants’ expenses.  The Company makes the payments directly to the utility provider on behalf of the tenants, and submits an invoice to the tenants for reimbursement.  Such reimbursements are included in the terms of the tenants lease agreements with the Company.  While utility reimbursements levels may fluctuate, the Company does not expect that such reimbursement levels will have any material downward pressure on revenues or a material effect on net income.

For the three months ended March 31, 2011, tenant reimbursements decreased $23,000, or 18%, as compared to the three months ended March 31, 2010. Such decrease related primarily to the reduction in energy usage due to the activation of a tenant’s solar project offset by increased water consumption by tenants.

Operating Costs. For the nine months ended March 31, 2011, total operating costs increased $137,000, or 8%, compared to the nine months ended March 31, 2010. Of this increase, operating costs – related-party increased $34,000 and other operating costs increased by a total of $103,000. The increase in related-party expenses was the result of a $34,000 increase in consulting fees, primarily, payable to Rocky Mountain Trust LLC, which is controlled by Walker R. Stapleton, the Company’s former President, Chief Executive Officer and Chief Financial Officer and a holder of approximately 21% of the equity interests of SAC, which as of May 13, 2011 held approximately 86% of the Company’s outstanding shares of common stock. The increase in other operating costs of $103,000 is related to Special Committee costs of $154,000 incurred in connection with the Offer, an increase in legal fees of $27,000 primarily due to succession planning, loan modification expenses of $24,000, an increase in facility wastewater system expense of $18,000, primarily due to the increased utility costs for aeration and increased wastewater reporting and an increase in maintenance and repairs of $8,000.  These were offset by a reduction in bad debt expense of $65,000, resulting from an improvement in the quality and age of accounts receivable and a reduction in accounts receivable in total, reduced corporate payroll of $44,000 due to the change in CEO and a reduction in compliance costs of $17,000 and various miscellaneous decreases totaling $2,000.

For the three months ended March 31, 2011, total operating costs increased $125,000, or 23%, compared to the three months ended March 31, 2010.    Of this increase, operating costs – related-party increased $33,000 and other operating costs increased by a total of $92,000. The increase in related-party expenses was the result of a $33,000 increase in consulting fees, primarily, payable to Rocky Mountain Trust LLC, which is controlled by Walker R. Stapleton, the Company’s former President, Chief Executive Officer and Chief Financial Officer and a holder of approximately 21% of the equity interests of SAC, which as of May 13, 2011 held approximately 86% of the Company’s outstanding shares of common stock. The increase in other operating costs was primarily related to Special Committee costs of $154,000 incurred in connection with the Offer, and various miscellaneous increases totaling $2,000.  These were offset by reduced corporate payroll of $42,000 with the retirement of the CEO, reduction in compliance costs of $14,000 and facility wastewater system expense of $8,000.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of Craig R. Stapleton, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based on the evaluation, the officer has concluded that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2010, the Company was named as a defendant in a lawsuit as the successor of Appletime and Vacu-Dry, filed in the Superior Court of the State of California for the County of Alameda, by Eugene Box and Shirley Box, seeking damages for personal injuries related to alleged exposure to asbestos during the 1974-1982 timeframe. Subsequent to March 31, 2011, the Company settled this lawsuit for an amount of $10,000, which amount the Company expects to be paid by the Company’s insurance provider.

Item 1A. Risk Factors

There have been no material changes in the risk factors, during the quarter ended March 31, 2011 from those disclosed in our Form 10-K, as amended, for the year ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

10.6(6)	Consulting Agreement effective as of January 1, 2011 between SonomaWest Holdings, Inc. and Rocky Mountain LLC.

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(6)	Incorporated by reference to Exhibit 10.5 to the registrant’s Schedule 14D-9, filed on April 15, 2011.

                    *           Filed herewith.

                    +           Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2011

 /s/ Craig R. Stapleton
Craig R. Stapleton, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Document Description

10.6(6)	Consulting Agreement effective as of January 1, 2011 between SonomaWest Holdings, Inc. and Rocky Mountain LLC.

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

(6)	Incorporated by reference to Exhibit 10.5 to the registrant’s Schedule 14D-9, filed on April 15, 2011.

                    *           Filed herewith.

                    +           Furnished herewith.